Form 10QSB
period 1996-06-30
FIDELITY BANCORP INC
filed 1996-08-14
CIK 769207

U.S. Securities and Exchange Commission


                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from ____________________ to ____________________

                         Commission file number 0-22288

                             Fidelity Bancorp, Inc.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

  Pennsylvania                                          25-1705405
- --------------------------------------------------------------------------------
 (State  or  other  jurisdiction  of          (IRS Employer Identification No.)
 incorporation  or organization

 1009 Perry Highway, Pittsburgh, Pennsylvania             15237
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

                                  412-367-3300
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [   ]  No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,369,511 shares, par value $0.01, at June 30, 1996

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

                      FIDELITY BANCORP, INC. AND SUBSIDIARY

                                      Index


Part I - Financial
Information
Page

Item 1.  Financial Statements

          Statements of Financial Condition as of September 30, 1995 and June 30, 1996 (Unaudited)

          Statements of Income (Unaudited) for the Three and Nine Month Periods
               Ended June 30, 1995 and 1996

          Statements of Cash Flows (Unaudited) for the Nine months Ended
               June 30, 1995 and 1996

          Statement of Changes in Stockholders' Equity (Unaudited) for the Nine
               Months Ended June 30, 1995 and 1996

          Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations


Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information


                                       FIDELITY BANCORP, INC. AND SUBSIDIARY
                                         Statements of Financial Condition

        Assets                                                                          September 30, 1995        June 30, 1996
        ------                                                                          ------------------        -------------
                                                                                                                   (Unaudited)
Cash and amounts due from
  depository institutions ......................................................         $   4,689,505            $   4,832,669
Interest-earning demand deposits with
 other institutions: ...........................................................               353,975                5,036,957
Investment securities ..........................................................            15,275,697                5,565,834
Investment securities available-for-sale .......................................            29,141,311               50,385,297
Loans receivable, net ..........................................................           120,903,690              144,460,520
Mortgage-backed securities, net ................................................            92,324,135               32,104,711
Mortgage-backed securities available-for-sale ..................................             9,187,379               63,893,401
Loans held-for-sale ............................................................                   -0-                      -0-
Real estate owned, net .........................................................             1,061,550                  400,000
Federal Home Loan Bank stock - at  cost ........................................             1,752,200                2,577,500
Accrued interest receivable, net:
    Loans ......................................................................               705,778                  827,243
    Mortgage-backed securities .................................................               588,276                  598,686
    Investments ................................................................               608,413                  950,011
Office premises and equipment, net .............................................             3,480,907                3,334,025
Deferred tax asset .............................................................               765,800                1,624,132
Goodwill and other intangible assets ...........................................               308,104                  110,037
Prepaid income taxes ...........................................................                66,640                   66,641
Prepaid expenses and sundry assets .............................................               596,860                  547,162
                                                                                         -------------            -------------
              Total Assets .....................................................         $ 281,810,220            $ 317,314,826
                                                                                         =============            =============
     Liabilities and Net Worth
Liabilities:
    Savings deposits ...........................................................         $ 244,082,596            $ 240,026,101
    Federal Home Loan Bank advances ............................................             8,550,000               51,550,000
    Reverse repurchase agreements ..............................................             4,541,951                  336,235
    Advance deposits by borrowers for
      taxes and insurance ......................................................             1,198,166                2,693,498
    Accrued interest on savings and
      other deposits ...........................................................               258,196                  127,686
    Accrued income taxes payable ...............................................                   -0-                      -0-
    Other accrued expenses and sundry liabilities ..............................             1,046,985                1,037,519
                                                                                         -------------            -------------
            Total Liabilities ..................................................           259,677,894              295,771,039
                                                                                         =============            =============

Part I - Financial Information

                                       FIDELITY BANCORP, INC. AND SUBSIDIARY
                                   Statements of Financial Condition (continued)

                                                                                        September 30, 1995        June 30, 1996
                                                                                        ------------------        -------------
                                                                                                                   (Unaudited)
Stockholders' equity (Notes 4 & 5):
    Common Stock, $0.01 par value per share;
      10,000,000 shares authorized; 1,235,734
      and 1,369,511 shares issued and outstanding,
      repectively ..............................................................                12,357                   13,695
    Additional paid-in capital .................................................             8,138,525               10,393,555
    Retained earnings - substantially restricted ...............................            13,788,652               12,868,495
Unrealized gain (loss) on securities available-for-sale ........................               192,792               (1,731,958)
                                                                                         -------------            -------------
Total stockholders' equity .....................................................            22,132,326               21,543,787
                                                                                         -------------            -------------
Total Liabilities and Stockholders' Equity .....................................         $ 281,810,220            $ 317,314,826
                                                                                         =============            =============
See accompanying notes to financial statements.

                                          FIDELITY BANCORP, INC. AND SUBSIDIARY
                                            Statements of Income (Unaudited)

                                                                          Three Months Ended                 Nine Months Ended
                                                                               June 30,                           June 30,
                                                                        1995             1996              1995              1996
                                                                    ------------     ------------     ------------      ------------
Interest Income:
     Loans ....................................................     $  2,545,290     $  2,978,424     $  7,249,007      $  8,307,061
     Mortgage-backed securities ...............................        1,694,228        1,561,996        5,107,652         4,617,686
     Investment securities ....................................          648,535          862,130        1,752,028         2,449,645
     Deposits with other institutions .........................           36,902            3,687           53,805            20,022
                                                                    ------------     ------------     ------------      ------------
         Total interest income ................................        4,924,955        5,406,237       14,162,492        15,394,414
                                                                    ------------     ------------     ------------      ------------

Interest Expense:
     Savings deposits .........................................        2,673,333        2,442,092        7,190,478         7,682,382
     Borrowed funds ...........................................          263,604          534,780          964,731         1,056,679
                                                                    ------------     ------------     ------------      ------------
         Total interest expense ...............................        2,936,937        2,976,872        8,155,209         8,739,061
                                                                    ------------     ------------     ------------      ------------

Net interest income before provision for loan losses ..........        1,988,018        2,429,365        6,007,283         6,655,353
Provision for loan losses .....................................           60,000           90,000          220,000           180,000
                                                                    ------------     ------------     ------------      ------------
Net interest income after provision for loan losses ...........        1,928,018        2,339,365        5,787,283         6,475,353
                                                                    ------------     ------------     ------------      ------------

Other income:
     Service fee income .......................................           18,374           34,221           56,821            69,729
     Gain (loss) on sale of investment securities &
         mortgage-backed securities, net ......................            8,196            9,617          (56,876)           26,620
     Gain on sale of loans ....................................            3,170            3,360           11,012             8,912
     Other operating income ...................................          133,825          161,226          434,530           453,034
                                                                    ------------     ------------     ------------      ------------
         Total other income ...................................          163,565          208,424          445,487           558,295
                                                                    ------------     ------------     ------------      ------------

                                          FIDELITY BANCORP, INC. AND SUBSIDIARY
                                            Statements of Income (Unaudited)
                                                      (continued)


                                                                          Three Months Ended                 Nine Months Ended
                                                                               June 30,                           June 30,
                                                                        1995             1996              1995              1996
                                                                    ------------     ------------     ------------      ------------
Operating expenses:
     Compensation, payroll taxes and fringe benefits ..........          764,796          813,916        2,307,359         2,403,590
     Occupancy and equipment expense ..........................          139,163          139,552          401,266           418,049
     Depreciation and amortization ............................           99,165          110,190          319,706           332,221
     Federal insurance premiums ...............................          129,611          140,343          392,474           420,292
     Loss on real estate owned, net ...........................             --             39,539             --              40,936
     Amortization of intangibles ..............................           66,022           66,022          198,067           198,067
     Other operating expenses .................................          315,881          357,782          917,511         1,021,200
                                                                    ------------     ------------     ------------      ------------
         Total operating expenses .............................        1,514,638        1,667,344        4,536,383         4,834,355
                                                                    ------------     ------------     ------------      ------------

Income before income tax provision ............................          576,945          880,445        1,696,387         2,199,293

Income tax provision ..........................................          170,000          263,000          543,000           646,000
                                                                    ------------     ------------     ------------      ------------
         Net Income ...........................................     $    406,945     $    617,445     $  1,153,387      $  1,553,293
                                                                    ============     ============     ============      ============

Primary earnings per common share
     (Notes 3 & 5) ............................................     $       0.29     $       0.44     $        .83      $       1.11
                                                                    ============     ============     ============      ============

Dividends per common share ....................................     $       0.08     $       0.08     $       0.23      $       0.24
                                                                    ============     ============     ============      ============

See accompanying notes to financial statements.

                                           FIDELITY BANCORP, INC. AND SUBSIDIARY
                                            Statements of Cash Flows (Unaudited)

                                                                                               Nine Months Ended  June 30,
                                                                                              1996                     1995
                                                                                         ------------            ------------

Operating Activities:
Net income: ....................................................................         $  1,553,293            $  1,153,387
Adjustments to reconcile net income
  to net cash provided by operating activities:
Provision for loan losses ......................................................              180,000                 220,000
Depreciation and amortization ..................................................              332,221                 319,706
Deferred loan fee amortization .................................................             (221,021)                (35,629)
Amortization of investment and mortgage-
  backed securities discounts/premiums, net ....................................              234,052                 345,158
Amortization of intangibles ....................................................              198,067                 198,067
Net (gain) loss on sale of investment securities ...............................              (10,344)                128,256
Net (gain) loss on sale of mortgage-backed securities ..........................              (16,276)                (71,380)
Net (gain) loss on sale of loans ...............................................               (8,912)                (11,012)
Origination of loans held-for-sale .............................................             (134,400)               (331,200)
Proceeds from sale of loans held-for-sale ......................................              143,312                 330,311
(Increase) decrease in interest receivable .....................................             (473,473)               (167,786)
(Increase) decrease in deferred tax asset ......................................             (858,332)               (244,480)
Increase (decrease) in accrued income taxes ....................................                   (1)                (18,650)
Increase (decrease) in interest payable ........................................             (130,510)               (191,296)
Other changes - net ............................................................              774,426                   1,209
                                                                                         ------------            ------------
Net cash provided (used) by operating activities ...............................            1,562,102               1,624,661
                                                                                         ------------            ------------

                                           FIDELITY BANCORP, INC. AND SUBSIDIARY
                                            Statements of Cash Flows (Unaudited)
                                                      (continued)

                                                                                               Nine Months Ended  June 30,
                                                                                              1996                     1995
                                                                                         ------------            ------------
Investing Activities:
Proceeds from sales of investment securities
    available-for-sale .........................................................            5,555,628              18,208,800
Proceeds from sales of mortgage-backed securities
     available-for-sale ........................................................            4,128,581               6,207,690
Proceeds from maturities and principal repayments
    of investment securities available-for-sale ................................            5,000,000               4,200,000
Proceeds from maturities and principal repayments
    of mortgage-backed securities available-for-sale ...........................            5,200,000               2,050,688
Purchases of investment securities available-for-sale ..........................          (24,504,255)            (27,931,434)
Purchases of mortgage-backed securities available-for-sale .....................          (12,289,521)             (7,079,103)
Proceeds from maturities and principal repayments of
    investment securities ......................................................            1,483,769               2,834,973
Purchases of investment securities .............................................                 --                  (196,142)
Purchases of mortgage-backed securities ........................................              (33,165)               (847,445)
Proceeds from sales of mortgage-backed securities ..............................            1,376,497                    --
Proceeds from mortgage-backed securities
   principal repayments ........................................................            5,121,233               6,983,949
Net (increase) decrease in other interest-earning deposits with
   other institutions ..........................................................                 --                   297,000
Principal repayments on first mortgage loans ...................................           11,159,662               9,595,906
Principal repayments on other loans ............................................           12,573,125               7,605,517
First mortgage loans originated and disbursed ..................................          (24,323,379)            (11,427,829)
Proceeds from sale of other loans ..............................................              521,127               1,223,566
Other loans originated .........................................................          (23,535,958)            (15,780,243)
Additions to office premises and equipment .....................................             (185,339)               (557,140)
                                                                                         ------------            ------------
Net cash provided (used) by investing activities ...............................          (32,751,995)             (4,611,247)
                                                                                         ------------            ------------




                                          FIDELITY BANCORP, INC. AND SUBSIDIARY
                                           Statements of Cash Flows (Unaudited)
                                                      (continued)
                                                                                             Nine Months Ended  June 30,
                                                                                            1996                    1995
                                                                                       ------------            ------------
Financing Activities:
Net increase (decrease) in savings deposits ....................................         (4,056,495)             17,226,252
Increase in advance payments by borrowers for taxes
  and insurance ................................................................          1,495,332               1,488,247
Increase (decrease) in reverse repurchase agreements ...........................         (4,205,716)               (571,883)
FHLB advance repayments ........................................................       (881,975,000)            (30,150,000)
FHLB advances ..................................................................        924,975,000              16,050,000
Cash dividends paid ............................................................           (300,090)               (283,412)
Stock options exercised ........................................................             42,611                  32,310
Proceeds from sale of stock ....................................................             40,397                  41,115
                                                                                       ------------            ------------
Net cash provided (used) by financing activities ...............................         36,016,039               3,832,629
                                                                                      --------------             ----------

Increase (decrease) in cash and cash equivalents ...............................          4,826,146                 846,043

Cash and cash equivalents at beginning of period ...............................          5,043,480               4,120,355
                                                                                      -------------            ------------
Cash and cash equivalents at end of period .....................................      $   9,869,626            $  4,966,398
                                                                                      =============            ============


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings ....................................      $   8,825,394            $  7,966,325
  Income Taxes .................................................................            650,000                 888,488

Transfer of investment and mortgage-backed securities
  from investment to available-for-sale ........................................      $  61,864,252            $ 21,481,176

See accompanying notes to financial statements.

                                 FIDELITY BANCORP, INC. AND SUBSIDIARY -
                        Statement of Changes in Stockholders' Equity (Unaudited)

                                                                                                  Additional
                                                                              Common               Paid-in               Retained
                                                                              Stock                Capital                Earnings
                                                                         ------------           ------------           ------------
Balance at September 30, 1994 .................................          $     12,266           $  8,050,958           $ 12,655,533
    Net income ................................................                                                           1,153,387
    Cash dividends paid at $.23
          per share ...........................................                                                            (283,412)
    Effect of change in accounting
          for certain debt and equity
          securities at date of adoption,
          net of deferred taxes (Note 4)
     Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes
     Employee stock ownership plan
          debt repayment
     Sale of Stock ............................................                    28                 41,087
     Stock options exercised ..................................                    55                 32,255
                                                                         ------------           ------------           ------------
Balance at June 30, 1995 ......................................          $     12,349           $  8,124,300           $ 13,525,508
                                                                         ============           ============           ============

Balance at September 30, 1995 .................................          $     12,357           $  8,138,525           $ 13,788,652
     Net income ...............................................                                                           1,553,293
     Cash dividends paid at $.08
          per share ...........................................                                                            (297,682)
     10% Stock Dividend on Common
          Stock ...............................................                 1,242              2,172,118             (2,173,360)
     Cash paid on stock dividend in lieu
         of fractional shares .................................                                                              (2,408)
     Effect of change in accounting
          for certain debt and equity
          securities at date of adoption,
          net of deferred taxes (Note 4) ......................
     Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes ..............................
     Sale of stock ............................................                    24                 40,373
     Stock options exercised ..................................                    72                 42,539
                                                                         ------------           ------------           ------------
Balance at June 30, 1996 ......................................          $     13,695           $ 10,393,555           $ 12,868,495
                                                                         ============           ============           ============

                                 FIDELITY BANCORP, INC. AND SUBSIDIARY -
                        Statement of Changes in Stockholders' Equity (Unaudited)
                                           (continued)


                                                                 Unrealised Gain        Employee Stock
                                                               (Loss) on Securities        Ownership
                                                                 Available-for-Sale        Plan Debt                Total
                                                               --------------------     --------------           ------------
Balance at September 30, 1994 ............................        $    (54,137)        ($    18,627)            $ 20,645,993
    Net income ...........................................                                                         1,153,387
    Cash dividends paid at $.23
          per share ......................................                                                          (283,412)
    Effect of change in accounting
          for certain debt and equity
          securities at date of adoption,
          net of deferred taxes (Note 4) .................            (208,000)                                     (208,000)
     Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes .........................             402,598                                       402,598
     Employee stock ownership plan
          debt repayment .................................                                   18,627                   18,627
     Sale of Stock .......................................                                                            41,115
     Stock options exercised .............................                                                            32,310
                                                                  ------------         ------------             ------------
Balance at June 30, 1995 .................................        $    140,461         $        -0-             $ 21,802,618
                                                                  ============         ============             ============

Balance at September 30, 1995 ............................        $    192,792         $        -0-             $ 22,132,326
     Net income ..........................................                                                         1,553,293
     Cash dividends paid at $.08
          per share ......................................                                                          (297,682)
     10% Stock Dividend on Common
          Stock ..........................................                                                               -0-
     Cash paid on stock dividend in lieu
         of fractional shares ............................                                                            (2,408)
     Effect of change in accounting
          for certain debt and equity
          securities at date of adoption,
          net of deferred taxes (Note 4) .................            (539,414)                                     (539,414)
     Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes .........................          (1,385,336)                                   (1,385,336)
     Sale of stock .......................................                                                            40,397
     Stock options exercised .............................                                                            42,611
                                                                  ------------         ------------             ------------
Balance at June 30, 1996 .................................        $ (1,731,958)        $        -0-             $ 21,543,787
                                                                  ============         ============             ============

                      FIDELITY BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)
                      September 30, 1995 and June 30, 1996

(1) Consolidation

The consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the Company) and its wholly-owned subsidiary Fidelity Savings Bank (the
Bank). Intercompany transactions have been eliminated in consolidation.

(2) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders' equity, and changes in cash flow in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended
June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Cash and cash equivalents include cash and amounts due from depository institutions, fed funds sold and the demand deposits portion of interest-earning deposits with other institutions.

(3) Earnings Per Share

Earnings per share for the three and nine months ended June 30, 1995 and 1996 are calculated by dividing net income by the weighted average number of common shares outstanding. Outstanding shares also include common stock equivalents which consist of certain outstanding stock options. The average number of shares outstanding (including common stock equivalents) for the three month period ended June 30, 1995 and 1996 were 1,391,498 and 1,409,501 respectively. The average number of shares outstanding (including common stock equivalents) for the nine month periods ended June 30, 1995 and 1996 were 1,391,498 and 1,404,054, respectively. The average number of shares for fiscal 1995 and 1996 have been restated to reflect the 10% stock dividend discussed in Note 5.

(4) In May 1993, the Financial Accounting Standards Board (FASB) issued FAS No. 115, "Accounting for Certain Investments in Debt and Equity securities." FAS No. 115 requires that investment securities be classified into three categories: (1) Securities Held to Maturity -- reported at amortized cost, (2) Trading Securities -- reported at fair value, and (3) Securities Available for Sale -- reported at fair value. Unrealized holding gains and losses for trading securities will be included in earnings while unrealized holding gains and losses for securities available for sale are reported as a separate component of equity. FAS No. 115 is effective for fiscal years beginning after December 15, 1993, and initial adoption is required to be reflected prospectively. The Bank adopted FAS No. 115 as of October 1, 1994. At that date approximately $21.5 million of investment securities and mortgage-backed securities were reclassified as available-for-sale.

On November 15, 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Guide). The Guide provided a one-time opportunity for companies to reassess the classification of securities under FAS No. 115. The one-time reclassification could be made without calling into question the propriety of a company's stated intent in prior or subsequent periods. The reclassification had to occur between November 15, 1995 and December 31, 1995. As a result of the above, approximately $61.9 million of investment and mortgage-backed securities were transferred to available-for-sale in December 1995.

(5) On April 16, 1996, the Board of Directors declared a 10% stock dividend payable on May 31, 1996 to stockholders of record on May 15, 1996. All per share amounts have been restated to reflect this stock dividend.

                      FIDELITY BANCORP, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1995 and June 30, 1996

Total assets of the Bank increased $35.5 million or 12.6% to $317.3 million at June 30, 1996 from $281.8 million at September 30, 1995. Significant changes in individual categories were increases in loans receivable of $23.6 million, investment securities available-for-sale of $21.2 million, and mortgage-backed securities available-for-sale of $54.7 million, and decreases in investment securities of $9.7 million and mortgage-backed securities of $60.2 million. On November 15, 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the Guide). The Guide provided a one-time opportunity, from November 15, 1995 to December 31, 1995, to reassess the classification of securities under Statement 115. As a result, approximately $61.9 million of investment securities and mortgage-backed securities were reclassified as available-for-sale.

Total liabilities of the Bank increased by $36.1 million or 13.9% to $295.8 million at June 30, 1996 from $259.7 million at September 30, 1995. The increase reflects a $43.0 million increase in Federal Home Loan Bank advances outstanding and a $1.5 million increase in advance deposits by borrowers for taxes and insurance, partially offset by a $4.2 million decrease in reverse repurchase agreements and a $4.1 million decrease in savings deposits.

Stockholders' equity decreased $589,000 or 2.7% to $21.5 million at June 30, 1996, compared to September 30, 1995. The net decrease reflects net income for the nine month period ended June 30, 1996 of $1.6 million, proceeds from stock options exercised of $43,000, and proceeds from the Dividend Reinvestment Plan of $40,000, offset by an increase in unrealized holding losses on securities available-for-sale of $1.9 million and common stock cash dividends paid of $300,000.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented.

                                                                                            September 30, 1995         June 30, 1996
                                                                                            ------------------         -------------
Non-accrual residential real
  estate loans (one-to-four-family) ............................................               $  227,000                $  484,000
Non-accrual construction, multi-family
  residential and commercial real estate loans .................................                     --                     367,000
Non-accrual installment and
  commercial business loans ....................................................                   85,000                   101,000
                                                                                               ----------                ----------
Total non-performing loans .....................................................               $  312,000                $  952,000
                                                                                               ==========                ==========
Total non-performing loans as
  a percent of net loans receivable ............................................                      .26%                      .66%
                                                                                               ==========                ==========
Total real estate owned and in-substance
  foreclosures, net of related reserves ........................................               $1,062,000                $  400,000
                                                                                               ==========                ==========
Total non-performing loans and real estate
  owned as a percent of total assets ...........................................                      .49%                      .43%
                                                                                               ==========                ==========

Included in non-performing loans at June 30, 1996 are 12 single-family residential real estate loans totaling $484,000, two construction loans totaling $367,000, two commercial business loans totaling $20,000, and 25 installment and credit card loans totaling $81,000. Of the 12 non-performing single-family residential real estate loans, the largest amounted to $176,000 and the remaining loans averaged approximately $28,000. The two construction loans are for single family residences and are obligations of the contractor, who is building the homes as unsold spec houses. The two commercial business loans include a $16,000 loan on a retail business and a $4,000 line of credit on a day care center. The 25 installment and credit card loans total $81,000 and consist of various secured and unsecured consumer loans.

At June 30, 1996, the Bank had an allowance for possible loan losses of $1.5 million or 1.00% of loans receivable, as compared to an allowance of $1.4 million or 1.14% of loans receivable at September 30, 1995. The allowance for possible loan losses equaled 154.5% of non-performing loans at June 30, 1996.

Management has evaluated these non-performing loans and the overall allowance for possible loan losses and is satisfied that the allowance for possible losses on loans at June 30, 1996 is adequate. In that regard, consideration was given to the relatively stable level of the allowance from September 30, 1995 to June 30, 1996, as well as the coverage of non-performing loans the allowance provides at June 30, 1996.

Real estate owned at June 30, 1996 consists of one single-family residential property and an adjoining lot located in Pittsburgh, Pennsylvania totaling $400,000. The residential property has been appraised in 1996 at $425,000. Management believes that the carrying value of real estate owned at June 30, 1996 approximates the net realizable value of the properties. However, while management uses the best information available to make such determinations, future adjustments may become necessary.



                       Comparison of Results of Operations
           for the Three and Nine Months Ended June 30, 1996 and 1995


Net Income

Net income for the three months ended June 30, 1996 was $617,000 compared to $407,000 for the same period in 1995, an increase of $210,000 or 51.7%. The increase reflects an increase in net interest income of $441,000 or 22.2% and an increase in other income of $45,000 or 27.4%. Partially offsetting these factors was an increase in the provision for loan losses of $30,000 or 50.0%, an increase in other operating expenses of $153,000 or 10.1% and an increase in the provision for income taxes of $93,000 or 54.7%.

Net income for the nine months ended June 30, 1996 was $1.6 million compared to $1.2 million for the same period in 1995, an increase of $400,000 or 34.7%. The increase reflects an increase in net interest income of $648,000 or 10.8%, a decrease in the provision for loan losses of $40,000 or 18.2%, and an increase in other income of $113,000 or 25.3%. Partially offsetting these factors were an increase in operating expenses of $298,000 or 6.6% and an increase in the provision for income taxes of $103,000 or 19.0%.

Interest Rate Spread

The Bank's interest rate spread, the difference between yields on interest-earning assets and the cost of funds, increased to 3.27% in the three months ended June 30, 1996 from 2.76% in the same period in 1995. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                             Three Months Ended
                                                                   June 30,
                                                              1996         1995
                                                              ----         ----
Average yield on:
   Mortgage loans .....................................       8.62%        8.12%
   Mortgage-backed securities .........................       6.40         6.29
   Installment loans ..................................       7.99         8.59
   Commercial business loans ..........................       9.57        10.02
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1) ...............................       6.70         6.83
                                                              ----        -----
   Total interest-earning assets ......................       7.46         7.29
                                                              ----        -----

Average rates paid on:
   Savings deposits ...................................       4.06         4.45
   Borrowed funds .....................................       4.88         5.45
                                                              ----        -----
   Total interest-bearing liabilities .................       4.19         4.52
                                                              ----        -----

Average interest rate spread ..........................       3.27%        2.76%
                                                              ====        =====

Net yield on interest-earning assets ..................       3.46%        2.98%
                                                              ====        =====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's interest rate spread increased to 3.10% in the nine months ended June 30, 1996 from 2.86% in the same period in fiscal 1995. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                             Nine Months Ended
                                                                  June 30,
                                                             1996          1995
                                                             ----          ----
Average yield on:
   Mortgage loans                                             8.34%       8.09%
   Mortgage-backed securities                                 6.27        6.14
   Installment loans                                          8.31        8.11
   Commercial business loans                                  9.81        9.72
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1)                                       6.92        6.63
                                                              ----        ----
   Total interest-earning assets                              7.39        7.10
                                                              ----        ----
Average rates paid on:
   Savings deposits                                           4.23        4.14
   Borrowed funds                                             4.77        5.31
                                                              ----        ----
   Total interest-bearing liabilities                         4.29        4.25
                                                              ----        ----

Average interest rate spread                                  3.10%       2.86%
                                                             =====        =====
Net yield on interest-earning assets                          3.28%       3.06%
                                                             =====        =====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income

Interest on loans increased $433,000 or 17.0% to $3.0 million for the three months ended June 30, 1996, compared to the same period in 1995. The increase is attributable to an increase in the average loan balance outstanding during the 1996 period as well as an increase in the yield earned on these assets in the 1996 period as compared to the same period in 1995.

Interest on loans increased $1.1 million or 14.6% to $8.3 million for the nine months ended June 30, 1996, compared to the same period in 1995. The increase is attributable to an increase in the average loan balance outstanding during the 1996 period, as well as an increase in the yield earned on these assets in the fiscal 1996 period as compared to the same period in fiscal 1995.

Interest on mortgage-backed securities decreased $132,000 or 7.8% to $1.6 million and $490,000 or 9.6% to $4.6 million for the three and nine month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease for both the three and nine month periods reflects a decrease in the average balance of mortgage-backed securities held in the 1996 period, partially offset by an increase in the yield earned on the securities.

Interest on interest-earning deposits with other institutions and investment securities increased $180,000 or 26.3% to $866,000 for the three month period ended June 30, 1996, as compared to the same period in 1995. The increase reflects an increase in the average balance of such securities and deposits, partially offset by a decrease in the yield earned on these investments. For the nine month period ended June 30, 1996, interest on interest-earning deposits with other institutions and investment securities increased $664,000 or 36.8% to $2.5 million, as compared to the same period in the prior year. The increase reflects both an increase in the average balance of such securities and deposits, as well as an increase in the yield earned on these investments.

Interest Expense

Interest on savings deposits decreased $231,000 or 8.6% to $2.4 million and increased $492,000 or 6.8% to $7.7 million for the three and nine month periods ended June 30, 1996, respectively, as compared to the same periods in fiscal 1995. The decrease for the three month period in fiscal 1996 as compared to fiscal 1995 primarily reflects a decrease in the average cost of deposits. The increase for the nine month period in fiscal 1996, as compared to fiscal 1995, reflects both an increase in the average balance of deposits, as well as an increase in the average cost of deposits.

Interest on borrowed funds increased $272,000 or 102.9% to $535,000 and $92,000 or 9.5% to $1.1 million for the three and nine month periods ended June 30, 1996, respectively, as compared to the same periods in fiscal 1995. The increases for both the three and nine month periods in fiscal 1996 as compared to fiscal 1995 primarily reflect an increase in the average balance of funds borrowed during the 1996 periods. This was partially offset by a decrease in the average cost of borrowing during the 1996 periods. The Bank relied more on these wholesale funding sources throughout much of fiscal 1996 to fund growth.

Net Interest Income Before Provision for Loan Losses

The Bank's net interest income before provision for loan losses increased $441,000 or 22.2% to $2.4 million for the three months ended June 30, 1996, as compared to the same period in 1995. The increase is attributable to an increased spread in the 1996 period, as well as an increase in the ratio of interest-earning assets to interest-bearing liabilities. Net interest income before provision for loan losses increased $648,000 or 10.8% to $6.7 million for the nine months ended June 30, 1996, as compared to the same period in fiscal 1995. The increase reflects both an increased spread in the fiscal 1996 period as compared to fiscal 1995, as well as an increase in the ratio of interest-earning assets to interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses increased $30,000 or 50.0% to $90,000 and decreased $40,000 or 18.2% to $180,000 for the three and nine month periods ended June 30, 1996, respectively, as compared to the same periods in fiscal 1995. The provision for both years reflects a continued systematic provision for loan losses based on management's evaluation of the loan portfolio and current economic conditions. Also, management considers the historical loss experience of the Bank and evaluates the current level of the allowance for possible loan losses when establishing the provision.

Other Income

Total non-interest or other income increased $45,000 or 27.4% to $208,000 and $113,000 or 25.3% to $558,000 for the three and nine month periods ended June 30, 1996, respectively, as compared to the same periods in fiscal 1995.

Service fee income, which includes late charges on loans, fees for loans serviced for others and other miscellaneous loan fees, increased $16,000 or 86.4% to $34,000 and $13,000 or 22.7% to $70,000 for the three and nine month periods ended June 30, 1996, respectively, as compared to the same periods in fiscal 1995. For both periods, the increase primarily represents increased late charges on loans, as well as increases in certain fees related to commercial loans and lines of credit.

Gain on the sale of investment and mortgage-backed securities increased $1,000 or 17.3% for the three month period ended June 30, 1996, as compared to the same period in 1995. For the nine month period ended June 30, 1996, a gain of $27,000 was recorded, as compared to a loss of $57,000 for the same period in fiscal 1995. Sales made from the available-for-sale portfolio in fiscal 1995 were primarily done to partially reposition the portfolio to reflect the higher interest rate environment that existed. Funds from the sales were reinvested in securities earning current market rates, however losses were realized on some sales in the implementation of this strategy. The gains in fiscal 1996 also resulted from the sale of securities available-for-sale and were also done to reposition portions of the portfolio as conditions and interest rates changed.

Gain on sale of loans was unchanged at $3,000 for the three month periods ended June 30, 1996 and 1995. The gain on sale of loans decreased by $2,000 or 19.1% to $9,000 for the nine months ended June 30, 1996, as compared to the same period in the prior year. The Bank is an approved seller/servicer of Federal National Mortgage Association ("FNMA") loans, and sells a portion of the fixed-rate residential mortgage loans it originates, generally those with terms greater than 15 years. Results for both the three and nine month periods ended June 30, 1996 generally reflect a reduced volume of mortgage loans sold in the secondary market. Additionally, the Bank began selling education loans to the Student Loan Marketing Association ("SLMA") in fiscal 1995. Such sales generally result in only a small gain or loss being realized and are being done to reduce the Bank's position in these loans, which are generally low yielding and subject to extensive and costly government regulation. The Bank does not intend to originate additional loans for its portfolio, except those that will be serviced by SLMA.

Other operating income includes miscellaneous sources of income which consist primarily of various fees related to checking accounts, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $27,000 or 20.5% to $161,000 and $19,000 or 4.3% to $453,000 for the three and nine month periods ended June 30, 1996, as compared to the same periods in fiscal 1995. The increase for both periods is primarily due to increases in checking account service charges and fees related to automatic teller machine usage. In addition, for the nine month period ended June 30, 1995, a gain on the sale of the building housing the Bank's former East Ohio Street branch, which was closed in March 1994, was recorded.

Other Expenses

Total operating expenses increased $153,000 or 10.1% to $1.7 million and $298,000 or 6.6% to $4.8 million for the three and nine month periods ended June 30, 1996, respectively, as compared to the same period in fiscal 1995.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $49,000 or 6.4% to $814,000 and $96,000 or 4.2% to $2.4 million for the three and nine month periods ended June 30, 1996, respectively, compared to the same periods in fiscal 1995. Factors contributing to the increase were salary increases for employees and higher fringe benefit costs, primarily related to the Employee Stock Ownership Plan.

Office occupancy and equipment expense was unchanged at $139,000 and increased $17,000 or 4.2% to $418,000 for the three and nine month periods ended June 30, 1996, respectively, compared to the same periods in fiscal 1995. For the three month period there were no significant variations between years. For the nine month period ended June 30, 1996, as compared to the same period in the prior year, the main factor causing the increase was increased utility costs and equipment maintenance expenditures, partially offset by a reduction in property tax expense.

Depreciation and amortization increased $11,000 or 11.1% to $110,000 and $13,000 or 3.9% to $332,000 for the three and nine month periods ended June 30, 1996, respectively, compared to the same periods in fiscal 1995. The results reflect the commencement of depreciation on renovations completed at the Zelionople and Bloomfield branches of the bank, partially offset by some equipment becoming fully depreciated.

Federal insurance premiums increased $11,000 or 8.3% to $140,000 and $28,000 or 7.1% to $420,000 for the three and nine month periods ended June 30, 1996, respectively, compared to the same periods in fiscal 1995. The increase reflects higher deposit balances on which the premium was calculated.

There was no net loss or gain on real estate owned in the fiscal 1995 periods, as compared to net losses of $40,000 and $41,000 for the three and nine month periods ended June 30, 1996, respectively. The activity in the fiscal 1996 periods reflected the write down to fair value of an REO property, partially offset by a gain recorded on the sale of an REO property. No similar write down or sale was made in the fiscal 1995 periods.

Amortization of intangibles was $66,000 and $198,000 for both the three and nine month periods ended June 30, 1996 and 1995, respectively. The intangibles generated by the three branch acquisitions that occurred in November 1991 are being amortized on a straight-line basis over five years.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges, expenses for maintaining real estate owned properties and other administrative expenses, increased $42,000 or 13.3% to $358,000 and $104,000 or 11.3% to $1.0 million for the three and nine month periods ended June 30, 1996, respectively, as compared to the same periods in fiscal 1995. For the three and nine month periods ended June 30, 1996, as compared to the prior year, significant variations between periods included increases in expenses to maintain and repair two properties classified as real estate owned, one of which has now been sold, and fees incurred to introduce a debit card product to the Bank's customers. In addition, for the nine month period ended June 30, 1996, increases were experienced in legal costs primarily related to restating the Bank's Employee Stock Ownership Plan, stationary and supplies, and postage, partially offset by a decrease in printing and stockholder related expenses.

Income Taxes

Income  taxes  increased  $93,000 or 54.7% to $263,000  and $103,000 or 19.0% to
$646,000 for the three and nine month periods ended June 30, 1996, respectively, compared to the same periods in fiscal 1995. The increase in taxes for both the three and nine month periods results from an increase in taxable income, partially offset by a reduction in the effective tax rate.

Capital Requirements

The FDIC has issued regulations that require insured institutions to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 1996, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.13% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 1996, the bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 15.45%.

A reconciliation of Stockholders' Equity to Regulatory Capital is as follows:

Stockholder's equity at June 30, 1996 (1)                    $22,292,572
Less: Intangible assets                                         (110,037)
  Unrealized loss on marketable equity securities                (39,848)
                                                             -----------
Tier 1 Capital at June 30, 1996                               22,142,687
Plus: Qualifying loan loss allowance                           1,470,676
                                                             -----------
Total capital at June 30, 1996                               $23,613,363
                                                             ===========

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033.

Liquidity

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 1996, the total of approved loan commitments amounted to $3.7 million. In addition, the Bank had $5.4 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $85.7 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

Recent Regulatory Developments

The deposits of the Bank are currently insured by the Savings Insurance Association Fund ("SAIF"). Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved fully funded status, however the SAIF has not attained that level to date. The FDIC has recently reduced the average deposit insurance premium paid by commercial banks to zero, while the average premium paid by savings institutions remains at $0.23 per $100 of insured deposits.

The underfunded status of the SAIF has resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. The legislation would require savings institutions like the Bank to pay a one-time charge of $0.80 to $0.90 for every $100 of insured deposits to recapitalize the SAIF. Based on deposit balances at March 31, 1995, the measurement date contained in the original legislation, the Bank would incur a one-time pre-tax charge of approximately $1.8 million to $2.1 million. Management does not believe that this one-time charge to the Bank, if incurred, will have a material impact on the Bank's overall financial condition. The legislation, which was contained in a budget reconciliation bill, was passed by both the U.S. House and Senate but the President vetoed it. Similar legislation has since been reintroduced as part of several different bills, however those bills either have not been voted on to date or have not been passed with the BIF/SAIF legislation still included. At this time, there can be no guarantee when or if similar legislation will be introduced or enacted.

The proposed legislation also contemplated the merger of the BIF and SAIF following the recapitalization of the SAIF. Thereafter, federal deposit insurance premiums would be assessed similarly for all FDIC institutions. Further, the legislation proposes the wholesale conversion of savings institutions into banks. Questions regarding the federal tax consequences of such conversions and permissible activities of the converted institutions are currently still unresolved.

Part II - Other Information

Item. 1  Legal Proceedings

             The Bank is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

Item 2.  Changes in Securities
             None

Item 3.  Defaults Upon Senior Securities
             Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K
             None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           FIDELITY SAVINGS BANK



Date:  August 2, 1996                By:   /s/ William L. Windisch
                                           -----------------------
                                           William L. Windisch
                                           President and Chief Executive Officer


Date:  August 2, 1996                By:   /s/ Richard G. Spencer
                                           ----------------------
                                           Richard G. Spencer
                                           Executive Vice President
                                           and Chief Financial Officer