Form 10KSB
period 1996-09-30
FIDELITY BANCORP INC
filed 1996-12-27
CIK 769207

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      ---
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 ($250 FEE)

      For the fiscal year ended September 30, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 (NO FEE REQUIRED)

      For the transition period from _______ to _______

                         Commission File Number: 0-22288

                             FIDELITY BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)

         Pennsylvania                                         25-1705405
(State or Other Jurisdiction Of                            (I.R.S. Employer
 Incorporation or Organization                           Identification Number)

         1009 Perry Highway
        Pittsburgh, Pennsylvania                                 15237
(Address of Principal Executive Office)                        (Zip Code)

       Registrant's telephone number, including area code: (412) 367-3300

 Securities registered under Section 12(b) of the Exchange Act: Not applicable

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State the issuer's revenues for its most recent fiscal year:  $21,718,000

As of December 13, 1996, the aggregate market value of the 1,212,867 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 168,110 shares held by all directors of the Registrant and executive officers of the Registrant and its subsidiaries as a group (excluding the effects of unexercised stock options), was $23.0 million. This figure is based on the last sale price of $19.00 per share of the Registrant's Common Stock on December 13, 1996, as reported in The Wall Street Journal on December 16, 1996. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 13, 1996: 1,380,977.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1996 are incorporated by reference into Part II, Items 5-8 and Part III,
Item 13 of this Form 10-KSB.

(2) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 4, 1997 are incorporated by reference into
Part III, Item 9-12 of this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

On August 19, 1993, Fidelity Savings Bank ("Fidelity Savings" or the "Bank") consummated its reorganization into the holding company form of organization (the "Reorganization") and thereby became a wholly owned subsidiary of Fidelity Bancorp, Inc. (the "Company"), which had previously been a wholly owned subsidiary of the Bank. The Reorganization was effected by means of a merger of Fidelity Interim Savings Bank, a Pennsylvania-chartered stock savings bank which was wholly owned by the Company ("Interim"), with and into the Bank pursuant to an Agreement and Plan of Reorganization between the Company, the Bank and Interim, dated November 25, 1992.

As a result of the Reorganization, (i) all of the issued and outstanding common stock of the Company, par value $.01 per share ("Company Common Stock"), held by the Bank was canceled; (ii) all of the issued and outstanding common stock of Interim held by the Company was, by operation of law, converted into and became, on a one-for-one basis, fully paid and non-assessable shares of commons stock of the Bank, par value $1.00 per share ("Bank Common Stock"); and (iii) all of the issued and outstanding shares of Bank Common Stock were automatically converted, by operation of law, on a one-for-one bases, into an equal number of issued and outstanding shares of Company Common Stock. As a result of the foregoing, former stockholders of the Bank became stockholders of the Company and the Bank become a wholly owned subsidiary of the Company.

The common stock of the Company has been registered with the Securities and Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act 1934 and has been substituted for the common stock of the Bank on the National Association of Securities Dealers Automated Quotation National Market System under the symbol "FSBI".

The Company's direct subsidiary, the Bank, is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank, incorporated in 1927, conducts business from eight full-service offices located in Allegheny and
Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh.

At September 30, 1996, Fidelity Savings had total assets of $317.9 million, savings deposits of $234.3 million and stockholders' equity of $21.8 million. The Bank's principal business consists of attracting deposits from the general public through its home office and branch offices and investing such deposits primarily in single-family (one-to-four family) residential loans, mortgage-backed securities and, to a lesser extent, commercial real estate loans in the Bank's primary market area. In recent years, the Bank has also been an active originator of home equity and consumer loans and, to a limited extent, has originated loans to small businesses in its immediate market area.

Fidelity Savings' earnings have historically depended primarily on its level of net interest income, which is determined by the difference between the yield earned on its loans, investment and mortgage-backed securities and other interest-earning assets and the rate paid on its deposits and borrowings. In recent years, Fidelity Savings has sought to improve profitability by (i) emphasizing the origination and purchase of interest-rate sensitive assets and assets with short-term maturities; (ii) developing a long-range asset and liability management strategy to reduce the imbalance between the Bank's interest-earning assets and its interest-bearing liabilities with short-term maturities; and (iii) strengthening its senior management team to aid in the implementation of this strategy. The Bank has in recent years emphasized the origination of adjustable-rate mortgage loans and home equity, consumer and, to a limited extent, commercial business loans, because such loans traditionally have shorter terms to maturity. The Bank's Board of Directors has also adopted written management and investment policies, formulated with the cooperation of its senior officers, to implement portions of the Bank's assets and liability management strategy.

As a result of the Bank's actions, the amount by which the Bank's interest-bearing liabilities that mature or reprice within one year exceed its interest-earning assets with similar characteristics equaled $54.0 million or 17.0% of total assets at September 30, 1996. This gap position has increased on a percentage basis from September 30, 1995, when the Bank's interest-bearing liabilities that matured or repriced within one year exceeded its interest-earning assets with similar characteristics by $31.6 million or 11.2% of total assets, and the Bank believes that its current gap position is appropriate for the current interest rate environment. Adjustable-rate mortgage loans amounted to 20.7%, 68.2% and 38.5% of the Bank's originations of mortgage loans in fiscal 1996, 1995, and 1994 respectively. The origination of adjustable-rate mortgage loans has been emphasized in recent years. The Bank also is emphasizing the origination of home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of property improvement). In recent years, Fidelity Savings has also been an active originator of consumer loans and has increased its commercial business lending. These home equity, consumer and commercial business loans generally have shorter maturities and higher interest rates than residential mortgage loans. The Bank continues to offer long-term, fixed-rate residential mortgage loans, but generally only under terms, conditions, and documentation which permit the sale of a portion of such loans in the secondary market. In fiscal 1992, the Bank began selling a portion of these loans to the Federal National Mortgage Association ("FNMA").

Customer savings deposits with Fidelity Savings are insured by the SAIF to the maximum extent provided by law and the Bank is now, following its charter conversion, subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking ("Department"). Fidelity Savings is also a member of the Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh" or "FHLB"), which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

The Company's executive office is located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237, and its telephone number is (412) 367-3300.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. At September 30, 1996, Fidelity Savings' net loan portfolio totaled $151.3 million, representing approximately 47.6% of its $317.9 million of total assets at that date. The Bank's loan portfolio at September 30, 1996 primarily consisted of conventional residential mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). At September 30, 1996, $89.6 million or 56.7% and $21.8 million or 13.8% of its total loan portfolio consisted of conventional residential mortgage loans (including $5.0 million in loans for the construction of one-to-four family dwellings) and commercial real estate loans, (including $2.6 million in loans for the construction of commercial properties), respectively. In addition, at September 30, 1996, the Bank had $35.8 million or 22.7% of its total loan portfolio invested in installment loans, and $10.7 million or 6.8% of its total loan portfolio invested in commercial business loans.

The following table sets forth information concerning Fidelity Savings' loan portfolio by type at the dates indicated.

                                                                            As of September 30,
                                                  ---------------------------------------------------------------------
                                                         1996                       1995                      1994
                                                  -----------------          ----------------          ----------------
                                                  Amount          %          Amount         %          Amount         %
                                                  ------         --          ------        --          ------        --
                                                                                             (Dollars in Thousands)
Real estate loans:
  Residential:
     Single-family (one-to-four units)           $ 80,186      50.8%       $ 60,160      47.4%       $ 61,570      52.7%
     Multi-family (over four units)                 4,435       2.8           5,156       4.1           5,664       4.9
  Construction                                      7,645       4.8           6,911       5.4           5,595       4.8
  Commercial                                       19,112      12.1          20,102      15.8          17,032      14.6
                                                 --------      ----        --------      ----        --------      ----
      Total real estate loans                     111,378      70.5          92,329      72.7          89,861      77.0
Installment loans                                  35,782      22.7          28,421      22.4          22,992      19.7
Commercial business loans                          10,702       6.8           6,186       4.9           3,918       3.3
                                                 --------      ----        --------      ----        --------      ----
  Total loans receivable                          157,862     100.0%        126,936     100.0%        116,771     100.0%
                                                              ======                    =====                     =====


Less:
  Loans in process                                 (4,109)                   (3,664)                   (1,843)
  Unamortized premiums, discounts and
    deferred loan fees                               (960)                     (939)                     (947)
  Allowance for possible loan losses               (1,530)                   (1,429)                   (1,334)
                                                  --------                 --------                  --------
    Net loans receivable                         $151,263                  $120,904                  $112,647
                                                 ========                  ========                  ========

                                                              As of September 30,
                                                  ----------------------------------------
                                                          1993                   1992
                                                   ----------------        ---------------
                                                   Amount         %        Amount        %
                                                   ------        --        ------       --

Real estate loans:
  Residential:
     Single-family (one-to-four units)           $ 66,083     59.2%      $ 66,513      60.3%
     Multi-family (over four units)                 5,295      4.8          5,160       4.7
  Construction                                      4,904      4.4          1,014        .9
  Commercial                                       15,532     13.9         17,449      15.8
                                                  -------     ----       --------      ----
      Total real estate loans                      91,814     82.3         90,136      81.7
Installment loans                                  16,276     14.6         16,598      15.0
Commercial business loans                           3,451      3.1          3,659       3.3
                                                 --------     ----       --------      ----
  Total loans receivable                          111,541    100.0%       110,393     100.0%
                                                             =====                    =====


Less:
  Loans in process                                 (2,772)                 (2,126)
  Unamortized premiums, discounts and
    deferred loan fees                             (1,062)                   (880)
  Allowance for possible loan losses               (1,122)                   (980)
                                                 --------                 -------
    Net loans receivable                         $106,585                $106,407
                                                 ========                ========

CONTRACTUAL   MATURITIES.   The  following  table  sets  forth  the  contractual
maturities of the total loans receivable of Fidelity Savings as of September 30, 1996 by categories of loans.

                                                                                           Contractual Maturities Due
                                                                                          in Year(s) Ended September 30,
                                                                                          ------------------------------
                                       Balance Outstanding at                                           1998-               After
                                         September 30, 1996                          1997               2001                2001
                                       ----------------------                      -------             -------            --------
                                                                  (In Thousands)
Real estate loans:
  Residential                                 $ 84,621                             $ 1,959             $ 1,997            $ 80,665
  Commercial                                    19,112                               2,637               4,573              11,902
  Construction                                   7,645                               3,304                 744               3,597
Installment loans                               35,782                                 260              15,363              20,159
Commercial business loans                       10,702                                 451               4,257               5,994
                                              --------                             -------             -------            --------
       Total (1)                              $157,862                             $ 8,611             $26,934            $122,317
                                              ========                             =======             =======            ========

-------------------
(1) Of the $149.3 million of principal repayments contractually due after September 30, 1997, $115.7 million have fixed rates of interest and $33.6 million have adjustable or floating rates of interest.

Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their average contractual maturities because of loan payments and prepayments and because of enforcement of due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgage loans.

ORIGINATION, PURCHASE AND SALE OF LOANS. As a Pennsylvania-chartered savings institution, Fidelity Savings Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide authority, it has been the Bank's policy to concentrate its lending activities in its immediate market area. As a result, over 95% of the mortgage loans originated by the Bank are secured by real estate located in Allegheny County and adjacent Pennsylvania counties. Generally, the Bank has departed from this policy only when overall demand is low in its immediate market area or when it has needed to supplement its adjustable-rate mortgage ("ARM") loan portfolio. During fiscal 1994, the Bank purchased $2.2 million of single family co-op loans within Allegheny County. The Bank reviews all such loans to ensure each meets the same underwriting standards that Fidelity Savings applies to loans it originates. The Bank did not purchase any loans during fiscal 1996 or fiscal 1995.

Applications for all types of loans are taken at the Bank's home office and branch offices by branch managers and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers and, to a lesser extent, real estate brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee, consisting of the President, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Lending Officer, to approve first mortgage, home equity, secured consumer, unsecured consumer and commercial loans up to $500,000, $200,000, $75,000, $50,000, and $400,000, respectively. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank's President to approve first mortgage, home equity, secured consumer, unsecured consumer and commercial loans up to $175,000, $100,000, $75,000, $50,000, and $125,000, respectively. The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President of the Bank has delegated to the Executive Vice President and Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $50,000, $50,000, and $15,000, respectively; to approve first mortgage one-to-four family loans up to $175,000, with a loan-to-value of 65% or less; to approve home equity loans up to $100,000 if the amount of the loan is not in excess of 80% of the equity; to approve commercial loans up to $100,000; to approve education loans up to levels approved by the Pennsylvania Higher Education Assistance Agency; and to approve credit cards and checking account overdraft protection loans that conform to the parameters of the program.

Historically, Fidelity Savings originated mortgage loans for inclusion in its loan portfolio and not for sale in the secondary market. In fiscal 1992, the Bank began selling some fixed-rate mortgage loans to FNMA. Mortgage loans generally are originated under terms, conditions and documentation which permit such sale.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                               Fiscal Year Ended September 30,
                                             ----------------------------------
                                               1996         1995         1994
                                             --------     --------     --------
                                                    (In Thousands)
Real estate loan originations
    Residential:
       Single-family ....................    $ 31,411     $ 12,195     $ 11,978
       Multi-family .....................         134          454        1,441
       Commercial .......................       2,893        4,613        2,910
                                             --------     --------     --------
         Total real estate
           loan originations ............      34,438       17,262       16,329
Installment loan originations ...........      20,411       14,116       16,173
Commercial business loan
   originations .........................       9,402        5,582        1,606
                                             --------     --------     --------
         Total loan originations ........      64,251       36,960       34,108
Purchases of loans ......................         -0-          -0-        2,174
                                             --------     --------     --------
         Total loan originations
           and purchases ................      64,251       36,960       36,282
                                             --------     --------     --------

Principal repayments on loans ...........      32,142       24,284       28,260
Sales of residential loans ..............         134          361        2,183
Sales of education loans ................       1,042        1,649          609
                                             --------     --------     --------
         Total principal repayments
         and sales of loans .............      33,318       26,294       31,052
                                             --------     --------     --------
Change in loans in process ..............        (445)      (1,821)         929
Change in deferred loan fees ............         (21)           8          115
Change in allowance for possible
   loan losses ..........................        (101)         (95)        (212)
Other changes, net ......................          (7)        (501)         -0-
                                             --------     --------     --------
Net increase (decrease) in loans ........    $ 30,359     $  8,257     $  6,062
                                             ========     ========     ========

REAL ESTATE LENDING. The Bank concentrates its lending activities on the origination of loans and purchase of loan participations secured primarily by first mortgage liens on existing single-family residences. At September 30, 1996, $85.2 million or 54.0% of the Bank's total loan portfolio consisted of such loans (including $5.0 million of residential construction loans).

In response to a concern for more effective asset and liability management, in recent years the Bank has been emphasizing single-family residential loans which provide for annual interest rate adjustments. The adjustable-rate residential mortgage loans offered by Fidelity Savings in recent years have 10, 15 or 30-year terms and interest rates which adjust every year generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. There is generally a 2% cap or limit on any increase or decrease in the interest rate per year with a 5% or 6% limit on the amount by which the interest can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization.

Adjustable-rate mortgage loans comprised approximately 20.7%, 68.2% and 38.5% of the total originations of mortgage loans by the Bank in fiscal 1996, 1995, and 1994, respectively, and amounted to approximately $34.2 million or 30.7% of the Bank's portfolio of mortgage loans at September 30, 1996.

The Bank continues to originate fixed-rate loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of a portion of these loans in the secondary market. The Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 1996, approximately $77.1 million or 69.3% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average life of such loans.

The Savings Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $207,000 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. While the Bank also originates residential mortgage loans in amounts over $207,000, such loans generally have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

The Savings Bank also, in recent years, has developed single-family residential mortgage loan programs targeted to the economically disadvantaged and minorities in the Bank's primary lending area. Under the programs, the Bank will lend up to 97% of the appraised value of the property securing the loan as well as reducing the closing costs the borrower is normally required to pay. The Bank does not believe that these loans pose a significantly greater risk of non-performance than similar single-family residential mortgage loans underwritten using the Bank's normal criteria.

The Bank requires the properties securing mortgage loans it originates and purchases to be appraised by independent appraisers who are approved by or who meet certain prescribed standards established by the Board of Directors. The Bank also requires title, hazard and (where applicable) flood insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers are subject to employment verification and credit evaluation reports, and must meet established underwriting criteria with respect to their ability to make monthly mortgage payments.

In addition to loans secured by single-family residential real estate, Fidelity Savings also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 1996, $26.2 million or 16.6% of the Bank's total loan portfolio consisted of commercial real estate and multi-family residential real estate loans (including $2.6 million of commercial construction loans).

Although terms vary, commercial and multi-family residential real estate loans are generally made for terms of up to 10 years with a longer period for amortization and in amounts of up to 80% of the lesser of appraised value or sales price. These loans are usually made with adjustable rates of interest, but the Bank occasionally will make fixed-rate commercial or multi-family real estate loans on a 10 or 7 year payment basis, with the period of amortization negotiated on a case-by-case basis.

The Bank, to a limited extent, also engages in loans to finance the construction of one-to-four family dwellings. This activity is generally limited to individual units and may, to a limited degree, include speculative construction by developers. The inspections, for approval of payment vouchers, are performed by Bank personnel and are based on stages of completion. Applications for construction loans primarily are received from former borrowers and builders who have worked with Fidelity Savings in the past. At September 30, 1996, the Bank had 29 construction projects of this type in process. In addition, the Bank also engages in loans to finance the construction of commercial properties. At September 30, 1996, the Bank had three construction projects of this type in process.

Loans to finance commercial and multi-family residential real estate and for the financing of construction generally provide a greater rate of return but are considered to have a greater risk of loss than loans to finance the purchase of single-family, owner-occupied dwellings. However, the Bank has adopted underwriting guidelines to ensure that the loans involve only a minimal amount of additional risk.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") applied the loans-to-one borrower limit applicable to national banks to all loans made by savings associations, and a subsequently adopted FDIC regulation applied this limit to state-chartered savings banks such as Fidelity Savings. The regulation generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1996, the Bank's limit on loans-to-one borrower was $3.4 million, and the Bank's largest loan or group of loans-to-one borrower, including related entities, aggregated $2.4 million. This represents a commercial mortgage, secured by five mobile home parks located in Allegheny, Beaver and Butler counties with an appraised value of $3.3 million in 1994. The loan is current and performing at September 30, 1996.

INSTALLMENT LENDING. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans.

Home equity loans amounted to $30.1 million or 84.0% of the Bank's total installment loan portfolio at September 30, 1996. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed rates for terms of up to 15 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 1996, these loans amounted to $2.5 million, which represented 6.9% of the Bank's total installment loan portfolio. At September 30, 1996, motor vehicle loans amounted to $1.5 million and unsecured loans and loans secured by property other than real estate amounted to $1.0 million.

The Bank also makes other types of installment loans such as savings account loans, education loans, credit card loans and overdraft loans. At September 30, 1996, these loans amounted to $3.1 million or 8.6% of the total installment loan portfolio. That total consisted of $1.0 million of education loans, $957,000 of savings account loans, $797,000 of credit card loans and $310,000 of overdraft loans.

Consumer, credit card and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings. However, such loans generally provide a greater rate of return, and Fidelity Savings underwrites the loans in conformity to standards adopted by its Board of Directors.

COMMERCIAL BUSINESS LOANS: Commercial business loans of both a secured and unsecured nature are made by the Savings Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At September 30, 1996, these loans amounted to $10.7 million or 6.8% of the total loan portfolio.

LOAN FEE AND SERVICING INCOME. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made.

The Bank charges loan origination fees which are calculated as a percentage of the amount loaned. The fees received in connection with the origination of conventional, single-family, residential real estate loans have generally amounted to two to three points (one point being equivalent to 1% of the principal amount of the loan). In addition, the Bank typically receives fees of two or three points in connection with the origination of conventional, multi-family residential loans and commercial real estate loans. Loan fees and certain direct costs are deferred, and the net fee or cost is amortized into income using the interest method over the expected life of the loan. See Note 1 to the Consolidated Financial Statements contained in the 1996 Annual Report to Stockholders, which is included as Exhibit 13 hereto ("Annual Report").

The Bank also receives income from servicing loans which are owned by others. The amount of loans serviced by the Bank for others has decreased from $8.3 million at September 30, 1994 to $6.5 million at September 30, 1996.

NON-PERFORMING LOANS AND REAL ESTATE OWNED. When a borrower fails to make a required payment on a loan, Fidelity Savings attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan exceeds 90 days and is not cured through Fidelity Savings' normal collection procedures or an acceptable arrangement is not worked out with the borrower, Fidelity Savings will normally institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure.

The remedies available to a lender in the event of a default or delinquency with respect to residential mortgage loans, and the procedures by which such remedies may be exercised, are subject to Pennsylvania laws and regulations. Under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days' prior written notice specifying the nature of the delinquency and the borrower's right to correct such delinquency. In addition, the Homeowner's Emergency Assistance Act of 1983 further restricts the ability of a lender to exercise any remedies it may have with respect to loans for one- and two-family principal residences located in Pennsylvania (including the lender's right to foreclose on such property) until the lender has provided the delinquent borrower with written notice detailing the borrower's rights under such Act to seek consumer credit counseling and state financial assistance and until the borrower has exhausted or failed to pursue such rights.

If foreclosure is effected, the property is sold at a public auction in which Fidelity Savings may participate as a bidder. If Fidelity Savings is the successful bidder, the acquired real estate is then included in Fidelity Savings' "real estate owned" account until it is sold. Although Fidelity Savings is permitted to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines, it is the policy of Fidelity Savings to provide such loans only in rare circumstances.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, generally when a loan is ninety days or more delinquent. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

Real estate owned consists of properties acquired through foreclosure and are recorded at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession) or fair value less estimated cost to sell. Costs relating to development and improvement of the property are capitalized, whereas costs of holding such real estate are expensed as incurred. Additional write downs are charged to income, and the carrying value of the property reduced, when the carrying value exceeds fair value less estimated cost to sell. Management believes that the current reserve for losses on real estate owned is adequate.

The following tables sets forth information regarding nonaccrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructurings at the dates presented.

                                                                           September 30,
                                              ----------------------------------------------------------------------
                                              1996           1995             1994              1993            1992
                                              ----           ----             ----              ----            ----
                                                                      (Dollars in Thousands)
Nonaccrual residential real estate
  loans (one-to-four family)                 $  567        $  227           $  574            $  550          $  243
Nonaccrual construction, multi-family
  residential and commercial real
  estate loans                                  134            --              621               562             989
Nonaccrual installment and commercial
  business loans                                457            85               87               178             475
                                             ------        ------           ------            ------          ------
Total non-performing loans                   $1,158        $  312           $1,282            $1,290          $1,707
                                             ======        ======           ======            ======          ======
Total nonperforming loans as a percent
  of total loans receivable                    .73%          .25%            1.10%             1.16%           1.55%
                                             ======        ======           ======            ======          ======
Total real estate owned, net of
  related reserves                           $  370        $1,062           $  455            $  399             219
                                             ======        ======           ======            ======          ======
Total nonperforming loans and real
  estate owned as a percent of total
  assets                                       .48%          .49%             .63%              .63%            .76%
                                             ======        ======           ======            ======          ======

At September 30, 1996, non-accrual loans consisted of fifteen 1-4 family residential real estate loans totaling $567,000, one single family construction loan totaling $134,000, twenty-three installment loans totaling $125,000, three commercial loans totaling $189,000, three commercial lines of credit totaling $129,000, three personal lines of credit totaling $1,000 and eleven credit card accounts totaling $13,000.

Real estate owned at September 30, 1996 consisted of two single-family properties in Pittsburgh, Pennsylvania totaling $370,000. One of the properties, recorded at $350,000 at September 30, 1996, is under agreement of sale. The Bank expects the net proceeds from the sale, including selling expenses, to approximate the recorded value.

The following table set forth an analysis of the Bank's allowance for loan losses.

                                                                       Year Ended September 30,
                                            ------------------------------------------------------------------------
                                            1996             1995             1994              1993            1992
                                            ----             ----             ----              ----            ----
                                                                   (Dollars in Thousands)
Balance at beginning of period             $1,429           $1,334           $1,122            $  980          $  621

Provision charged to operations               270              230              360               655             483
                                           ------           ------           ------            ------          ------

Charge-offs:
  Residential real estate                     149              230              116               157              --
  Installment                                  44               29               40                27              43
  Commercial                                   78              116                3               340              88
Recoveries:
  Residential real estate                      55              120               --                --              --
  Installment                                  10               11                6                 7               4
  Commercial                                   37              109                5                 4               3
                                           ------           ------           ------            ------          ------

Net charge-off                                169              135              148               513             124
                                           ------           ------           ------            ------          ------

Balance at end of period                   $1,530           $1,429           $1,334            $1,122          $  980
                                           ======           ======           ======            ======          ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              .12%             .11%             .14%              .46%            .11%
                                           ======           ======           ======            ======          ======

The following table shows the amount of the Bank's allowance for loan losses attributable to each category of loan indicated and the percent of loans in each category to total loans, at each of the dates indicated.

                                                            At September 30,
                              ------------------------------------------------------------------------------
                                     1996                         1995                           1994
                              -------------------          -------------------            ------------------

                              Amount           %            Amount          %             Amount         %
                              ------           -            ------         --             ------        --
                                                          (Dollars in Thousands)
Residential real estate
  loans                      $  443         53.6%          $  385       51.5%            $  354       57.6%

Commercial real estate
  loans                         225         12.1              256       15.8                245       14.6

Construction loans               60          4.8               61        5.4                 58        4.8

Installment loans               358         22.7              332       22.4                340       19.7

Commercial business loans       444          6.8              395        4.9                337        3.3
                             ------        -----           ------      -----             ------      -----

         Total               $1,530        100.0%          $1,429      100.0%            $1,334      100.0%
                             ======        ======          ======      ======            ======      ======
                                             At September 30,
                              ----------------------------------------------
                                     1993                          1992
                              ------------------           -----------------

                              Amount          %             Amount         %
                              ------         --             ------        --

Residential real estate
  loans                       $  269        64.0%           $ 262      64.9%

Commercial real estate
  loans                          214        13.9              238      15.8

Construction loans                50         4.4               10        .9

Installment loans                364        14.6              209      15.1

Commercial business loans        225         3.1              261       3.3
                              ------       -----            -----     -----

         Total                $1,122       100.0%           $ 980     100.0%
                              ======       ======           =====     ======

Management establishes both allowances for estimated losses on delinquent loans when it determines that losses are anticipated to be incurred and general loan loss allowances for potential future delinquent loans. In determining the appropriate level of allowances for possible losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. For the year ended September 30, 1996, the Bank recorded provisions for loan losses of $270,000. At September 30, 1996, the Bank had an allowance for possible loan losses of $1.5 million or 1.01% of net loans receivable. The allowance for possible loan losses was 132.1% of total non-performing loans at that date.

Management also establishes specific allowances for estimated losses on real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At September 30, 1996, the Bank had $102,000 recorded as allowances for estimated losses on real estate owned. Property in real estate owned at September 30, 1996 is carried at fair value less estimated costs of sale.

The Bank's management believes that its present allowances are adequate and that the carrying value of its real estate owned approximates the net realizable value of the properties. However, while management uses the best information available to make such determinations, future adjustments to reserves may become necessary, based on changes in economic conditions, or as a result of examinations by various regulatory agencies, who review the allowance as a part of their examination procedures.

The Chief Lending Officer, Chief Financial Officer and the Collection Manager meet monthly to review non-performing assets and any other assets that may require classification or special consideration. Adjustments to the carrying values of such assets are made as needed and a detailed report is submitted to the Board of Directors on a monthly basis.

MORTGAGE-BACKED SECURITIES. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises such as FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA")) that pool and repackage the participation interests in the form of securities, to investors such as the Bank.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as the prepayment risk, are passed on to the certificate holders. Accordingly, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principals, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. Mortgage-backed securities held for investment decreased $61.0 million or 66.1% to $31.3 million at September 30, 1996 from $92.3 million at September 30, 1995. During fiscal 1996, the Bank purchased $550,000 of mortgage-backed securities held-to-maturity all of which were adjustable-rate. The Bank did not sell any mortgage-backed securities held-to-maturity in fiscal 1996.

Effective October 1, 1994, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that investments be classified as either: (1) Securities Held to Maturity - reported at amortized cost, (2) Trading Securities reported at fair value, or (3) Securities Available-for-Sale
- reported at fair value. Unrealized holding gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available-for-sale are reported as a separate component of equity. At October 1, 1994, approximately $10.9 million of mortgage-backed securities were reclassified as available-for-sale.

On November 15, 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("Guide"). The Guide permitted a one-time reclassification of securities without calling into question the propriety of a company's stated intent in prior or subsequent periods. The reclassification had to occur between November 15, 1995 and December 31, 1995. The Bank utilized this opportunity to reclassify approximately $55.0 million of mortgage-backed securities as available-for-sale.

Mortgage-backed securities available-for-sale were $62.5 and $9.2 million at September 30, 1996 and 1995, respectively. As discussed above, approximately
$10.9 and $55.0 million of mortgage-backed securities were transferred to available-for-sale pursuant to the adoption of SFAS No. 115 and the Guide. These securities may be held for indefinite periods of time and are generally used as part of the Bank's asset/liability management strategy. These securities may be sold in response to changes in interest rates, prepayment rates or to meet liquidity needs. During fiscal 1996, the Bank purchased $13.3 million of these securities and sold $5.5 million. Sales of these securities in fiscal 1996 resulted in a pretax gain of $17,000.

The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                             September 30,
                                              -------------------------------------------
                                               1996              1995             1994
                                              -------           -------          --------
                                                            (In Thousands)
Mortgage-backed securities
  held-to-maturity:
GNMA                                          $    55           $ 3,135          $  3,357
FHMA                                           10,556            40,330            48,868
FHLMC                                          16,734            23,440            31,046
FNMA Remic                                        --                335               864
FHLMC Remic                                       248            18,443            19,934
Other                                         $ 3,682           $ 6,641          $  8,167
                                              -------           -------          --------
  Total                                       $31,275           $92,324          $112,236
                                              =======           =======          ========
Mortgage-backed securities
  available-for-sale:
GNMA                                          $ 7,011           $   --           $   --
FNMA                                           25,072             3,557              --
FHLMC                                          11,608             4,993              --
FNMA Remic                                     15,264               637              --
FHLMC Remic                                     5,059               --               --
                                              -------           -------          --------
  Total                                       $64,014           $ 9,187          $   --
                                              =======           =======          ========

Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 1996 is presented below.

                                        Amounts at September 30, 1996 Which Mature In
                                 ------------------------------------------------------------
                                                             After Five
                                 One Year   After One to        to         Over 10
                                 or Less     Five Years      10 Years       Years      Total
                                 -------    ------------    ----------     -------    -------
                                                    (Dollars in Thousands)
Mortgaged-backed securites
  held-to-maturity:
GNMA                             $   --       $   --        $     55       $   --     $    55
FNMA                                 --           --             251        10,305     10,556
FHLMC                                --           191          1,705        14,838     16,734
FNMA Remic                           --           248            --            --         248
Other                                --           --             --          3,682      3,682
                                 -------      -------       --------       -------    -------
  Total                          $   --       $   439       $  2,011       $28,825    $31,275
                                 =======      =======       ========       =======    =======
Weighted average yield               -- %        8.33%          8.00%         6.69%      6.80%
                                 =======      =======       ========       =======    =======
Mortgaged-backed securites
  available-for-sale:
GNMA                             $   --       $   --        $    --        $ 7,011    $ 7,011
FNMA                                 --         4,537         14,651         5,884     25,072
FHLMC                                 48        3,016            --          8,544     11,608
FNMA Remic                           156        6,032            --          9,076     15,264
FHLMC Remic                          --           --             --          5,059      5,059
                                 -------      -------       --------       -------    -------
  Total                          $   204      $13,585       $ 14,651       $35,574    $64,014
                                 =======      =======       ========       =======    =======
Weighted average yield              5.82%        6.22%       $  5.67%         6.44%      6.22%
                                 =======      =======       ========       =======    =======

For additional information relating to the Bank's mortgage-backed securities, see Notes 1, 4, and 5 of the Notes to the Consolidated Financial Statements.

As of September 30, 1996, non-U.S. Government and U.S. Government agency mortgage-backed securities that exceeded ten percent of stockholders equity are as follows:

         Issues                             Book Value                                  Market Value
         ------                             ----------                                  ------------
                                                                   (in thousands)
Resolution Trust Corporation                  $2,349                                        $2,347

The above security is an adjustable rate mortgage-backed security that adjusts off the one-year treasury index and is rated AA by Standard and Poors.

Investment Activities

Interest and dividends on investments historically have provided the Bank with its third largest source of revenue after interest on loans and mortgage-backed securities. At September 30, 1996, the Bank's investments amounted to $59.2 million, which includes $53.8 million available-for-sale, which represented 18.6% of total assets. At October 1, 1994, approximately $10.6 million of investment securities were reclassified as available-for-sale upon the adoption of SFAS No. 115 and approximately $8.2 million were reclassified to available-for-sale in fiscal 1996 under the provision of the Guide. Pursuant to Fidelity Savings' investment policy, the Bank's investments include obligations issued or fully guaranteed by the United States government, certain federal agency obligations, FHLB stock and other specified investments.

It is the Bank's policy that investments are to be made with a primary consideration for safety and liquidity. Pursuant to this policy, the Bank invests only in government and government-guaranteed securities, federal funds, banker acceptances, A-rated commercial paper and corporate obligations, money market accounts, mutual funds, repurchase agreements, certain collateralized investments and FHLMC preferred stock.

The method of calculating the carrying value of the Bank's investments differs by type of security. Investment account securities held to maturity are carried at cost, adjusted for amortization of premium and accretion of discounts, if any, over the term of the security. Management has the intent and ability to hold these securities to maturity. Gains or losses on the sale of investment securities are recognized upon realization using the specific identification method.

The Bank has identified those securities which may be sold prior to maturity. These assets are classified as available-for-sale and are recorded at fair value. Unrealized gains or losses are reported as a separate component of equity. Gains or losses on the sale of available-for-sale securities are recognized using the specific identification method.

The following tables set forth Fidelity Savings' investment portfolio at carrying value at the dates indicated.

                                                                  Available-for-sale
                                                                  As of September 30,
                                                       -----------------------------------------
                                                         1996            1995             1994
                                                       -------          -------          -------
                                                                     (In Thousands)
Short-term liquid cash funds:
  Federated Securities Corp.                           $   --           $    53          $   --

Investment securities:
  U.S. government and agency                            24,288           16,570              --

Obligations of state and
  political subdivisions                                24,676           10,700              --

Mutual funds(1)                                          1,520            1,430            2,680
FHLB stock                                               2,826            1,752            1,475
FHLMC preferred stock                                      381              388              125
Equity securities                                           64              --               --
                                                       -------          -------          -------

     Total                                             $53,755          $30,893          $ 4,280
                                                       =======          =======          =======

(1) Consists of investment in the Federated Investors ARM Fund.

                                                                   Held-to-maturity
                                                                  As of September 30,
                                                       -----------------------------------------
                                                         1996            1995             1994
                                                       -------          -------          -------
                                                                     (In Thousands)
Invest securities:
   U.S. Government and agency                          $ 3,997          $ 6,997          $18,089
Obligations of state and
   political subdivisions                                  --             6,227            7,332
Corporate notes                                            --               --             2,203
Asset-backed securities                                  1,404            2,052            5,281
                                                       -------          -------          -------
                                                       $ 5,401          $15,276          $32,905
                                                       =======          =======          =======

The following tables set forth the carrying value, estimated market value, weighted average life and weighted average tax-equivalent yield of Fidelity Savings' investment securities and interest-earning deposits with other institutions at September 30, 1996.

                                                 Available-for-Sale
                                 -------------------------------------------------
                                                            Weighted
                                 Amortized     Estimated     Average      Weighted
                                    Cost        Market        Life        Average
                                    Value       Value      (In Years)      Yield
                                 ---------     ---------   ----------     --------
                                                (Dollars In Thousands)

U.S. government and agency
  obligations                     $24,780      $24,288        8.12         7.06%

Obligations of state and
  political subdivisions           24,308       24,676       14.91         7.65

Mutual funds                        1,558        1,520          --         5.88

FHLMC preferred stock                 380          381          --         5.94

FHLB stock                          2,826        2,826          --         6.38

Equity securities                      48           64          --         2.49
                                  -------      -------                     ----

  Total investment securities      53,900       53,755                     7.25

Interest-earning deposits
  with other institutions             146          146          --         5.18
                                  -------      -------                     ----

Total investment securities
  and interest-earning
  deposits with other
  institutions                    $54,046      $53,901          --         7.24%
                                  =======      =======                     ====

                                                Held-to-Maturity
                                  -----------------------------------------------
                                                           Weighted
                                              Estimated     Average      Weighted
                                  Carrying      Market        Life       Average
                                   Value        Value      (In Years)     Yield
                                  --------    ---------    ----------    --------
                                              (Dollars In Thousands)
U.S. government and agency
  obligations                      $3,997       $3,953        3.03         5.73%

Asset-backed securities             1,404        1,398        9.05         7.13
                                   ------       ------                     ----

         Total                     $5,401       $5,351                     6.10%
                                   ======       ======                     ====

At September 30, 1996, the Bank holds no securities of any issuer, the aggregate value of which exceeds ten percent of stockholders equity, other than U.S. Government and U.S. Government agency securities.

The following tables set forth the amount of each category of investment securities of Fidelity Savings at September 30, 1996 which mature during each of the periods indicated and the weighted average yield for each range of maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents.

                                                                                Available-for-Sale
                                                                  Amounts At September 30, 1996 Which Mature In
                                                 -------------------------------------------------------------------------------
                                                                                   After One Year            After Five Years
                                                    One Year of Less            Through Five Years          Through Ten Years
                                                    ----------------            ------------------          -----------------
                                                              Weighted                       Weighted                   Weighted
                                                               Average                        Average                    Average
                                                 Amount         Yield         Amount           Yield        Amount        Yield
                                                 ---------------------        -----------------------       --------------------
                                                                               (Dollars in Thousands)
U.S. government and U.S. government
   agency obligations                            $   --           --          $4,990            6.39%       $19,298       7.24

Obligations of state and political
   subdivisions                                      --           --           1,945            6.28          5,036       6.82

Mutual funds                                       1,520         5.88            --               --            --         --

FHLB stock                                         2,826         6.38            --               --            --         --

FHLMC preferred stock                                381         5.94            --               --            --         --

Equity securities                                     64         2.49            --               --            --         --
                                                 -------         ----        -------            -----       -------      -----
     Total                                       $ 4,791         6.13%       $ 6,935            6.36%       $24,334      7.15%
                                                 =======         =====       =======            =====       =======      =====

                                                   Available-for-Sale
                                       Amounts At September 30, 1996 Which Mature In
                                       ---------------------------------------------
                                                    After Ten Years
                                                    ---------------
                                                                Weighted
                                                                 Average
                                                 Amount           Yield
                                                 ----------------------
                                                 (Dollars in Thousands)
U.S. government and U.S. government
   agency obligations                                --             --

Obligations of state and political
   subdivisions                                   17,695          7.90

Mutual funds                                         --             --

FHLB stock                                           --             --

FHLMC preferred stock                                --             --

Equity securities                                    --             --
                                                 -------          ----
     Total                                       $17,695          7.90%
                                                 =======          =====

                                                                                  Held-to-Maturity
                                                                  Amounts At September 30, 1996 Which Mature In
                                                 -------------------------------------------------------------------------------
                                                                                   After One Year            After Five Years
                                                    One Year of Less            Through Five Years          Through Ten Years
                                                    ----------------            ------------------          -----------------
                                                              Weighted                       Weighted                   Weighted
                                                               Average                        Average                    Average
                                                 Amount         Yield         Amount           Yield        Amount        Yield
                                                 ---------------------        -----------------------       --------------------

                                                                              (Dollars in Thousands)
U.S. government and U.S. government
   agency obligations                            $   --           -- %       $ 3,997            5.73%       $  --          --%

Asset-backed securities                              --           --             335            7.59           --          --
                                                 -------         ----        -------            ----        -------      ----

     Total                                       $   --           -- %       $ 4,332            5.87%       $  --          --%
                                                 =======         ====        =======            ====        =======      ====

                                                      Held-to-Maturity
                                        Amounts At September 30, 1996 Which Mature In
                                        ---------------------------------------------
                                                    After Ten Years
                                                    ---------------
                                                                 Weighted
                                                                  Average
                                                  Amount           Yield
                                                  ----------------------


U.S. government and U.S. government
   agency obligations                             $   --             -- %

Asset-backed securities                             1,069          6.98
                                                  -------          ----

     Total                                        $ 1,069          6.99%
                                                  =======          ====

SOURCES OF FUNDS

GENERAL. Savings deposits obtained through the home office and branch offices have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank also derives funds from scheduled amortizations and prepayments of outstanding loans and mortgage-backed securities and sales of investments available-for-sale. The Bank also may borrow funds from the FHLB of Pittsburgh and other sources. Borrowings generally may be used on a short-term basis to compensate for seasonal or other reductions in savings deposits or other inflows at less than projected levels, as well as on a longer-term basis to support expanded lending activities.

SAVINGS DEPOSITS. The Bank's current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in terms from three months to ten years. Included among these savings deposit products are Individual Retirement Account ("IRA") certificates and Keogh Plan retirement certificates (collectively "retirement accounts"). The Bank offers preferred rates for certificates of deposit in denominations of $99,000 or more at terms ranging from one month to five years and, at September 30, 1996, such certificates accounted for 4.1% of total savings deposits.

The Bank's savings deposits are obtained primarily from residents of Allegheny and Butler Counties. The principal methods used by the Bank to attract savings deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations and service hours. The Bank does not currently pay, nor has it in the past paid, fees to brokers to obtain its savings deposits.

The following table shows the distribution of, and certain other information relating to the Bank's savings deposits by type as of the dates indicated.

                                                                     September 30,
                                  ---------------------------------------------------------------------------------
                                        1996                             1995                          1994
                                  -------------------              ------------------           -------------------
                                              Average                         Average                       Average
                                  Balance      Rate                Balance     Rate             Balance       Rate

                                                                 (Dollars in Thousands)
Passbook and club accounts        $50,445      2.62%             $ 53,184       3.08%         $ 64,954       3.11%
Checking accounts                  30,944      1.10                29,172       1.54            27,993       1.76
Money market accounts              17,437      2.72                15,835       2.71            24,158       2.71
Certificates account              135,450      5.59               145,892       5.63           111,199       4.92
                                 --------      ----              --------       ----          --------       ----

                 Total           $234,276      4.17%             $244,083       4.24%         $228,304       3.75%
                                 ========      =====             ========       =====         ========       =====

In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 1996, the Bank's total retirement funds were $34.3 million or 14.6% of its total savings deposits.

The Bank attempts to control the flow of savings deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. In this regard, the senior officers of the Bank meet weekly to determine the interest rates which the Bank will offer to the general public.

Rates established by the Bank are also affected by the amount of funds needed by the Bank on both a short-term and long-term basis, alternative sources of funds and the projected level of interest rates in the future. The ability of the Bank to attract and maintain savings deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by economic and competitive conditions.

The following table sets forth the net savings deposit flows of the Bank during the periods indicated.

                                                Fiscal Years Ended September 30,
                                             ------------------------------------
                                               1996          1995           1994
                                             --------       -------       -------
                                                      (In Thousands)
Increase (decrease) before interest
  credited                                   $(19,963)      $ 5,672       $(9,070)
Interest credited                              10,156        10,107         3,283
                                             --------       -------       -------
Net savings deposit increase (decrease)      $ (9,807)      $15,779       $(5,787)
                                             ========       =======       =======

The following table presents by various interest rate categories the amounts of certificate accounts at the date indicated and the amounts of certificate accounts at such date which mature during the periods indicated. See Note 11 to the Consolidated Financial Statements in the Annual Report.

                                                Amounts at September 30, 1996
                                                          Maturing
                                           --------------------------------------
                                At           Within                         After
                           September 30,      One        Two      Three     Three
                              1996            Year       Years    Years     Years
                           ------------    ---------     -----    -----    ------
                                                     (In Thousands)
Certificate accounts:
  under 4.01%               $     66      $     55     $    11   $   --    $   --
  4.01% to  6.00%            104,925        77,623       8,947     7,188    11,167
  6.01% to  8.00%             29,800         5,454      10,051     1,627    12,668
  8.01% to 10.00%                659            52         498        83        26
                            --------      --------     -------   -------   -------
Total certificate
  accounts                  $135,450      $ 83,184     $19,507   $ 8,898   $23,861
                            ========      ========     =======   =======   =======

Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 1996 are summarized as follows (in thousands):

3 months  or less                       $ 3,768
Over 3 months through 6 months            2,292
Over 6 months through 12 months           1,497
Over 12 months                            1,506
                                        -------
      Total                             $ 9,063
                                        =======

The following table presents certain information concerning Fidelity Savings' deposits at September 30, 1996 and the scheduled quarterly maturities of its certificates of deposit.

                                             Percentage of        Weighted Average
                             Amount          Total Savings             Nominal
                         (in Thousands)         Deposits                 Rate
                         --------------      -------------        ----------------
Passbook accounts          $ 50,445              21.53%                  2.50%
NOW accounts and
  noninterest-bearing
  checking accounts          30,944              13.21                   1.50
Money market deposit
  accounts (1)               17,437               7.44                   2.93
                           --------             ------                   ----
    Total                    98,826              42.18                   2.26
                           --------             ------                   ----

Certificate accounts
  maturing by quarter:
  December 31, 1996          25,782              11.00                   5.03
  March 31, 1997             26,219              11.19                   4.94
  June 30, 1997              16,646               7.11                   4.95
  September 30, 1997         14,537               6.21                   5.16
  December 31, 1997           7,163               3.06                   6.16
  March 31, 1998              5,447               2.33                   5.99
  June 30, 1998               3,712               1.58                   6.22
  September 30, 1998          3,185               1.36                   5.58
  December 31, 1998           1,402                .60                   5.36
  March 31, 1999              3,097               1.32                   5.39
  June 30, 1999               2,516               1.07                   5.53
  September 30, 1999          1,883                .80                   5.79
  Thereafter                 23,861              10.19                   6.23
                           --------             ------                   ----
      Total certificate
        accounts            135,450              57.82                   5.40
                           --------             ------                   ----
Total savings deposits     $234,276             100.00%                  4.08%
                           ========             ======                   ====

(1) Includes $1,397 in IRA money market deposit accounts.

BORROWINGS. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to creditworthiness have been met. See "Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 1996, the Bank had $56.6 million of advances outstanding.

The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30 1996, the Bank had no reverse repurchase agreements outstanding.

The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of Fidelity Savings at the dates or for the periods indicated.

                                        At or for the Year Ended September 30,
                                        --------------------------------------
                                          1996           1995          1994
                                        -------        -------        -------
                                                 (Dollars In Thousands)
FHLB advances:
  Average balance outstanding           $ 5,627        $ 5,356        $ 2,404
  Maximum amount outstanding
    at any month-end during
    the period                            8,550          6,330          2,750
  Average interest rate during
    the period                            5.03%          4.76%          4.23%
  Balance outstanding at end of
    period                                5,300          3,250          2,750
  Weighted average interest rate          5.11%          4.86%          4.23%

Reverse repurchase agreements:
  Average balance outstanding           $ 1,216        $ 9,486        $ 1,158
  Maximum amount outstanding
    at any month-end during
    the period                            4,565         15,471          4,951
  Average interest rate during
    the period                            4.75%          5.89%          3.71%
  Balance outstanding at end of
    period                                  493          4,542          4,951
  Weighted average interest rate          4.50%          5.53%          3.70%

Lines of credit:
  Average balance outstanding           $   --         $ 6,488        $ 4,903
  Maximum amount outstanding
    at any month-end during
    the period                              --          10,150         16,000
  Average interest rate during
    the period                              --           5.91%          4.56%
  Balance outstanding at end of
    period                                  --            --           11,350
  Weighted average interest rate            --           5.34%          4.60%

                                        At or for the Year Ended September 30,
                                        --------------------------------------
                                          1996           1995          1994
                                        -------        -------        -------
                                                 (Dollars In Thousands)
FHLB Repoplus Advances:
  Average balance outstanding           $25,078          2,312            --
  Maximum amount outstanding
    at any month-end during
    the period                           51,350          5,000            --
Average interest rate during
  the period                              5.43%          5.84%            --
Balance outstanding at end
  of period                              51,350          5,000            --
Weighted average interest rate            5.46%          5.89%            --

Total average short-term borrowings     $30,504        $23,735        $ 8,465

Average interest rate of total
  short-term borrowings                   5.42%          5.60%          4.35%

Subsidiaries

Pennsylvania law permits a Pennsylvania-chartered savings institution to invest up to 3% of its assets in the capital stock, securities or other obligations of subsidiary corporations or service corporations. The Department is empowered to authorize Pennsylvania-chartered savings institutions, upon specific application, to invest a greater percentage of assets in subsidiaries. As a result of FIRREA, the types of activities and the magnitude of the Bank's activities in its investments in service corporations are restricted (with certain exceptions) to the levels and magnitude of investments permitted state-chartered savings institutions. The Bank did not have any subsidiaries at September 30, 1996, and the Company did not have any subsidiaries other than the Bank at September 30, 1996.

Employees

At September 30, 1996, Fidelity Savings had 83 full-time and 31 part-time employees. None of these employees are represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Competition

Federal legislation in recent years has given savings institutions the opportunity to compete on a more equal footing in many of the areas previously reserved for other types of financial intermediaries, mainly commercial banks. As a result, the competitive pressures among savings institutions, commercial banks and other financial institutions have increased significantly and are expected to continue to do so.

Fidelity Savings faces significant competition in attracting savings deposits. Its most direct competition for savings deposits has historically come from commercial banks, savings banks and other financial institutions located in its market area. Particularly in times of high interest rates, Fidelity Savings faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. Fidelity Savings competes for savings deposits principally by offering depositors a variety of deposit programs, convenient branch locations and hours, and other services. Fidelity Savings does not rely upon any individual group or entity for a material portion of its savings deposits.

Fidelity Savings' competition for real estate loans comes principally from mortgage banking companies, commercial banks, savings banks and other financial institutions. Fidelity Savings competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers and real estate brokers. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Market Area

The Bank now conducts business from eight full-service offices located in its primary market area, Allegheny and Butler counties, which are two of the five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. Approximately 1.5 million people live in the market area served by Fidelity Savings Bank. Substantially all of the Bank's deposits and loans are received from residents and businesses located in its primary market area. In addition, the Bank participates in the MACTM and PLUSTM automatic teller machine networks which provide locations throughout the Bank's primary market area, as well as the rest of Pennsylvania and most other states.

The area's economy is reasonably diversified, including manufacturing, transportation, utilities, banks, hospitals and educational services segments. The unemployment rate in Allegheny County, the Bank's largest market area, is approximately 5.6%. The real estate market has been relatively stable, although residential construction is slowing. The Bank believes the diversity of the area's industry will continue to help provide for a stable economy for the foreseable future; however, a general national economic slowdown may curtail the slow but steady growth the area has experienced in recent years.

Average Balances and Yields

The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The average balance of loans receivable includes non-accrual loans. Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

                                                           Year Ended September 30,
                                 --------------------------------------------------------------------------------
                                               1996                                       1995
                                 -----------------------------------      --------------------------------------
                                 Average                      Yield/      Average                         Yield/
                                 Balance      Interest         Rate       Balance         Interest         Rate
                                 -------      --------         ----       -------         --------         ----

                                                             (Dollars in Thousands)

Interest-earning assets:
 Loans receivable               $135,945      $11,482          8.45%      $119,340          $ 9,953        8.34%
 Mortgage-backed securities       97,340        6,120          6.29        109,010            6,600        6.05
 Investment securities and
   FHLB stock                     54,242        3,816          7.04         39,596            2,714        6.85
 Interest-earning deposits           769           24          3.12            892               69        7.78
                                --------      -------          ----       --------          -------        ----
Total interest-earning assets    288,296       21,442          7.44%       268,838           19,336        7.19
                                              -------          ----                         -------        ----
Non-interest-earning assets       12,290                                     9,434
                                --------                                  --------
Total assets                    $300,586                                  $278,272
                                ========                                  ========

Interest-bearing liabilities:
Deposits                        $241,258       10,071          4.17       $235,472            9,982        4.24
Borrowed funds                    35,544        1,761          4.95         21,360            1,077        5.04
                                --------       ------          ----        -------          -------        ----
Total interest-bearing
  liabilities                    276,802       11,832          4.27        256,832           11,059        4.31
                                               ------          ----                          ------        ----
Non-interest bearing
  liabilities                      1,689                                       339
                                --------                                  --------
Total liabilities                278,491                                   257,171
Stockholders' equity              22,095                                    21,101
                                --------                                  --------
Total liabilities and stock-
  holders' equity               $300,586                                  $278,272
                                ========                                  ========
Net interest income; interest
  rate spread                                  $ 9,610         3.17%                        $ 8,277        2.88%
                                               =======       ======                         =======        ====
Net interest margin(1)                                         3.33%                                       3.08%
                                                             ======                                        ====
Average interest-earning assets
  to average interest-bearing
  liabilities                                                104.22%                                     104.68%
                                                             =======                                     =======

---------------
(1) Net   interest   margin  is  net   interest   income   divided   by  average
    interest-earning assets.

                                             Year Ended September 30,
                                     --------------------------------------
                                                      1994
                                     --------------------------------------
                                     Average                         Yield/
                                     Balance         Interest         Rate
                                     -------         --------         ----



Interest-earning assets:
 Loans receivable                    $109,583         $ 9,030        8.24%
 Mortgage-backed securities           114,165           6,611        5.79
 Investment securities and
   FHLB stock                          34,625           2,029        5.86
 Interest-earning deposits              3,641             108        2.94
                                     --------         -------        ----
Total interest-earning assets         262,014          17,778        6.78
                                                      -------        ----
Non-interest-earning assets             8,986
                                     --------
Total assets                         $271,000
                                     ========

Interest-bearing liabilities:
Deposits                             $233,132           8,746        3.75
Borrowed funds                         17,659             689        3.90
                                     --------         -------        ----
Total interest-bearing
  liabilities                         250,791           9,435        3.77
                                                      -------        ----
Non-interest bearing
  liabilities                             434
                                     --------
Total liabilities                     251,225
Stockholders' equity                   19,775
                                     --------
Total liabilities and stock-
  holders' equity                    $271,000
                                     ========
Net interest income; interest
  rate spread                                         $ 8,343        3.01%
                                                      =======        ====
Net interest margin(1)                                               3.18%
                                                                     ====
Average interest-earning assets
  to average interest-bearing
  liabilities                                                      104.48%
                                                                   ======

---------------
(1) Net   interest   margin  is  net   interest   income   divided   by  average
    interest-earning assets.

Rate/Volume Analysis

The following table presents certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate), (2) changes in rate (change in rate multiplied by old volume), and (3) changes in rate/volume (change in rate multiplied by change in volume).

                                                   Fiscal 1996                                         Fiscal 1995
                                              Compared to Fiscal 1995                             Compared to Fiscal 1994
                                        ---------------------------------------           ---------------------------------------

                                                              Rate/                                              Rate/
                                        Volume      Rate      Volume      Total            Volume      Rate      Volume     Total
                                        ------      ----      -------     -----            ------      ----      ------     -----

                                                                              (In Thousands)
Interest income on interest
  earning assets:
Mortgage loans                         $  609       $ 112      $  10     $   731           $  21      $   (5)    $  --      $  16
Mortgage-backed securities               (667)        214        (27)       (480)           (292)        294       (13)       (11)
Installment loans                         485          33          6         524             637          14         4        655
Commercial business loans                 370         (71)       (25)        274             130          89        33        252
Investment securities and
  other investments                       969          56         32       1,057             275         454       (83)       646
                                       ------     -------     ------      ------          ------     -------     ------    ------
Total interest-earning assets           1,766         344         (4)      2,106             771         846       (59)     1,558
                                       ------     -------     -------     ------          ------     -------     ------    ------

Interest expense on interest-
  bearing liabilities:
Deposits                                  255        (162)        (4)         89              87       1,138        11      1,236
Borrowed Funds                            728         (32)       (12)        684             129         217        42        388
                                       ------     -------     ------     -------          ------     -------    ------     ------
Total interest-bearing
  liabilities                             983        (194)       (16)        773             216       1,355        53      1,624
                                       ------     -------     ------     -------          ------     -------    ------     ------

Net change in net interest income      $  783      $  538      $  12     $ 1,333          $  555     $  (509)   $ (112)    $  (66)
                                       ======      ======      =====     =======          ======     ========   =======    =======

Certain Ratios

The following table presents certain information regarding the return on average assets and average equity, and the ratio of average equity to assets of the Bank and the dividend payout ratio for the periods indicated.

                                                  Year Ended September 30,
                                           -----------------------------------
                                            1996           1995           1994
                                           -----          -----          -----
Return on average assets                     .44%           .54%           .87%
Return on average equity                    5.96           7.13          12.02
Average equity to assets ratio              7.37           7.85           7.30
Dividend payout ratio                      34.04          28.44          16.37

Asset and Liability Management

The Bank in fiscal 1996 continued to utilize strategies designed to decrease the Bank's vulnerability to significant and prolonged increases in interest rates. This process involves monitoring the imbalance between the generally long-term, fixed rate nature of the Bank's interest-earning assets and its generally short or medium-term, interest-bearing liabilities on a regular basis and implementing actions designed to reduce this imbalance. Although management of the Bank believes that the steps it has taken, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the Annual Report, have reduced the Bank's overall vulnerability to increases in interest rates, the Bank continues to remain vulnerable to significant and prolonged increases in interest rates because its interest rate sensitive liabilities exceed its interest rate sensitive assets with short-term maturities.

The following table summaries the anticipated repayments of Fidelity Savings Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1996. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust and fixed-rate loans, mortgage-backed securities held-for-investment and investment securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities and certain assumptions that estimate the projected repayments of loans, mortgage-backed securities and investments with specified characteristics. The Bank has assumed that passbook, money market and NOW accounts, which generally are subject to immediate withdrawal, are withdrawn at various rates applied to the cumulative declining balances based on certain assumptions for passbook, money market and NOW accounts.

                                                         September 30, 1996
                                 ---------------------------------------------------------------
                                             Over Three
                                               Months       After One
                                 Three        Through         Year
                                 Months        Twelve      Through Five   After Five
                                 or Less       Months         Years         Years        Total
                                ---------     ---------     ---------     ---------    ---------
                                                  (Dollars in Thousands)
Interest-earning assets:

  Mortgage loans                $  12,258     $  20,994     $  27,030     $  46,987    $ 107,269
  Mortgage-backed securities       16,936        10,673        47,361        18,768       93,738
  Installment loans                 8,318         7,081        18,881         1,502       35,782
  Commercial business loans         4,698         1,599         4,098           307       10,702
  Investment securities and
    other investments               6,233         4,432        18,943        29,694       59,302
                                ---------     ---------     ---------     ---------    ---------

Total interest-earning
  assets                           48,443        44,779       116,313        97,258      306,793
                                ---------     ---------     ---------     ---------    ---------

Interest-bearing liabilities:

  Passbook and club accounts        1,500         4,551        17,829        26,565       50,445
  Checking accounts                 2,115          --          23,486         5,343       30,944
  Money market accounts             2,000          --          15,437          --         17,437
  Certificate accounts             25,782        57,402        40,918        11,348      135,450
  Borrowed funds                   51,843         2,000         3,300         1,317       58,460
                                ---------     ---------     ---------     ---------    ---------

Total interest-bearing
  liabilities                      83,240        63,953       100,970        44,573      292,736
                                ---------     ---------     ---------     ---------    ---------


Interest sensitivity            $ (34,797)    $ (19,174)    $  15,343     $  52,685    $  14,057
                                =========     =========     =========     =========    =========

Cumulative interest
  sensitivity                   $ (34,797)    $ (53,971)    $ (38,628)    $  14,057
                                =========     =========     =========     =========

Cumulative ratio as a
  percent of assets                 (10.9)%       (17.0)%       (12.2)%        4.4%
                                =========     =========     =========     =========

Regulation of the Company

BHCA - GENERAL. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board. Under the BHCA, a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board.

BHCA - ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company form acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of more than 5% of the shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include providing services for internal operations for itself and its subsidiaries and operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; providing certain courier services; providing management consulting services to depository institutions; issuing and selling money orders, travelers checks and savings bonds; performing real estate and personal property appraisals; arranging commercial real estate equity financing; providing certain securities brokerage services; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing consumer financial counseling; providing tax planning and preparation services; providing check guaranty services; operating a collection agency; and operating a credit bureau. The Federal reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

LIMITATIONS ON ACQUISITIONS OF VOTING STOCK. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given 60 days' prior written notice of such proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve Board issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of more than 10% of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

In addition, any "company" would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Company.


Regulation of the Bank

Following completion of its conversion to a Pennsylvania savings bank charter as of November 27, 1991, the Bank is now subject to extensive regulation by the FDIC and the Department. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.

FDIC INSURANCE PREMIUMS. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level on an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates prior to January 1, 1997 ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions which substantial supervisory concerns. The Bank is a "well capitalized" institution as of September 30, 1996 and the Bank's insurance premiums throughout 1996 were .23% (per annum) of insured deposits.

Both the SAIF and BIF are statutorily required to be capitalized to a ratio of 1.25% of insured reserve deposits. The BIF has reached the required reserve ratio and, as discussed below, legislation has recently been passed which will fully recapitalize the SAIF in the fourth quarter of 1996.

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the ACT). Among other things, the ACT imposed a one time special assessment on deposits insured by the SAIF designed to fully capitalize the SAIF to the level required by law. This special assessment was approximately $1.5 million for the Bank. The Act also included a provision confirming that the special assessment is deductible for Federal income tax purposes in the year paid. The Act also provides for the eventual merger of the SAIF and BIF and reallocates payment of Financing Corporation (FICO) bond obligations to both SAIF and BIF insured institutions. In addition, the Act contains prohibitions on insured institutions facilitating or encouraging the migration of SAIF deposits to the BIF until the end of 1999. While the Bank has not yet determined the effect all the provisions of the Act will have on it, it is expected that, as a result of the recapitalization of SAIF, deposit insurance premiums will be significantly reduced beginning in calendar year 1997 for all SAIF insured institutions.

Effective January 1, 1997, SAIF members will have the same risk-based assessment schedule as BIF members of 0 to 27 basis points. FICO assessments of approximately 6.4 and 1.3 basis points will be added to the regular assessment for the SAIF and BIF members, respectively, until December 1999. Thereafter, about 2.4 basis points will be added to each regular assessment for all insured depositories, achieving full pro rata FICO sharing. As a "well-capitalized" institution, the Bank would expect its risk-based assessment beginning January 1, 1997 to be zero basis points. Including the FICO assessment of 6.4 basis points, the Bank anticipates that total deposit insurance premiums will be 6.4 basis points effective January 1, 1997.

CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets; plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1996, the Bank met each of its capital requirements.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 1996.

                                             Tier I              Tier I             Tier II
                                              Core              Risk-Based         Risk-Based
                                            Capital              Capital            Capital
                                            -------              -------            -------
                                                         (Dollars in thousands)
Equity Capital (1)                          $20,768              $20,768            $20,768
Less: unrealized securities gains             1,145                1,145              1,145
      intangible assets                         (44)                 (44)               (44)
Plus: general valuation allowance (2)          --                   --                1,530
                                            -------              -------            -------

         Total regulatory capital            21,869               21,869             23,399

Minimum required capital                     12,528                6,208             12,416
                                            -------              -------            -------

         Excess regulatory capital          $ 9,341              $15,661            $10,983
                                            =======              =======            =======

Regulatory capital as a percentage (3)         6.98%               14.09%             15.08%

Minimum regulatory capital percentage          4.00                 4.00               8.00
                                            -------              -------            -------

         Excess regulatory capital
           percentage                          2.98%               10.09%              7.08%
                                            =======              =======            =======

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the quarter ended September 30, 1996.

(2) Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total assets of $313.2 million. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighed assets of $155.2 million.

Section 18 of the FDIA, as amended by the FDICIA, requires the federal banking agencies to revise their risk-based capital guidelines, with appropriate transition rules, to ensure that they take adequate account of interest rate risk. In August 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the FDIC and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Under the policy statement, the FDIC will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy.

The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

SAFETY AND SOUNDNESS. FDICIA requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. If an insured depository institution or its holding company fails to meet any of the standards promulgated by regulation, then such institution or company will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an institution or company fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the agency, Section 39 of the FDIA provides that the FDIC must order the institution or company to correct the deficiency and may (1) restrict asset growth; (2) require the institution or company to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution or company may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it is in compliance with each of the standards adopted.

REGULATORY ENFORCEMENT AUTHORITY. FIRREA included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement actions, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies. In addition, under FIRREA and regulations adopted by the FDIC thereunder, the FDIC must be given 30 days' notice of any changes in directors or senior executive officers of Fidelity Savings, and the FDIC may object to such changes.

ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things,
(I) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

The FDIC adopted final regulation governing the activities and investments of insured state banks which further implemented Section 24 of the FDIA, as amended by FDICIA. Under the regulations, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Fidelity Savings had a $2.8 million investment in stock of the FHLB of Pittsburgh at September 30, 1996, which complied with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At September 30, 1996, the Bank had $56.6 million of advances from the FHLB of Pittsburgh outstanding.

CLASSIFICATION OF ASSETS. Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with generally accepted accounting principles. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. At September 30, 1996, the Bank had $1.5 million of assets classified as substandard.

INTERSTATE ACQUISITIONS. The Commonwealth of Pennsylvania has enacted legislation regarding the acquisition of commercial banks, bank holding companies, savings banks and savings and loan associations located in Pennsylvania by institutions located outside of Pennsylvania. The statute dealing with savings institutions authorizes (i) a savings bank, savings and loan association or holding company thereof located in Delaware, the District of Columbia, Indiana, Kentucky, Maryland, New Jersey, Ohio, Virginia and West Virginia (collectively, "regional institutions") to acquire the voting stock of, merge or consolidate with, or purchase assets and assume liabilities of, a Pennsylvania-chartered savings bank, (collectively, "Pennsylvania institutions") and (ii) the establishment of branches in Pennsylvania by regional institutions, in each case subject to certain conditions including reciprocal legislation in the state in which the regional institution seeking entry into Pennsylvania is located permitting comparable entry by Pennsylvania institutions and approval by the Pennsylvania Department of Banking. The statute also provides for nationwide branching by Pennsylvania-chartered savings banks and savings and loan associations, subject to Pennsylvania Department of Banking approval and certain other conditions. Of the states within the region, Delaware, Maryland, New Jersey, Ohio and West Virginia currently have laws that permit Pennsylvania institutions to branch into such states and/or acquire savings institutions located is such states.

MISCELLANEOUS. The Bank is subject to certain restrictions on loans to the Company, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. The Bank is also subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, there will be various limitations on the distribution of dividends to the Company by the Bank.

In addition to requiring a new system of risk-based insurance assessments and a system of prompt corrective action with respect to undercapitalized banks, as discussed above, the FDICIA also contains provisions which are intended to enhance independent auditing requirements, amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the Federal Reserve Board's discount window, and require regulators to perform annual on-site bank examinations and set standards for real estate lending.

Pennsylvania Bank Law

Following its conversion to a savings bank charter as of November 27, 1991, the Bank is now incorporated under the Pennsylvania Banking Code of 1965, which contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Savings Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Department.

The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department's examination, the present practice is for the Department to conduct a joint examination with the FDIC. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

The foregoing references to laws and regulations which are applicable to Fidelity Savings Bank are brief summaries thereof which do no purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

Federal and State Taxation

GENERAL. The Company and Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

METHOD OF ACCOUNTING. For federal income tax purposes, the Company and Bank currently report income and expenses on the accrual method of accounting and use a tax year ending September 30 for filing its consolidated federal income tax returns.

BAD DEBT RESERVES. Savings institutions such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the Bank's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the Bank's loan are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to nonqualifying loans must be computed under the experience method, which essentially allows a deduction for the Bank's actual charge-offs, while a deduction with respect to qualifying loans may be computed using a percentage based on actual loss experience or a percentage of taxable income. Reasonable additions to the reserve for losses on nonqualifying loans must be based upon actual loss experience and would reduce the current years addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the Bank's annual bad debt deduction.

Under the experience method, the deductible annual addition to the Bank's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (b) the lower of (i) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method (the "base year"), except that for taxable years beginning after 1987, the base year is the last taxable year beginning before 1988, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method has permitted a qualifying savings institution to be taxed at a lower maximum effective marginal federal income tax rate than that applicable to corporations in general. This resulted generally in a maximum effective marginal federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax. Any savings institution at least 60% of whose assets are qualifying assets, as described in Section 7701(a)(19)(c) of the Internal Revenue Code of 1986 (the "Code"), will generally be eligible for the full deduction of 8% of taxable income. As of September 30, 1996, at least 60% of the Bank's assets were "qualifying assets" described in Section 7701(a)(19)(c) of the Code, and the Bank anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the Bank may be required to restore some portion of its bad debt reserve to taxable income in the future.

Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limited factor in the immediate future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to the deduction for non-qualifying loans.

Recently enacted legislation (i) repeals the provision of the Code which authorizes use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) requires that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period it applicable excess reserves, which for a thrift institution such as the Bank which becomes a "small bank," as defined in the Code, generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average or the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. As an institution with less than $500.0 million in assets, the Bank can elect to either use the experience method available to commercial banks of this size or it can adopt the specific charge-off method applicable to "large banks" (banks with total assets in excess of $500.0 million). The Company does not believe that these provisions will have a material adverse effect on the Company's financial condition or results of operations.

The above-referenced legislation also repeals certain provisions of the Code that only apply to thrift institutions to which Section 593 applies: (i) the denial of a portion of certain tax credits to a thrift institution; (ii) the special rules with respect to the foreclosure of property securing loans of a thrift institution; (iii) the reduction in the dividends received deduction of a thrift institution; and (iv) the ability of a thrift institution to use a net operating loss to offset its income from a residual interest in a real estate mortgage investment conduit. It is not anticipated that the repeal of these provisions will have a material adverse effect on the Company's financial condition or results of operations.

DISTRIBUTIONS. If the Bank makes a distribution to stockholders, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the Bank to have additional taxable income. As distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "nondividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the Bank's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a nondividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

MINIMUM TAX. The Code imposes the corporate minimum tax from an add-on tax to an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and will be payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) 75% of adjusted current earning as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

NET OPERATING LOSS CARRYOVERS. The Bank may carry back net operating losses ("NOLS") to the preceding three taxable years and forward to the succeeding 15 taxable years. Losses incurred by savings institutions in years beginning after 1981 and before 1986 may be carried back ten years and forward eight years. Losses attributable to years before 1982 may be carried back ten years and forward five years.

CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTIONS. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, however, if a corporation owns less than 20% of the stock of a corporation distributing a dividend, it may deduct only 70% of dividends received or accrued on its behalf. A corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

PENNSYLVANIA TAXATION. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate is currently 12.25% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at a rate of 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula based on average net income and net worth.

The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act ("MITA"), currently at the rate of 11.5% on the Bank's net earnings, determined in accordance with GAAP, as shown on its books. For fiscal years beginning in 1983, and thereafter, net operating losses may be carried forward and allowed as a deduction for three succeeding years. MITA exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers.

Item 2.  Description of Properties

At September 30, 1996, Fidelity Savings conducted its business from its main office in Pittsburgh, Pennsylvania and seven full-service branch offices located in Allegheny and Butler counties.

The following table sets forth certain information with respect to the offices of the Bank as of September 30, 1996.

                                                                                              Net Book Value
                                                              Lease Expiration               of Property and
                                                              Date (Including               Leasehold Improvements
                                                            Lease or Own Options)           at September 30, 1996
                                                            ---------------------           ---------------------
                Location
-------------------------------------------------
County                           Address
------                           -------
Allegheny                  3300 Brighton Road
                           Pittsburgh PA  15212                     Own                            $   172,817

Allegheny                  1009 Perry Highway
                           Pittsburgh PA  15237                     Own                                246,206

Butler                     251 South Main Street
                             Zelienople PA  16063                   Own                                352,511

Allegheny                  312 Beverly Road
                           Pittsburgh PA  15216                 Lease 10/31/97                           -0-

Allegheny                  6000 Babcock Blvd.
                           Pittsburgh PA  15237                 Lease 11/30/97                           -0-

Allegheny                  1701 Duncan Avenue
                           Allison Park PA  15101               Lease 01/31/00                           -0-

Allegheny                  4710 Liberty Avenue
                           Pittsburgh PA  15224                     Own                                660,105

Allegheny                  728 Washington Road
                           Pittsburgh PA  15228                     Own                                266,899
                                                                                                   -----------
Total                                                                                              $ 1,698,538
                                                                                                   -----------
Allegheny                  Administrative Offices
                           1014 Perry Highway
                           Pittsburgh PA  15237                     Own                                389,418

Allegheny                   Data Processing and
                            Checking Department
                           1015 Perry Highway
                           Pittsburgh PA  15237                     Own                                308,552
                                                                                                  ------------
Total
(including Data Center)                                                                           $  2,396,508
                                                                                                  ============

Management of Fidelity Savings believes that the above properties are adequately covered by insurance and are in good condition. The Bank has determined that it does not presently require all of the administrative office space available at 1014 Perry Highway and has therefore placed that building for sale.

Fidelity Savings generally does not invest in real estate directly. The real estate activities of Fidelity Savings generally consist of providing loans to the purchasers of the properties. The properties which serve as collateral for the loans may consist of any type of real estate located anywhere in the United States. For a description of the real estate lending activities of Fidelity Savings, see "Item 1. Description of Business - Lending Activities."


Item 3.  Legal Proceedings

The Company is not involved in any legal proceedings other than legal proceedings occurring in the ordinary course of business, of which none are expected to have a material adverse effect on the Company. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of Fidelity Savings.

Items 4.  Submission of Matters to a Vote of Securities Holders

Not applicable.


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters

The information required herein is incorporated by reference from page 2 of the Company's Annual Report to Stockholders for fiscal 1996 ("Annual Report"). The Company's ability to pay cash dividends in the future is dependent upon, among other things, the receipt of dividends from the Bank.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 33 to 43 of the Company's Annual Report.

Item 7.  Financial Statements

The information required herein is incorporated by reference form pages 6 to 32 of the Company's Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.


PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required herein is incorporated by reference from pages 4 to 6 and 8 to 9 of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days of September 30, 1996 ("Proxy Statement").

Item 10.  Executive Compensation and Transactions

The information required herein is incorporated by reference from pages 10 to 17 of the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          Contents
The information required herein is incorporated by reference from pages 2 to 6 of the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from pages 17 to 18 of the Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K

(a.) Exhibits

The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

 No.                    Exhibits                         Page
 ---                    --------                         ----
 2        Agreement and Plan of Reorganization             *
 3.1      Articles of Incorporation                        *
 3.2      Bylaws                                           *
 4        Common Stock Certificate                        **
 10.1     Employee Stock Ownership Plan, as amended       **
 10.2     Employee Stock Compensation Program             **
 10.3     Employment Agreement between the Company,
            the Bank and William L. Windisch             E-1
 13       Annual Report to Stockholders                  E-11
 21       Subsidiaries (see Item 1. Description of
            Business - Subsidiaries)

----------------------------------
* Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").

** Incorporated by reference from the Registration Statement.

(b.) Reports on form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto only authorized.



                                             FIDELITY BANCORP, INC.




December 23, 1996                            By:  /s/ William L. Windisch
                                                  -----------------------
                                                  William L. Windisch
                                                  Chief Executive Officer and
                                                  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ William L. Windisch                     December 23, 1996
-------------------------------
William L. Windisch, Director,
President and Chief Executive Officer


/s/ Richard G. Spencer                      December 23, 1996
-------------------------------
Richard G. Spencer
Vice President and Treasurer
(also principal accounting officer)

/s/ John R. Gales                           December 23, 1996
-------------------------------
John R. Gales, Director


/s/ Robert F. Kastelic                      December 23, 1996
-------------------------------
Robert F. Kastelic, Director


/s/ Oliver D. Keefer                        December 23, 1996
-------------------------------
Oliver D. Keefer, Director


/s/ Charles E. Nettrour                     December 23, 1996
-------------------------------
Charles E. Nettrour, Director

/s/ James E. Shepard                        December 23, 1996
-------------------------------
James E. Shepard, Director


/s/ Joanne Ross Wilder                      December 23, 1996
-------------------------------
Joanne Ross Wilder, Director