Form 10QSB
period 1996-12-31
FIDELITY BANCORP INC
filed 1997-02-14
CIK 769207

U.S. Securities and Exchange Commission


                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from ____________________ to ____________________

                         Commission file number 0-22288

                             Fidelity Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

  Pennsylvania                                          25-1705405
--------------------------------------------------------------------------------
 (State  or  other  jurisdiction  of          (IRS Employer Identification No.)
 incorporation  or organization

 1009 Perry Highway, Pittsburgh, Pennsylvania             15237
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

                                  412-367-3300
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,382,616 shares, par value $0.01, at January 31, 1997.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

                      FIDELITY BANCORP, INC. AND SUBSIDIARY

                                      Index


Part I - Financial Information

Item 1.  Financial Statements

          Statements of Financial Condition as of September 30, 1996 and December 31, 1996 (Unaudited)

          Statements of Income (Unaudited) for the Three Month Periods
               Ended December 31, 1995 and 1996

          Statements of Cash Flows (Unaudited) for the Three Months Ended
               December 31, 1995 and 1996

          Statement of Changes in Stockholders' Equity (Unaudited) for the Three
               Months Ended December 31, 1995 and 1996

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information


                                   FIDELITY BANCORP, INC. AND SUBSIDIARY
                                     Statements of Financial Condition


        Assets                                                  September 30, 1996      December 31, 1996
                                                                ------------------      -----------------
                                                                                           (Unaudited)
Cash and amounts due from
  depository institutions                                        $   4,616,088           $   3,964,013
Interest-earning demand deposits with
 other institutions                                                    146,010                 115,808
Investment securities held-to-maturity                               5,401,139               5,272,395
Investment securities available-for-sale                            50,928,774              45,152,583
Loans receivable, net                                              151,263,067             153,509,009
Mortgage-backed securities held-to-maturity                         31,274,934              31,889,740
Mortgage-backed securities available-for-sale                       62,463,269              68,501,473
Real estate owned, net                                                 369,675                     -0-
Federal Home Loan Bank stock - at  cost                              2,826,300               3,052,500
Accrued interest receivable, net:
    Loans                                                              850,006                 810,548
    Mortgage-backed securities                                         566,018                 598,706
    Investments                                                        726,573                 808,964
Office premises and equipment, net                                   3,365,941               3,588,826
Deferred tax asset                                                   1,925,924               1,627,417
Prepaid income taxes                                                   324,414                  37,415
Goodwill and other intangible assets                                    44,015                     -0-
Prepaid expenses and sundry assets                                     781,894               1,406,636
                                                                 -------------           -------------

              Total Assets                                       $ 317,874,041           $ 320,336,033
                                                                 =============           =============

     Liabilities and Net Worth
Liabilities:
    Savings deposits                                             $ 234,275,620           $ 233,641,739
    Federal Home Loan Bank advances                                 56,650,000              60,300,000
    Reverse repurchase agreements                                      493,133                 504,514
    Advance deposits by borrowers for
      taxes and insurance                                            1,316,683               2,088,287
    Accrued interest on savings and
      other deposits                                                   176,914                  14,011
    Other accrued expenses and sundry liabilities                    3,183,596                 652,307
                                                                 -------------           -------------

            Total Liabilities                                      296,095,946             297,200,858
                                                                 -------------           -------------

Part I - Financial Information


                                   FIDELITY BANCORP, INC. AND SUBSIDIARY
                                     Statements of Financial Condition
                                               (continued)


                                                               September 30, 1996      December 31, 1996
                                                                                           (Unaudited)
Stockholders' equity (Note 4):
    Common stock, $0.01 par value per share;
      10,000,000 shares authorized; 1,373,151
      and 1,380,977 shares issued and outstanding                       13,732                  13,810
    Additional paid-in capital                                      10,437,133              10,496,369
    Retained earnings - substantially restricted                    12,522,830              13,035,540
Unrealized gain (loss) on securities available-for-sale             (1,195,600)               (410,544)
                                                                 -------------           -------------

Total stockholders' equity                                          21,778,095              23,135,175
                                                                 -------------           -------------

Total Liabilities and Stockholders' Equity                       $ 317,874,041           $ 320,336,033
                                                                 =============           =============


See accompanying notes to financial statements.

                              FIDELITY BANCORP, INC. AND SUBSIDIARY

                                Statements of Income (Unaudited)


                                                                      Three months ended
                                                                         December 31,
                                                              ---------------------------------
                                                                  1995                  1996
                                                              -----------           -----------
Interest Income:
     Loans                                                    $ 2,622,619           $ 3,185,792
     Mortgage-backed securities                                 1,560,269             1,554,579
     Investment securities                                        729,261               859,840
     Deposits with other institutions                               7,274                 2,654
                                                              -----------           -----------
         Total interest income                                  4,919,423             5,602,865
                                                              -----------           -----------

Interest Expense:
     Savings deposits                                           2,672,656             2,363,252
     Borrowed funds                                               206,211               788,800
                                                              -----------           -----------

         Total interest expense                                 2,878,867             3,152,052
                                                              -----------           -----------

Net interest income before provision for loan losses            2,040,556             2,450,813
Provision for loan losses                                          30,000               115,000
                                                              -----------           -----------

Net interest income after provision for loan losses             2,010,556             2,335,813
                                                              -----------           -----------
Other income:
     Service fee income                                            20,889                19,091
     Gain (loss) on sale of investment securities
       and mortgage-backed securities, net                        (12,357)               (1,641)
     Gain (Loss) on sale of loans                                   2,054                 1,901
     Other operating income                                       135,363               165,070
                                                              -----------           -----------

         Total other income                                       145,949               184,421
                                                              -----------           -----------

Operating expenses:
     Compensation, payroll taxes and fringe benefits              791,533               909,753
     Office occupancy and equipment expense                       134,749               144,930
     Depreciation and amortization                                108,710               112,535
     Federal insurance premiums                                   140,726                   -0-
     (Gain) loss on real estate owned, net                          8,300                 6,660
     Amortization of intangibles                                   66,022                44,015
     Other operating expenses                                     313,353               372,068
                                                              -----------           -----------

         Total operating expenses                               1,563,393             1,589,961
                                                              -----------           -----------

                              FIDELITY BANCORP, INC. AND SUBSIDIARY

                                Statements of Income (Unaudited)
                                          (continued)


                                                                      Three months ended
                                                                         December 31,
                                                              ---------------------------------
                                                                  1995                  1996
                                                              -----------           -----------
Income before income tax provision                                593,112               930,273

Income tax provision                                              180,000               307,500
                                                              -----------           -----------

Net Income                                                    $   413,112           $   622,773
                                                              ===========           ===========


Primary earnings per common share (Note 3)                    $       .30           $       .44
                                                              ===========           ===========

Dividends per common share (Note 3)                           $      .073           $       .08
                                                              ===========           ===========

See accompanying notes to financial statements.

                                    FIDELITY BANCORP, INC. AND SUBSIDIARY
                                     Statements of Cash Flows (Unaudited)
                                                                             Three Months Ended December 31,
                                                                             -------------------------------
                                                                                  1995              1996
                                                                              -----------      -----------
Operating Activities:
     Net income:                                                              $   413,112      $   622,773
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Provision for loan losses                                                 30,000          105,000
         Loss on real estate owned                                                  8,300            6,660
         Depreciation and amortization                                            108,710          112,535
         Deferred loan fee amortization                                           (26,685)         (57,839)
         Amortization of investment and mortgage-
             backed securities discounts/premiums, net                             73,502           78,689
         Amortization of intangibles                                               66,022           44,015
         Net (gain) loss on sale of investment securities                            --              1,205
         Net (gain) loss on sale of mortgage-backed securities                     12,357              436
         Net (gain) loss on sale of loans                                          (2,054)          (1,901)
         Origination of loans held-for-sale                                       (47,800)         (66,500)
         Proceeds from sale of loans held-for-sale                                 48,508           67,352
         (Increase) decrease in interest receivable                              (242,684)         (75,621)
         (Increase) decrease in deferred tax asset                                (84,126)         298,508
         Increase (decrease) in accrued income taxes                              198,970          286,999
         Increase (decrease) in interest payable                                 (244,011)        (162,904)
         SAIF assessment                                                             --         (1,530,357)
         Other changes - net                                                      807,720         (992,344)
                                                                              -----------      -----------

     Net cash provided (used) by operating activities                           1,119,841       (1,253,294)
                                                                              -----------      -----------
Investing Activities:
     Proceeds from sales of investment securities available-for-sale                 --          6,735,624
     Proceeds from maturities and principal repayments
        of investment securities available-for-sale                             3,000,000        1,000,000
     Proceeds from maturities and principal repayments
        of mortgage-backed securities available-for-sale                        1,062,804        2,560,620
     Purchases of investment securities available-for-sale                     (8,391,256)      (1,522,023)
     Purchases of mortgage-backed securities available-for-sale                      --         (8,006,214)
     Proceeds from maturities and principal repayments of
        investment securities held-to-maturity                                    160,017          129,434
     Purchases of mortgage-backed securities held-to-maturity                     (33,165)      (2,007,500)
     Proceeds from sales of mortgage-backed securities held-to-maturity         1,376,337             --
     Proceeds from mortgage-backed securities held-to-maturity
        principal repayments                                                    2,227,654        1,365,216
     Principal repayments on first mortgage loans                               3,024,415        5,360,310
     Principal repayments on other loans                                        3,878,833        4,204,947
     First mortgage loans originated and disbursed                             (5,199,678)      (6,141,300)
     Proceeds from sale of other loans                                            182,156          136,538
     Other loans originated                                                    (6,676,539)      (5,884,974)
     Additions to office premises and equipment                                   (30,777)        (336,412)
                                                                              -----------      -----------

     Net cash provided (used) by investing activities                          (5,419,199)      (2,405,734)
                                                                              -----------      -----------

                            FIDELITY BANCORP, INC. AND SUBSIDIARY
                       Statements of Cash Flows (Unaudited) (Cont'd.)


                                                          Three Months Ended December 31,
                                                          --------------------------------
                                                               1995               1996
                                                          -------------      -------------

Financing Activities:
Net increase (decrease) in savings deposits                   1,465,139           (633,881)
Increase (decrease) in reverse repurchase agreements         (4,541,951)            11,381
FHLB advance repayments                                     (33,100,000)      (461,825,000)
FHLB advances                                                40,400,000        465,475,000
Cash dividends paid                                             (98,981)          (110,063)
Stock options exercised                                          13,057             43,788
Proceeds from sale of stock                                       9,637             15,526
                                                          -------------      -------------

Net cash provided (used) by financing activities              4,146,901          2,976,751
                                                          -------------      -------------

Increase (decrease) in cash and cash equivalents               (152,457)          (682,277)

Cash and cash equivalents at beginning of period              5,043,480          4,762,098
                                                          -------------      -------------

Cash and cash equivalents at end of period                $   4,891,023      $   4,079,821
                                                          =============      =============


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings               $   3,038,789      $   3,312,415
  Income taxes                                                  180,000             20,000

Transfer of investment and mortgage-backed securities
  from investment to available-for-sale                   $  61,864,252               --




See accompanying notes to financial statements


                                                FIDELITY BANCORP, INC. AND SUBSIDIARY

                                            Statement of Changes in Stockholders' Equity



                                                                  Additional                       Unrealised Gain/
                                                 Common            Paid-in          Retained    (Loss) on Securities
                                                  Stock            Capital          Earnings     Available-for-Sale        Total
                                                  -----            -------          --------     ------------------        -----

Balance at September 30, 1995                 $     12,357      $  8,138,525      $ 13,788,652     $    192,792      $ 22,132,326
    Net income                                                                         413,112                            413,112
    Cash dividends paid at $.08
          per share                                                                    (98,981)                           (98,981)
    Effect of change in accounting
          for certain debt and equity
          securities at date of adoption,
          net of deferred taxes (Note 4)                                                               (539,414)         (539,414)
     Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes                                                                        811,530           811,530
     Sale of stock                                       8             9,629                                                9,637
     Stock options exercised                            15            13,042                                         $     13,057
                                              ------------      ------------      ------------     ------------      ------------
Balance at December 31, 1995                  $     12,380      $  8,161,196      $ 14,102,783     $    464,908      $ 22,741,267
                                              ============      ============      ============     ============      ============


Balance at September 30, 1996                 $     13,732      $ 10,437,133      $ 12,522,830     $ (1,195,600)     $ 21,778,095
     Net income                                                                        622,773                            622,773
     Cash dividends paid at $.08
          per share                                                                   (110,063)                          (110,063)
Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes                                                                        785,056           785,056
     Sale of stock                                       8            15,518                                               15,526
     Stock options exercised                            70            43,718                                               43,788
                                              ------------      ------------      ------------     ------------      ------------
Balance at December 31, 1996                  $     13,810      $ 10,496,369      $ 13,035,540     $   (410,544)     $ 23,135,175
                                              ============      ============      ============     ============      ============

                      FIDELITY BANCORP, INC. AND SUBSIDIARY
                          Notes to Financial Statements
                                   (Unaudited)

                    September 30, 1996 and December 31, 1996

(1)      Consolidation
The consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the Company) and its wholly-owned subsidiary Fidelity Savings Bank (the
Bank). Intercompany transactions have been eliminated in consolidation.

(2)      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders' equity, and changes in cash flow in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Cash and cash equivalents include cash and amounts due from depository institutions and interest-earning demand deposits with other institutions.

(3)      Earnings Per Share
Earnings per share for the three months ended December 31, 1995 and 1996 are calculated by dividing net income by the weighted average number of common shares outstanding. Outstanding shares also include common stock equivalents which consist of certain outstanding stock options. The average number of shares outstanding (including common stock equivalents) for the three month period ended December 31, 1995 and 1996 were 1,386,246 and 1,419,228 respectively. The average number of shares for the 1995 period has been restated to reflect the 10% stock dividend discussed in Note 5.

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

On November 15, 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Guide). The Guide provided a one-time opportunity for companies to reassess the classification of securities under FAS No. 115. The one-time reclassification could be made without calling into question the propriety of a company's stated intent in prior or subsequent periods. The reclassification had to occur between November 15, 1995 and December 31, 1995. As a result of the above, approximately $63.2 million of investment and mortgage-backed securities were transferred to available-for-sale in December 1995.

(5) On April 16, 1996, the Board of Directors declared a 10% stock dividend payable on May 31, 1996 to stockholders of record on May 15, 1996. All per share amounts have been restated to reflect this stock dividend. -6-



                      FIDELITY BANCORP, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1996 and December 31, 1996

Total assets of the Bank increased $2.5 million or 0.8% to $320.3 million at December 31, 1996 from $317.9 million at September 30, 1996. Significant changes in individual categories were increases in loans receivable of $2.2 million and mortgage-backed securities available-for-sale of $6.0 million, and a decrease in investment securities available-for-sale of $5.8 million.

Total liabilities of the Bank increased by $1.1 million or 0.4% to $297.2 million at December 31, 1996 from $296.1 million at September 30, 1996. The increase primarily reflects a $3.6 million increase in Federal Home Loan Bank advances outstanding, partially offset by a decrease in savings deposits of $634,000 and other liabilities of $2.5 million. Included in other liabilities at September 30, 1996, was the accrual of approximately $1.5 million representing a one-time charge to recapitalize the Savings Association Insurance Fund ("SAIF") mandated by the Deposit Insurance Funds Act of 1996. This assessment was paid in November 1996.

Stockholders' equity increased $1.4 million or 6.2% to $23.1 million at December 31, 1996, compared to September 30, 1996. The increase reflects net income for the three month period ended December 31, 1996 of $623,000, a decrease in unrealized holding losses on securities available-for-sale of $785,000, stock options exercised of $44,000 and stock issued under the Dividend Reinvestment Plan of $16,000. Partially offsetting these increases were common stock cash dividends paid of $110,000.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented.


                                                    September 30     December 31,
                                                        1996             1996
                                                     ----------      ----------
Non-accrual residential real
  estate loans (one-to-four-family)                  $  567,000      $  341,000

Non-accrual construction, multi-family
  residential and commercial real estate loans          134,000         891,000

Non-accrual installment and
  commercial business loans                             457,000         128,000
                                                     ----------      ----------

Total non-performing loans                           $1,158,000      $1,360,000
                                                     ==========      ==========

Total non-performing loans as
  a percent of net loans receivable                         .77%            .89%
                                                     ==========      ==========

Total real estate owned,
  net of related reserves                            $  370,000      $     --
                                                     ==========      ==========

Total non-performing loans and real estate
  owned as a percent of total assets                        .48%            .42%
                                                     ==========      ==========

Included in non-performing loans at December 31, 1996 are 9 single-family residential real estate loans totaling $341,000, one single-family construction loan for $134,000, one commercial real estate loan for $757,000, 34 installment loans totaling $113,000, and one commercial business loan for $15,000. Of the 9 non-performing single-family residential real estate loans, the largest amounted to $92,000. The commercial real estate loan is on a commercial office building located in Pittsburgh that is currently for sale.

The 34 installment loans total $113,000 and consist of various secured and unsecured consumer loans and credit card loans.

At December 31, 1996, the Bank had an allowance for possible loan losses of $1.6 million or 1.05% of loans receivable, as compared to an allowance of $1.5 million or 1.00% of loans receivable at September 30, 1996. The allowance for possible loan losses equals 120% of non-performing loans at December 31, 1996.

Management has evaluated these non-performing loans and the overall allowance for possible loan losses and is satisfied that the allowance for possible losses on loans at December 31, 1996 is adequate. In that regard, consideration was given to the increase in the level of the allowance from September 30, 1996 to December 31, 1996, as well as the coverage of non-performing loans the allowance provides at December 31, 1996.

There was no real estate owned at December 31, 1996.


                       Comparison of Results of Operations
              for the Three Months Ended December 31, 1996 and 1995

Net Income

Net income for the three months ended December 31, 1996 was $623,000 compared to $413,000 for the same period in 1995, an increase of $210,000 or 50.7%. The increase reflects an increase in net interest income of $410,000 or 20.1%, an increase in the provision for possible loan losses of $85,000 or 283.3%, an increase in other income of $38,000 or 26.4% and an increase in operating expenses of $27,000 or 1.7%. Additionally, there was an increase in the provision for income taxes of $128,000 or 70.8%.

Interest Rate Spread

The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, increased to 3.18% in the three months ended December 31, 1996 from 3.02% in the same period in 1995. The following table shows the average tax-equivalent yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                           Three Months Ended
                                                               December 31,
                                                           ------------------
                                                            1996        1995
                                                           -----        ----
Average yield on:
   Mortgage loans                                           8.07%       8.24%
   Mortgage-backed securities                               6.31        6.32
   Installment loans                                        8.35        8.66
   Commercial business loans                               10.12        9.80
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1)                                     7.10        7.04
                                                           -----        ----
   Total interest-earning assets                            7.44        7.41
                                                           -----        ----

Average rates paid on:
   Savings deposits                                         4.01        4.36
   Borrowed funds                                           5.22        4.95
                                                           -----        ----
   Total interest-bearing liabilities                       4.26        4.39
                                                           -----        ----

Average interest rate spread                                3.18%       3.02%
                                                            ====        ====

Net yield on interest-earning assets                        3.34%       3.17%
                                                            ====        ====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income

Interest on loans increased $563,000 or 21.5% to $3.2 million for the three months ended December 31, 1996, compared to the same period in 1995. The increase is attributable to an increase in the average loan portfolio balance outstanding during the 1996 period, partially offset by a decrease in the average yield earned on these assets in the 1996 period, as compared to the same period in 1995. The increase in the average balance of the loan portfolio reflects management's continued strategy of emphasizing and increasing loan originations.

Interest on mortgage-backed securities decreased $6,000 or .4% to $1.6 million for the three months ended December 31, 1996, as compared to the same period in 1995. Both the average yield earned and the average portfolio balance outstanding were comparable between the 1996 and 1995 periods.

Interest on interest-earning deposits with other institutions and investment securities increased $126,000 or 17.1% to $862,000 for the three month period ended December 31, 1996, as compared to the same period in 1995. The increase reflects both an increase in the yield earned on these investments in the 1996 period, as compared to 1995, as well as an increase in the average balance of such securities and deposits.

Interest Expense

Interest on savings deposits decreased $309,000 or 11.6% to $2.4 million for the three month period ended December 31, 1996, as compared to the same period in 1995. The decrease reflects both a decrease in the average balance of savings deposits for the 1996 period compared to 1995, as well as a decrease in the average cost of deposits.

Interest on borrowed funds increased $583,000 or 282.5% to $789,000 for the three month period ended December 31, 1996, as compared to the same period in 1995. The increase reflects primarily an increase in the Federal Home Loan Bank ("FHLB") advances outstanding during the 1996 period, as well as an increase in the average cost of borrowing during the 1996 period, as compared to 1995. The Bank relied more on these wholesale funding sources in 1996 to fund growth due to the decrease in deposits that was experienced.

Net Interest Income Before Provision for Loan Losses

The Bank's net interest income before provision for loan losses increased $410,000 or 20.1% to $2.5 million for the three months ended December 31, 1996, as compared to the same period in 1995. This increase is attributable to an increase in net interest earning assets, as well as an increase in the interest rate spread, from 3.02% for the three month period ended December 31, 1995, to 3.18% for the same period in 1996.

Provision for Loan Losses

The provision for loan losses increased $85,000 or 283.3% to $115,000 for the three month period ended December 31, 1996, as compared to the same period in 1995. The variation in the provision reflects management's current evaluation of economic conditions and other factors described below. The allowance for possible loan losses has increased from $1.4 million at December 31, 1995 to $1.6 million at December 31, 1996.

A monthly review is conducted by management to determine that the allowance for possible loan losses is adequate to absorb estimated loan losses. In determining the level of allowances for possible loan losses, consideration is given to general economic conditions, the size of the loan portfolio, the diversification of the loan portfolio, historical loss experience, identified credit problems, delinquency levels and the adequacy of collateral. Although management believes that the current allowance for loan losses is adequate, future additions to the reserve may be necessary due to changes in economic conditions. In addition, various regulatory agencies review the adequacy of the allowance for loan losses as part of their examination process and may require additions to the allowance based on their judgment.

Other Income

Total non-interest or other income increased $38,000 or 26.4% to $184,000 for the three months ended December 31, 1996, as compared to the same period in 1995.

Service fee income, which includes late charges on loans and fees for loans serviced for others, decreased $2,000 or 8.6% to $19,000 for the period ended December 31, 1996, as compared to the same period in 1995. There were no individually significant variations between periods.

Loss on the sale of investment and mortgage-backed securities was $2,000 for the period ended December 31, 1996, as compared to a loss of $12,000 for the same period in 1995. Sales in both periods were made from the available-for-sale category and represented a partial repositioning of the portfolio based upon current market conditions.

Gain on sale of loans was $2,000 for both the three month periods ended December 31, 1995 and 1996. The Bank sells education loans to the Student Loan Marketing Association ("SLMA"). Such sales generally result in some gain or loss being realized and are being done to reduce the Bank's position in these loans, which are generally lower yielding and subject to extensive and costly government regulation. The Bank does not intend to originate additional loans for its portfolio, except those that will be serviced by SLMA. Sales to SLMA increased slightly in the period ended December 31, 1996, as compared to 1995, however the net gains recorded in 1996 and 1995 reflect the timing of the sales.

Other operating income includes miscellaneous sources of income which consist primarily of various fees related to checking accounts, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $30,000 or 21.9% to $165,000 for the three month period ended December 31, 1996, as compared to the same period in 1995. The increase primarily reflects fees earned on a debit card product introduced by the Bank in 1996 and increased fees earned on credit and life insurance sales on loans.

Other Expenses

Total operating expenses increased $27,000 or 1.7% to $1.6 million for the three months ended December 31, 1996, compared to the same period in 1995.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $118,000 or 14.9% to $910,000 for the three month period ended December 31, 1996, compared to the same period in 1995. Factors contributing to the increase were normal salary increases, higher bonuses awarded in the 1996 period, a small increase in the number of employees on the payroll, and an increase in retirement expenses.

Office occupancy and equipment expense increased $10,000 or 7.6% to $145,000 for the three months ended December 31, 1996, compared to the same period in 1995. The increase primarily reflects increased equipment maintenance expenditures.

Depreciation and amortization increased $4,000 or 3.5% to $113,000 for the 1996 period as compared to 1995. The increase reflects the purchase of new equipment, primarily for back room operations, as well as depreciation on renovations completed at the Zelionople and Bloomfield branches of the Bank.

Federal insurance premiums decreased $141,000 or 100.0% to zero for the three months ended December 31, 1996, compared to the same period in 1995. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the ACT). Among other things, the Act imposed a one time special assessment on deposits insured by the SAIF designed to fully capitalize the SAIF to the level required by law. This special assessment was approximately $1.5 million for the Bank and was recorded as an expense in the year ended September 30, 1996, and was paid in November 1996. As a result of the payments by SAIF insured institutions, the FDIC subsequently determined that the SAIF was fully capitalized and that, for the quarter ended December 31, 1996, no deposit insurance premiums would be due from many institutions, including the Bank. For the quarter beginning January 1, 1997, deposit insurance for well-capitalized SAIF insured institutions, including the Bank, will be assessed at a rate of approximately $.0648 per hundred dollars of deposits. This compares to a rate of $.23 per hundred that was in effect prior to the recapitalization of SAIF.

Net loss on real estate owned was $7,000 in the 1996 period, as compared to a net loss of $8,000 for the three months ended December 31, 1995. There were no individually significant transactions included in the results.

Amortization of intangibles was $44,000 for the three month period ended December 31, 1996, compared to $66,000 for the comparable period in 1995. The intangibles generated by the three branch acquisitions that occurred in November 1991 were being amortized on a straight-line basis over five years. These intangibles were fully amortized in November 1996.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges and other administrative expenses, amounted to $372,000 and $313,000 for the three month periods ended December 31, 1996 and 1995, respectively, an increase of $59,000 or 18.7%. Significant variations between periods include increases in automatic teller machine network fees, advertising and consulting fees, partially offset by reduced telecommunications expenses.

Income Taxes

Income taxes increased $128,000 or 70.8% to $307,000 for the three month period ended December 31, 1996, compared to the same period in 1995. The increase in taxes results from an increase in taxable income, as well as an increase in the effective tax rate to approximately 33.0% in 1996 from approximately 30.3% in the same period in 1995.

Capital Requirements

The FDIC has issued regulations that require insured institutions to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 1996, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.05% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 1996, the bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 15.43%.

A reconciliation of Stockholders' Equity to Regulatory Capital is as follows:

Stockholder's equity at December 31, 1996 (1)                $22,056,341
Unrealized securities losses                                     377,769
                                                             -----------
Tier I capital                                                22,434,110
Plus: Qualifying loan loss allowance                           1,632,282
                                                             -----------
Total regulatory capital at December 31, 1996                $24,066,392
                                                             ===========

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033.

Liquidity

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 1996, the total of approved loan commitments amounted to $7.5 million. In addition, the Bank had $4.2 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $86.1 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

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


                                   SIGNATURES




                                             FIDELITY SAVINGS BANK



Date:  February 10, 1997            By:/s/ William L. Windisch
                                      -----------------------
                                      William L. Windisch
                                      President and Chief Executive Officer


Date:  February 10, 1997           By:/s/ Richard G. Spencer
                                      ----------------------
                                      Richard G. Spencer
                                      Vice President and Chief Financial Officer