Form 10KSB/A
period 1996-09-30
FIDELITY BANCORP INC
filed 1997-04-24
CIK 769207

FORM 10-KSB/A
                                 Amendment No. 2

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

                                                                              September 30,
                                              ----------------------------------------------------------------------
                                              1996           1995             1994              1993            1992
                                              ----           ----             ----              ----            ----
                                                                      (Dollars in Thousands)
Nonaccrual residential real estate
  loans (one-to-four family)                 $  567        $  227           $  574            $  550          $  243
Nonaccrual construction, multi-family
  residential and commercial real
  estate loans                                  134            --              621               562             989
Nonaccrual installment and commercial
  business loans                                457            85               87               178             475
                                             ------        ------           ------            ------          ------
Total non-performing loans                   $1,158        $  312           $1,282            $1,290          $1,707
                                             ======        ======           ======            ======          ======
Total nonperforming loans as a percent
  of total loans receivable                    .73%          .25%            1.10%             1.16%           1.55%
                                             ======        ======           ======            ======          ======
Total real estate owned, net of
  related reserves                           $  370        $1,062           $  455            $  339             219
                                             ======        ======           ======            ======          ======
Total nonperforming loans and real
  estate owned as a percent of total
  assets                                       .48%          .49%             .63%              .63%            .76%
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

The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                                September 30,
                                              -------------------------------------------
                                               1996              1995             1994
                                              -------           -------          --------
                                                            (In Thousands)
Mortgage-backed securities
  held-to-maturity:
GNMA                                          $    55           $ 3,135          $  3,357
FHMA                                           10,556            40,330            48,868
FHLMC                                          16,734            23,440            31,046
FNMA Remic                                        --                335               864
FHLMC Remic                                       248            18,443            19,934
Other                                         $ 3,682           $ 6,641          $  8,167
                                              -------           -------          --------
  Total                                       $31,275           $92,324          $112,236
                                              =======           =======          ========
Mortgage-backed securities
  available-for-sale:
GNMA                                          $ 7,011           $   --           $   --
FNMA                                           25,072             3,559              --
FHLMC                                          11,608             5,009              --
FNMA Remic                                     15,264               634              --
FHLMC Remic                                     5,059               --               --
                                              -------           -------          --------
  Total                                       $64,014           $ 9,202          $   --
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
                                                 =======         ====        =======            ====        =======      ====


                                                      Held-to-Maturity
                                        Amounts At September 30, 1996 Which Mature In
                                        ---------------------------------------------
                                                    After Ten Years
                                                    ---------------
                                                                 Weighted
                                                                  Average
                                                  Amount           Yield
                                                  ----------------------
U.S. government and U.S. government
   agency obligations                             $   --             -- %

Asset-backed securities                             1,069          6.98
                                                  -------          ----

     Total                                        $ 1,069          6.98%
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

                                                                    September 30,
                                  ---------------------------------------------------------------------------------
                                        1996                             1995                          1994
                                  -------------------              ------------------           -------------------
                                              Average                         Average                       Average
                                  Balance      Rate                Balance     Rate             Balance       Rate

                                                                 (Dollars in Thousands)
Passbook and club accounts        $50,445      2.62%             $ 53,184       3.08%         $ 64,954       3.11%
Checking accounts                  30,944      1.10                29,172       1.54            27,993       1.76
Money market accounts              17,437      2.72                17,316       2.71            26,395       2.71
Certificates account              135,450      5.59               144,411       5.63           108,962       4.92
                                 --------      ----              --------       ----          --------       ----

                 Total           $234,276      4.17%             $244,083       4.24%         $228,304       3.75%
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

                                             Percentage of        Weighted Average
                             Amount          Total Savings             Nominal
                         (in Thousands)         Deposits                 Rate
                         --------------      -------------        ----------------
Passbook accounts          $ 50,445              21.53%                  2.50%
NOW accounts and
  noninterest-bearing
  checking accounts          30,944              13.21                   1.50
Money market deposit
  accounts (1)               17,437               7.44                   2.98
                           --------             ------                   ----
    Total                    98,826              42.18                   2.27
                           --------             ------                   ----

Certificate accounts
  maturing by quarter:
  December 31, 1996          25,782              11.00                   5.03
  March 31, 1997             26,219              11.19                   4.94
  June 30, 1997              16,646               7.11                   4.95
  September 30, 1997         14,537               6.21                   5.16
  December 31, 1997           7,163               3.06                   6.16
  March 31, 1998              5,447               2.33                   5.99
  June 30, 1998               3,712               1.58                   6.22
  September 30, 1998          3,185               1.36                   5.58
  December 31, 1998           1,402                .60                   5.36
  March 31, 1999              3,097               1.32                   5.39
  June 30, 1999               2,516               1.07                   5.53
  September 30, 1999          1,883                .80                   5.79
  Thereafter                 23,861              10.19                   6.23
                           --------             ------                   ----
      Total certificate
        accounts            135,450              57.82                   5.40
                           --------             ------                   ----
Total savings deposits     $234,276             100.00%                  4.08%
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

                                        At or for the Year Ended September 30,
                                        --------------------------------------
                                          1996           1995          1994
                                        -------        -------        -------
                                                 (Dollars In Thousands)
FHLB advances:
  Average balance outstanding           $ 1,211        $    --        $ 1,566
  Maximum amount outstanding
    at any month-end during
    the period                            2,000             --          2,250
  Average interest rate during
    the period                            3.11%             --          2.76%
  Balance outstanding at end of
    period                                2,000             --            --
  Weighted average interest rate          5.14%             --            --

Reverse repurchase agreements:
  Average balance outstanding           $ 1,216        $ 9,486        $ 1,158
  Maximum amount outstanding
    at any month-end during
    the period                            4,565         15,471          4,951
  Average interest rate during
    the period                            4.75%          5.89%          3.71%
  Balance outstanding at end of
    period                                  493          4,542          4,951
  Weighted average interest rate          4.50%          5.53%          4.78%

Lines of credit:
  Average balance outstanding           $   --         $ 6,488        $ 4,903
  Maximum amount outstanding
    at any month-end during
    the period                              --          10,150         16,000
  Average interest rate during
    the period                              --           5.34%          4.56%
  Balance outstanding at end of
    period                                  --            --           11,350
  Weighted average interest rate            --            --            5.73%


                                        At or for the Year Ended September 30,
                                        --------------------------------------
                                          1996           1995          1994
                                        -------        -------        -------
                                                 (Dollars In Thousands)
FHLB Repoplus Advances:
  Average balance outstanding           $25,078          2,312            --
  Maximum amount outstanding
    at any month-end during
    the period                           51,350          5,000            --
Average interest rate during
  the period                              5.43%          5.89%            --
Balance outstanding at end
  of period                              51,350          5,000            --
Weighted average interest rate            5.46%          5.87%            --

Total average short-term borrowings     $27,505        $18,286        $ 7,627

Average interest rate of total
  short-term borrowings                   5.44%          5.71%          5.44%


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

                                                           Year Ended September 30,
                                 --------------------------------------------------------------------------------
                                               1996                                       1995
                                 -----------------------------------      --------------------------------------
                                 Average                      Yield/      Average                         Yield/
                                 Balance      Interest         Rate       Balance         Interest         Rate
                                 -------      --------         ----       -------         --------         ----
                                                             (Dollars in Thousands)

Interest-earning assets:
 Loans receivable               $135,945      $11,482          8.45%      $119,340          $ 9,953        8.34%
 Mortgage-backed securities       97,340        6,120          6.29        109,010            6,600        6.05
 Investment securities and
   FHLB stock                     54,242        3,816          7.04         39,596            2,714        6.85
 Interest-earning deposits           769           24          3.12            892               69        7.78
                                --------      -------          ----       --------          -------        ----
Total interest-earning assets    288,296       21,442          7.44%       268,838           19,336        7.19
                                              -------          ----                         -------        ----
Non-interest-earning assets       11,433                                     9,805
                                --------                                  --------
Total assets                    $299,729                                  $278,643
                                ========                                  ========

Interest-bearing liabilities:
Deposits                        $241,258       10,071          4.17       $235,472            9,982        4.24
Borrowed funds                    35,544        1,761          4.95         21,360            1,077        5.04
                                --------       ------          ----        -------          -------        ----
Total interest-bearing
  liabilities                    276,802       11,832          4.27        256,832           11,059        4.31
                                               ------          ----                          ------        ----
Non-interest bearing
  liabilities                        832                                       567
                                --------                                  --------
Total liabilities                277,634                                   257,399
Stockholders' equity              22,095                                    21,244
                                --------                                  --------
Total liabilities and stock-
  holders' equity               $299,729                                  $278,643
                                ========                                  ========
Net interest income; interest
  rate spread                                  $ 9,610         3.17%                        $ 8,277        2.88%
                                               =======       ======                         =======        ====
Net interest margin(1)                                         3.33%                                       3.08%
                                                             ======                                        ====
Average interest-earning assets
  to average interest-bearing
  liabilities                                                104.22%                                     104.68%
                                                             =======                                     =======

---------------
(1) Net   interest   margin  is  net   interest   income   divided   by  average
    interest-earning assets.

                                             Year Ended September 30,
                                     --------------------------------------
                                                      1994
                                     --------------------------------------
                                     Average                         Yield/
                                     Balance         Interest         Rate
                                     -------         --------         ----



Interest-earning assets:
 Loans receivable                    $109,583         $ 9,030        8.24%
 Mortgage-backed securities           114,165           6,611        5.79
 Investment securities and
   FHLB stock                          34,625           2,029        5.86
 Interest-earning deposits              3,641             108        2.94
                                     --------         -------        ----
Total interest-earning assets         262,014          17,778        6.78
                                                      -------        ----
Non-interest-earning assets             9,408
                                     --------
Total assets                         $271,422
                                     ========

Interest-bearing liabilities:
Deposits                             $233,132           8,746        3.75
Borrowed funds                         17,659             689        3.90
                                     --------         -------        ----
Total interest-bearing
  liabilities                         250,791           9,435        3.77
                                                      -------        ----
Non-interest bearing
  liabilities                             889
                                     --------
Total liabilities                     251,680
Stockholders' equity                   19,742
                                     --------
Total liabilities and stock-
  holders' equity                    $271,422
                                     ========
Net interest income; interest
  rate spread                                         $ 8,343        3.01%
                                                      =======        ====
Net interest margin(1)                                               3.18%
                                                                     ====
Average interest-earning assets
  to average interest-bearing
  liabilities                                                      104.48%
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

                                                  Year Ended September 30,
                                           -----------------------------------
                                            1996           1995           1994
                                           -----          -----          -----
Return on average assets                     .44%           .54%           .87%
Return on average equity                    5.96           7.13          12.02
Average equity to assets ratio              7.37           7.85           7.30
Dividend payout ratio                      31.81          25.96          14.97

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

CAPITAL REQUIREMENTS. The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available for sale securities) and perpetual preferred stock, less goodwill and other nonqualifying intangible assets ("Tier 1 capital"). The remainder (i.e., the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At September 30, 1996, the Company had Tier 1 capital as a percentage of risk-weighted assets of 14.85% and total risk-based capital as a percentage of risk-weighted assets of 15.84%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio or Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companines that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At September 30, 1996, the Company had a Leverage Ratio of 7.64%.

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

                                             Tier I              Tier I             Tier II
                                              Core              Risk-Based         Risk-Based
                                            Capital              Capital            Capital
                                            -------              -------            -------
                                                         (Dollars in thousands)
Equity Capital (1)                          $20,768              $20,768            $20,768
Plus: unrealized securities losses            1,145                1,145              1,145
Less: intangible assets                         (44)                 (44)               (44)
Plus: general valuation allowance (2)          --                   --                1,530
                                            -------              -------            -------

         Total regulatory capital            21,869               21,869             23,399

Minimum required capital                     12,528                6,208             12,416
                                            -------              -------            -------

         Excess regulatory capital          $ 9,341              $15,661            $10,983
                                            =======              =======            =======

Regulatory capital as a percentage (3)         6.98%               14.09%             15.08%

Minimum regulatory capital percentage          4.00                 4.00               8.00
                                            -------              -------            -------

         Excess regulatory capital
           percentage                          2.98%               10.09%              7.08%
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

Item 13. Exhibits, List and Reports on Form 8-K

(a.) Exhibits

The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

 No.                    Exhibits                         Page
 ---                    --------                         ----
 2        Agreement and Plan of Reorganization             *
 3.1      Articles of Incorporation                        *
 3.2      Bylaws                                           *
 4        Common Stock Certificate                        **
 10.1     Employee Stock Ownership Plan, as amended       **
 10.2     Employee Stock Compensation Program             **
 10.3     Employment Agreement between the Company,
            the Bank and William L. Windisch             ***
 13       Annual Report to Stockholders                  ***
 21       Subsidiaries (see Item 1. Description of
            Business - Subsidiaries)

----------------------------------
* Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").

** Incorporated by reference from the Registration Statement.

***Previously filed as exhibits to the Form 10-KSB for the fiscal year ended
   September 30, 1996 filed with the SEC on December 27, 1996.

(b.) Reports on form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto only authorized.



                                             FIDELITY BANCORP, INC.




April 21, 1997                            By:     /s/ William L. Windisch
                                                  -----------------------
                                                  William L. Windisch
                                                  Chief Executive Officer and
                                                  President


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