Form 10QSB
period 1997-03-31
FIDELITY BANCORP INC
filed 1997-05-15
CIK 769207

U.S. Securities and Exchange Commission


                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,402,085 shares, par value $0.01, at April 30, 1997.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

                      FIDELITY BANCORP, INC. AND SUBSIDIARY

                                      Index


Part I - Financial Information

Item 1.  Financial Statements

          Statements of Financial Condition as of September 30, 1996 and March 31, 1997 (Unaudited)

          Statements of Income (Unaudited) for the Three and Six Month Periods
               Ended March 31, 1996 and 1997

          Statements of Cash Flows (Unaudited) for the Six Months Ended
               March 31, 1996 and 1997

          Statement of Changes in Stockholders' Equity (Unaudited) for the Six
               Months Ended March 31, 1996 and 1997

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information


                          FIDELITY BANCORP, INC. AND SUBSIDIARY
                            Statements of Financial Condition


                                                      September 30, 1996  March 31, 1997
                                                       -------------      -------------
                                                                           (Unaudited)
     Assets
Cash and amounts due from
  depository institutions                              $   4,616,088      $   4,402,978
Interest-earning demand deposits with
 other institutions                                          146,010            141,868
Investment securities held-to-maturity                     5,401,139          5,159,915
Investment securities available-for-sale                  50,928,774         45,066,033
Loans receivable, net                                    151,263,067        156,209,920
Mortgage-backed securities held-to-maturity               31,274,934         30,417,702
Mortgage-backed securities available-for-sale             62,463,269         74,398,509
Real estate owned, net                                       369,675                -0-
Federal Home Loan Bank stock - at  cost                    2,826,300          3,355,000
Accrued interest receivable, net:
    Loans                                                    850,006            831,487
    Mortgage-backed securities                               566,018            635,005
    Investments                                              726,573            632,165
Office premises and equipment, net                         3,365,941          3,175,139
Deferred tax asset                                         1,925,924          2,201,345
Goodwill and other intangible assets                          44,015              - 0 -
Prepaid income taxes                                         324,414              - 0 -
Prepaid expenses and sundry assets                           781,894          1,269,365
                                                       -------------      -------------

              Total Assets                             $ 317,874,041      $ 327,896,431
                                                       =============      =============

     Liabilities and Net Worth
Liabilities:
    Savings deposits                                   $ 234,275,620      $ 234,661,489
    Federal Home Loan Bank advances                       56,650,000         66,425,000
    Reverse repurchase agreements                            493,133            631,317
    Advance deposits by borrowers for
      taxes and insurance                                  1,316,683          1,939,026
    Accrued interest on savings and
      other deposits                                         176,914             68,377
    Accrued income taxes                                         -0-          1,011,166
    Other accrued expenses and sundry liabilities          3,183,596            337,366
                                                       -------------      -------------

            Total Liabilities                            296,095,946        305,073,741
                                                       -------------      -------------

                          FIDELITY BANCORP, INC. AND SUBSIDIARY
                            Statements of Financial Condition
                                       (continued)


                                                      September 30, 1996  March 31, 1997
                                                       -------------      -------------
                                                                           (Unaudited)
Stockholders' equity (Notes 4 and 5):
    Common stock, $0.01 par value per share;
      10,000,000 shares authorized; 1,373,151
      and 1,400,594 shares issued and outstanding,
      respectively                                            13,732             14,006
    Additional paid-in capital                            10,437,133         10,670,684
    Retained earnings - substantially restricted          12,522,830         13,547,383
    Unrealized gain (loss) on securities
      available-for-sale                                  (1,195,600)        (1,409,383)
                                                       -------------      -------------

    Total stockholders' equity                            21,778,095         22,822,690
                                                       -------------      -------------

Total Liabilities and Stockholders' Equity             $ 317,874,041      $ 327,896,431
                                                       =============      =============


See accompanying notes to financial statements.

                                        FIDELITY BANCORP, INC. AND SUBSIDIARY

                                           Statements of Income (Unaudited)


                                                              Three Months Ended                Six Months Ended
                                                                    March 31,                      March 31,
                                                             1996            1997            1996            1997
                                                         -----------     -----------     -----------     -----------
Interest Income:
     Loans                                               $ 2,706,018     $ 3,211,203     $ 5,328,637     $ 6,396,995
     Mortgage-backed securities                            1,495,421       1,612,213       3,055,690       3,166,792
     Investment securities                                   858,253         854,796       1,587,514       1,714,637
     Deposits with other institutions                          9,062           2,251          16,336           4,914
                                                         -----------     -----------     -----------     -----------
         Total interest income                             5,068,754       5,680,463       9,988,177      11,283,338
                                                         -----------     -----------     -----------     -----------

Interest Expense:
     Savings deposits                                      2,567,633       2,309,690       5,240,289       4,672,950
     Borrowed funds                                          315,688         884,778         521,899       1,673,578
                                                         -----------     -----------     -----------     -----------
         Total interest expense                            2,883,321       3,194,468       5,762,188       6,346,528
                                                         -----------     -----------     -----------     -----------

Net interest income before provision for loan losses       2,185,433       2,485,995       4,225,989       4,936,810
Provision for loan losses                                     60,000         120,000          90,000         235,000
                                                         -----------     -----------     -----------     -----------

Net interest income after provision for loan losses        2,125,433       2,365,995       4,135,989       4,701,810
                                                         -----------     -----------     -----------     -----------
Other income:
     Service fee income                                       14,602          16,547          35,491          35,638
     Gain on sale of investment securities and
         mortgage-backed securities, net                      29,360          22,163          17,003          20,523
     Gain on sale of loans                                     3,497           3,386           5,551           5,286
     Other operating income                                  156,462         181,903         291,826         346,973
                                                         -----------     -----------     -----------     -----------
        Total other income                                  203,921         223,999         349,871         408,420
                                                         -----------     -----------     -----------     -----------

                                        FIDELITY BANCORP, INC. AND SUBSIDIARY

                                           Statements of Income (Unaudited)
                                                     (continued)


                                                              Three Months Ended                Six Months Ended
                                                                    March 31,                      March 31,
                                                             1996            1997            1996            1997
                                                         -----------     -----------     -----------     -----------
Operating expenses:
     Compensation and employee benefits                      798,140         853,235       1,589,673       1,762,987
     Occupancy and equipment expense                         143,749         143,575         278,498         288,505
     Depreciation and amortization                           113,321         122,962         222,031         235,498
     Federal insurance premiums                              139,224          37,741         279,950          37,742
     Loss on real estate owned, net                           13,149          25,887          21,449          32,547
     Amortization of intangibles                              66,023             -0-         132,045          44,015
     Other operating expenses                                330,012         383,525         643,366         755,593
                                                         -----------     -----------     -----------     -----------
         Total operating expenses                          1,603,618       1,566,925       3,167,012       3,156,887
                                                         -----------     -----------     -----------     -----------

Income before income tax provision                           725,736       1,023,069       1,318,848       1,953,343

Income tax provision                                         203,000         385,500         383,000         693,000
                                                         -----------     -----------     -----------     -----------

Net income                                               $   522.736         637,569     $   935,848     $ 1,260,343
                                                         -----------     -----------     -----------     -----------

Primary earnings per common share                        $      0.37     $      0.44     $      0.66     $      0.88
  (Notes 3&5)
Dividends per common share (Notes 3&5)                   $     0.073     $      0.09     $     0.146     $      0.17



                                   See accompanying notes to financial statements

                                    FIDELITY BANCORP, INC. AND SUBSIDIARY
                                     Statements of Cash Flows (Unaudited)



                                                                                  Six Months Ended March 31,
                                                                              ------------------------------
                                                                                   1997              1996
                                                                              ------------      ------------
Operating Activities:
     Net income:                                                              $  1,260,343      $    935,848
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                                 235,000            90,000
         Depreciation and amortization                                             235,498           222,031
         Deferred loan fee amortization                                            (96,577)          (77,391)
         Amortization of investment and mortgage-backed
          discounts/premiums, net                                                  158,680           159,948
         Amortization of intangibles                                                44,015           132,045
         Net (gain) loss on sale of investment securities                          (10,143)             (723)
         Net (gain) loss on sale of mortgage-backed securities                     (10,380)          (16,280)
         Net (gain) loss  on sale of loans                                          (5,286)           (5,551)
         Origination of loans held-for-sale                                       (320,000)         (134.400)
         Proceeds from sale of loans held-for-sale                                 324,238           139,951
         (Increase) decrease in interest receivable                                 43,940          (235,951)
         (Increase) decrease in deferred tax asset                                (275,421)         (412,073)
         Increase (decrease) in accrued income taxes                               661,780          (174,001)
         Increase (decrease) in interest payable                                  (108,537)         (178,240)
         SAIF assessment                                                        (1,530,357)              -0-
         Other changes, net                                                       (887,666)        2,393,954
                                                                              ------------      ------------

        Net cash provided (used) by operating activities                          (248,327)        2,839,167
                                                                              ------------      ------------

                                    FIDELITY BANCORP, INC. AND SUBSIDIARY
                                     Statements of Cash Flows (Unaudited)
                                                 (continued)



                                                                                  Six Months Ended March 31,
                                                                              ------------------------------
                                                                                   1997              1996
                                                                              ------------      ------------
Investing Activities:

     Proceeds from sales of investment securities available-for-sale             7,773,972         3,493,672
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale                                 2,000,000         5,000,000
     Purchases of investment securities available-for-sale                      (4,251,435)      (21,980,491)
     Proceeds from sales of mortgage-backed securities available-for-sale        4,157,936         5,505,078
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                     3,358,363         3,074,814
     Purchases of mortgage-backed securities available-for-sale                (19,683,569)      (11,290,146)
     Proceeds from maturities and principal repayments of investment
        securities held-to-maturity                                              1,242,492         1,307,892
     Purchases of investment securities held-to-maturity                        (1,000,000)              -0-
     Proceeds from principal repayments of mortgage-backed
        securities held to maturity                                             2,,808,334         3,591,509
     Purchases of mortgage-backed securities held-to-maturity                   (2,007,500)          (33,165)
     Principal repayments on first mortgage loans                                8,098,463         7,437,537
     Principal repayments on other loans                                         8.878,654         7,588,368
     First mortgage loans originated and disbursed                             (10,404,950)      (13,842,100)
     Other loans originated                                                    (11,675,595)      (12,985,902)
     Proceeds from sale of other loans                                             197,297           271,663
     Additions to office premises and equipment                                   (380,818)         (154,819)
                                                                              ------------      ------------

  Net cash provided (used) by investing activities                             (10,888,356)      (23,016,090)
                                                                              ------------      ------------

                                    FIDELITY BANCORP, INC. AND SUBSIDIARY
                                     Statements of Cash Flows (Unaudited)
                                                 (continued)



                                                                         Six Months Ended March 31,
                                                                       ------------------------------
                                                                            1997               1996
                                                                       ------------      -------------
Financing Activities:
Net increase (decrease) in savings deposits                                 385,869           (679,012)
Increase in advance payments by borrowers for taxes and insurance           622,343         (4,254,766)
Increase (decrease) in reverse repurchase agreements                        138,184           764, 119
FHLB advance repayments                                                (840,800,000)      (386,900,000)
FHLB advances                                                           850,575,000        411,050,000
Cash dividends paid                                                        (235,790)          (198,219)
Stock options exercised                                                     201,922             31,342
Proceeds from sale of stock                                                  31,903             27,955
                                                                      -------------      -------------

Net cash provided (used) by financing activities                         10,919,431         19,841,419
                                                                      -------------      -------------

Increase (decrease) in cash and cash equivalents                           (217,252)          (335,504)

Cash and cash equivalents at beginning of period                          4,762,098          5,043,480
                                                                      -------------      -------------

Cash and cash equivalents at end of period                            $   4,544,846      $   4,707,976
                                                                      ============       =============


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings                           $   6,315,792      $   5,896,131
  Income taxes                                                        $      27,953      $     560,000
                                                                      -------------      -------------
Transfer of investment and mortgage-backed securities from
   investment to available-for-sale                                   $         -0-      $  61,864,252
                                                                      -------------      -------------

                                                FIDELITY BANCORP, INC. AND SUBSIDIARY
                                            Statement of Changes in Stockholders' Equity



                                                                Additional                     Unrealised Gain/
                                                Common            Paid-in         Retained    (Loss) on Securities
                                                 Stock            Capital         Earnings     Available-for-Sale      Total
                                             ------------     ------------     ------------      ------------       ------------
Balance at September 30, 1995                $     12,357     $  8,138,525     $ 13,788,652      $    192,792       $ 22,132,326
    Net income                                                                      935,848                              935,848
    Cash dividends paid at $.08
          per share                                                                (198,219)                            (198,219)
    Effect of change in accounting
          for certain debt and equity
          securities at date of adoption,
          net of deferred taxes (Note 4)                                                             (539,414)          (539,414)
     Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes                                                                     (438,344)          (438,344)
     Sale of stock                                     16           27,939                                                27,955
     Stock options exercised                           50           31,292                                          $     31,342
                                             ------------     ------------     ------------      ------------       ------------

Balance at March 31, 1996                    $     12,423     $  8,197,756     $ 14,526,281      $   (784,966)      $ 21,951,494
                                             ============     ============     ============      ============       ============


Balance at September 30, 1996                $     13,732     $ 10,437,133     $ 12,522,830      $ (1,195,600)      $ 21,778,095
     Net income                                                                   1,260,343                            1,260,343
     Cash dividends paid at $.08
          per share                                                                (235,790)                            (235,790)
     Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes                                                                     (213,783)          (213,783)
     Sale of stock                                     15           31,888                                                31,903
     Stock options exercised                          259          201,663                                               201,922
                                             ------------     ------------     ------------      ------------       ------------

Balance at March 31, 1997                    $     14,006     $ 10,670,684     $ 13,547,383      $ (1,409,383)      $ 22,822,690
                                             ============     ============     ============      ============       ============

                      FIDELITY BANCORP, INC. AND SUBSIDIARY

                          Notes to Financial Statements
                                   (Unaudited)
                      September 30, 1996 and March 31, 1997

(1)      Consolidation
The consolidated financial statements include the accounts of Fidelity Bancorp, Inc. (the Company) and its wholly-owned subsidiary Fidelity Savings Bank (the
Bank). Intercompany transactions have been eliminated in consolidation.

(2)      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders' equity, and changes in cash flow in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Cash and cash equivalents include cash and amounts due from depository institutions and the demand deposits portion of interest-earning deposits with other institutions.

(3)      Earnings Per Share
Earnings per share for the three and six months ended March 31, 1996 and 1997 are calculated by dividing net income by the weighted average number of common shares outstanding. Outstanding shares also include common stock equivalents which consist of certain outstanding stock options. The average number of shares outstanding (including common stock equivalents) for the three month period ended March 31, 1996 and 1997 were 1,403,684 and 1,446,954, respectively. The average number of shares outstanding (including common stock equivalents) for the six months periods ended March 31, 1996 and 1997 were 1,401,812 and 1,429,557, respectively. The average number of shares for the fiscal 1997 periods have been restated to reflect the 10% stock dividend discussed in Note 5.

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

                      FIDELITY BANCORP, INC. AND SUBSIDIARY


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1996 and March 31, 1997

Total assets of the Bank increased $10.0 million or 3.2% to $327.9 million at March 31, 1997 from $317.9 million at September 30, 1996. Significant changes in individual categories were increases in loans receivable of $4.9 million and mortgage-backed securities available-for-sale of $11.9 million, and a decrease in investment securities available-for-sale of $5.9 million.

Total liabilities of the Bank increased by $9.0 million or 3.0% to $305.1 million at March 31, 1997 from $296.1 million at September 30, 1996. The increase reflects a $9.8 million increase in Federal Home Loan Bank advances outstanding, partially offset by a $2.2 million decrease in other liabilities.

Stockholders' equity increased $1.0 million or 4.8% to $22.8 million at March 31, 1997, compared to September 30, 1996. The net increase reflects net income for the six month period ended March 31, 1997 of $1.3 million, proceeds from stock options exercised of $203,000, and proceeds from the Dividend Reinvestment Plan of $32,000, partially offset by an increase in unrealized holding losses on securities available-for-sale of $214,000 and common stock cash dividends paid of $236,000.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented.

                                                    September 30,       March 31,
                                                        1996              1997
                                                     ----------        ----------
Non-accrual residential real
  estate loans (one-to-four- family)                 $  567,000        $  170,000

Non-accrual construction, multi-family
  residential and commercial real estate loans          134,000           905,000

Non-accrual installment and
  commercial business loans                             457,000            44,000
                                                     ----------        ----------

Total non-performing loans                           $1,158,000        $1,119,000
                                                     ==========        ==========
Total non-performing loans as
  a percent of net loans receivable                         .77%              .72%
                                                     ==========        ==========
Total real estate owned,
  net of related reserves                            $  370,000        $     --
                                                     ==========        ==========
Total non-performing loans and real estate
  owned as a percent of total assets                        .48%              .34%
                                                     ==========        ==========

Included in non-performing loans at March 31, 1997 are 7 single-family residential real estate loans totaling $170,000, one single-family construction loan for $148,000, one commercial real estate loan totaling $757,000, 18 installment loans totaling $29,000 and one commercial business loan totaling $15,000. Of the 7 non-performing single-family residential real estate loans, the largest amounted to $92,000. The commercial real estate loan is on an office building located in Pittsburgh that is currently for sale

The 18 installment loans total $29,000 and consist of various secured and unsecured consumer loans and credit card loans.

At March 31, 1997, the Bank had an allowance for possible loan losses of $1.7 million or 1.03% of loans receivable, as compared to an allowance of $1.5 million or 1.00% of loans receivable at September 30, 1996. The allowance for possible loan losses equaled 148% of non-performing loans at March 31, 1997.

Management has evaluated these non-performing loans and the overall allowance for possible loan losses and is satisfied that the allowance for possible losses on loans at March 31, 1997 is adequate. In that regard, consideration was given to the increase in the level of the allowance from September 30, 1996 to March 31, 1997, as well as the coverage of non-performing loans the allowance provides at March 31, 1997.

There was no real estate owned at March 31, 1997.

                       Comparison of Results of Operations
           for the Three and Six Months Ended March 31, 1997 and 1996

Net Income

Net income for the three months ended March 31, 1997 was $638,000 compared to $523,000 for the same period in 1996, an increase of $115,000 or 22.0%. The increase reflects an increase in net interest income of $301,000 or 13.8%, an increase in other income of $20,000 or 9.8%, and a decrease in operating expenses of $37,000 or 2.3%. Partially offsetting these factors was an increase in the provision for loan losses of $60,000 or 100% and an increase in the provision for income taxes of $182,000 or 89.9%.

Net income for the six months ended March 31, 1997 was $1.3 million compared to $936,000 for the same period in 1996, an increase of $324,000 or 34.7%. The increase reflects an increase in net interest income of $711,000 or 16.8%, an increase in other income of $59,000 or 16.7%, and a decrease in operating expenses of $10,000 or .3%. Partially offsetting these factors was an increase in the provision for loan losses of $145,000 or 161.1% and an increase in the provision for income taxes of $310,000 or 80.9%.

Interest Rate Spread

The Bank's interest rate spread, the difference between yields on interest-earning assets and the cost of funds, decreased to 3.08% in the three months ended March 31, 1997 from 3.11% in the same period in 1996. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                   Three Months Ended March 31,
                                                        1997          1996
                                                       -----         -----
Average yield on:
   Mortgage loans                                       8.04%         8.21%
   Mortgage-backed securities                           6.32          6.09
   Installment loans                                    8.11          8.41
   Commercial business loans                           10.17         10.00
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1)                                 7.09          7.47
                                                       -----         -----
   Total interest-earning assets                        7.40          7.40
                                                       -----         -----
Average rates paid on:
   Savings deposits                                     4.02          4.23
   Borrowed funds                                       5.41          4.75
                                                       -----         -----
   Total interest-bearing liabilities                   4.32          4.29
                                                       -----         -----
Average interest rate spread                            3.08%         3.11%
                                                       =====         =====
Net yield on interest-earning assets                    3.32%         3.29%
                                                       =====         =====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's interest rate spread increased to 3.13% in the six months ended March 31, 1997 from 3.05% in the same period in fiscal 1996. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                     Six Months Ended March 31,
                                                        1997          1996
                                                       -----          ----
Average yield on:
   Mortgage loans                                       8.06%         8.23%
   Mortgage-backed securities                           6.31          6.19
   Installment loans                                    8.23          8.53
   Commercial business loans                           10.15          9.92
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1)                                 7.08          7.23
                                                       -----          ----
   Total interest-earning assets                        7.42          7.39
                                                       -----          ----
Average rates paid on:
   Savings deposits                                     4.01          4.31
   Borrowed funds                                       5.31          4.72
                                                       -----          ----
   Total interest-bearing liabilities                   4.29          4.34
                                                       -----          ----
Average interest rate spread                            3.13%         3.05%
                                                       =====          ====
Net yield on interest-earning assets                    3.33%         3.23%
                                                       =====          ====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income

Interest on loans increased $505,000 or 18.7% to $3.2 million for the three months ended March 31, 1997, compared to the same period in 1996. The increase is attributable to an increase in the average loan balance outstanding during the 1997 period, partially offset by a decrease in the yield earned on these assets in the 1997 period as compared to the same period in 1996. Interest on loans increased $1.1 million 20.0% to $6.4 for the six months ended March 31, 1997, compared to the same period in 1996. The increase is attributable to an increase in the average loan balance outstanding during the 1997 period, partially offset by a decrease in the yield earned on these assets in the fiscal 1997 period as compared to the same period in fiscal 1996. The increase in the average balance of the loan portfolio in the fiscal 1997 periods reflects management's continued strategy of emphasizing and increasing loans.

Interest on mortgage-backed securities increased $117,000 or 7.8% to $1.6 million and $111,000 or 3.6% to $3.2 million for the three and six months ended March 31, 1997, respectively, as compared to the same periods in 1996. The increase for both the three and six month periods ended March 31, 1997, reflects both an increase in the average balance of mortgage-backed securities owned in the fiscal 1997 periods, as compared to fiscal 1996, and an increase in the average yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities decreased $10,000 or 1.2% to $857,000 for the three month period ended March 31, 1997, as compared to the same period in 1996. The decrease reflects a decrease in the yield earned on these investments, partially offset by an increase in the average balance in the portfolio. For the six month period ended March 31, 1997, interest on interest-earning deposits with other institutions and investment securities increased $116,000 or 7.2% to $1.7 million, as compared to the same period in the prior year. The increase reflects an increase in the average balance of such securities and deposits, partially offset by a decrease in the yield earned on these investments.

Interest Expense

Interest on savings deposits decreased $258,000 or 10.0% to $2.3 million and $567,000 or 10.8% to $4.7 million for the three and six month periods ended March 31, 1997, respectively, as compared to the same periods in fiscal 1996. The decrease for both the three and six month periods in fiscal 1997 as compared to fiscal 1996 reflects a decrease in the average cost of deposits, as well as a decrease in the average balance of savings deposits for the fiscal 1997 periods.

Interest on borrowed funds increased $569,000 or 180.3% to $885,000 and $1.2 million or 220.7% to $1.7 million for the three and six month periods ended March 31, 1997, respectively, as compared to the same periods in fiscal 1996. The increases for both periods in fiscal 1997 as compared to fiscal 1996 reflect both an increase in the average cost of borrowing during the 1997 periods, as compared to 1996, as well as an increase in the Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements outstanding during the fiscal 1997 periods. The Bank continues to rely on these wholesale funding sources in fiscal 1997 to fund growth as average deposit balances remained flat during the periods.

Net Interest Income Before Provision for Loan Losses

The Bank's net interest income before provision for loan losses increased $301,000 or 13.8% to $2.5 million, and $711,000 or 16.8% to $4.9 million for the three and six month periods ended March 31, 1997, respectively, as compared to the same periods in fiscal 1996. The increase for both periods is primarily attributable to an increase in net interest earning assets.

Provision for Loan Losses

The provision for loan losses increased $60,000 or 100.0% to $120,000 and $145,000 or 161.1% to $235,000 for the three and six month periods ended March 31, 1997, respectively, as compared to the same periods in fiscal 1996. The provision for both years reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. The allowance for possible loan losses has increased from $1.3 million at March 31, 1996 to $1.7 million at March 31, 1997.

A monthly review is conducted by management to determine that the allowance for possible loan losses is adequate to absorb estimated loan losses. In determining the level of allowances for possible loan losses, consideration is given to general economic conditions, the diversification of the loan portfolio, historical loss experience, identified credit problems, delinquency levels and the adequacy of collateral. Although management believes that the current allowance for loan losses is adequate, future additions to the reserve may be necessary due to changes in economic conditions. In addition, various regulatory agencies review the adequacy of the allowance for loan losses as part of their examination process and may require additions to the allowance based on their judgment.

Other Income

Total non-interest or other income increased $20,000 or 9.8% to $224,000 and $59,000 or 16.7% to $408,000 for the three and six month periods ended March 31, 1997, respectively, as compared to the same periods in fiscal 1996.

Service fee income, which includes late charges on loans and fees for loans serviced for others, increased $2,000 or 13.3% to $17,000 for the three month period ended March 31, 1997, as compared to the same period in the prior year. Service fee income was comparable at $35,000 for both the six month periods ended March 31, 1997 and 1996. In both the three and six month periods ended March 31, 1997, increases in late charges on loans were wholly or partially offset by reduced service fee income, as compared to the same periods in the prior fiscal year.

Gain on the sale of investment and mortgage-backed securities decreased $7,000 or 24.5% to $22,000 for the three month period ended March 31, 1997, as compared to the same period in 1996. For the six month period ended March 31, 1997, a gain of $21,000 was recorded, as compared to a gain of $17,000 for the same period in fiscal 1996. All sales were made from the available-for-sale portfolio in the periods and were done to reflect current economic conditions and asset/liability management strategies, as well as changing market conditions.

Gain on sale of loans was $3,000 and $5,000 for both the three and six month periods ended March 31, 1996 and 1997, respectively. The Bank sells education loans to the Student Loan Marketing Association ("SLMA"). Such sales generally result in some gain or loss being realized and are being done to reduce the Bank's position in these loans, which are generally lower yielding and subject to extensive and costly government regulation. The Bank does not intend to originate additional student loans for its portfolio, except those that will be serviced by SLMA. Results generally reflect the timing of such sales. The volume of loans sold is comparable between periods.

Other operating income includes miscellaneous sources of income which consist primarily of various fees related to checking accounts, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $25,000 or 16.3% to $182,000 and increased $55,000 or 18.9% to $347,000 for the three and six month periods ended March 31, 1997, as compared to the same periods in fiscal 1996. The increase for both the three and six month periods is primarily due to increases in checking account service charges and fees related to a debit card product the Bank introduced in fiscal 1996.

Other Expenses

Total operating expenses decreased $37,000 or 2.3% to $1.6 million and $10,000 or .3% to $3.2 million for the three and six month periods ended March 31, 1997, respectively, as compared to the same period in fiscal 1996.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $55,000 or 6.9% to $853,000 and $173,000 or 10.9% to $1.8 million for the three and six month periods ended March 31, 1997, respectively, compared to the same periods in fiscal 1996. Factors contributing to the increase were normal salary increases, higher bonuses awarded in fiscal 1997, a small increase in the number of employees on the payroll, and an increase in retirement and health care expenses.

Office occupancy and equipment expense was comparable at $144,000 for the three month periods ended March 31, 1997 and 1996, and increased $10,000 or 3.6% to $289,000 for the six month period ended March 31, 1997, compared to the same period in fiscal 1996. In both the three and six month periods, increases in equipment maintenance costs were partially offset by lower utility expenses and property taxes.

Depreciation and amortization increased $10,000 or 8.5% to $123,000 and $13,000 or 6.1% to $235,000 for the three and six month periods ended March 31, 1997, respectively, compared to the same periods in fiscal 1996. The results reflect the purchase of new equipment, primarily for back room operations, as well as depreciation on renovations completed at the Zelionople and Bloomfield branches of the Bank.

Federal insurance premiums decreased $101,000 or 72.9% to $38,000 and $242,000 or 86.5% to $38,000 for the three and six month periods ended March 31, 1997, respectively, compared to the same periods in fiscal 1996. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the
ACT). Among other things, the Act imposed a one time special assessment on deposits insured by the SAIF designed to fully capitalize the SAIF to the level required by law. This special assessment was approximately $1.5 million for the Bank and was recorded as an expense in the year ended September 30, 1996, and was paid in November 1996. As a result of the payments by SAIF insured institutions, the FDIC subsequently determined that the SAIF was fully capitalized and that, for the quarter ended December 31, 1996, no deposit insurance premiums would be due from many institutions, including the Bank. For the quarter beginning January 1, 1997, deposit insurance for well-capitalized SAIF insured institutions, including the Bank, were assessed at a rate of approximately $.0648 per hundred dollars of deposits. This compares to a rate of $.23 per hundred that was in effect prior to the recapitalization of SAIF.

Net loss on real estate owned was $26,000 for the three months ended March 31, 1997, as compared to a net gain of $7,000 in the comparable period in fiscal 1996. Net loss on real estate owned was $33,000 and $1,000 for the six month periods ended March 31, 1997 and 1996, respectively. Results for the periods reflect the sale of property held as real estate owned. At March 31, 1997, the Bank has no real estate owned.

Amortization of intangibles was zero for the three month period ended March 31, 1997, and $66,000 for the comparable period in fiscal 1996. Amortization of intangibles was $44,000 and $132,000 for the six month periods ended March 31, 1997 and 1996, respectively. The intangibles generated by the three branch acquisitions that occurred in November 1991 were being amortized on a straight-line basis over five years. These intangibles were fully amortized in November 1996.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges and other administrative expenses, increased $33,000 or 9.6% to $384,000 and $92,000 or 13.9% to $756,000
for the three and six month periods ended March 31, 1997, respectively, as compared to the same periods in fiscal 1996. Significant variations between both the three and six month periods in fiscal 1997, as compared to fiscal 1996, include increases in automatic teller machine network fees, stationary and supplies, advertising and consulting fees, and Federal Reserve Bank service charges related to the Bank's implementation of check imaging.

Income Taxes

Income  taxes  increased  $182,000 or 89.9% to $386,000 and $310,000 or 80.9% to
$693,000 for the three and six month periods ended March 31, 1997, respectively, compared to the same periods in fiscal 1996. The increase in taxes for both the three and six month periods ended March 31, 1997, reflects increased taxable income in the 1997 periods, as well as an increase in the effective tax rate to 37.6% and 35.5% for the three and six month periods ended March 31, 1997, respectively, as compared to 28.0% and 29.0% for the comparable periods in the prior year. The increased effective tax rate primarily results from the Bank's increased pre-tax income as well as the sale of tax-free investments and the reinvestment of those proceeds into taxable instruments.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies, such as the Company, on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available-for-sale securities) and perpetual preferred stock, less goodwill and other nonqualifying intangible assets ("Tier 1 capital"). The remainder (i.e. , the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At March 31, 1997, the Company had Tier 1 capital as a percentage of risk-weighted assets of 14.61% and total risk-based capital as a percentage of risk-weighted assets of 15.62%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio or Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. all other bank holding companies are required to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. At March 31, 1997, the Company had a leverage ratio of 7.45%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 1997, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.10% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 1997, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 14.90%.

A reconciliation of Stockholders' Equity to Regulatory Capital is as follows:

Stockholder's equity at March 31, 1997 (1)                       $21,591,377
Unrealized securities losses                                       1,347,496
                                                                 -----------
Tier 1 Capital at March 31, 1997                                  22,938,873
Plus: Qualifying loan loss allowance                               1,677,358
                                                                 -----------
Total capital at March 31, 1997                                  $24,616,231
                                                                 ===========

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033.

Liquidity

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 1997, the total of approved loan commitments amounted to $4.9 million. In addition, the Bank had $4.0 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $84.7 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

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

Item 2.  Changes in Securities
             None

Item 3.  Defaults Upon Senior Securities
             Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

             A. The Annual Meeting of Stockholders was held on February 4, 1997.

             B. The election of directors and ratification of auditors were submitted for approval to the stockholders of Fidelity Bancorp, Inc. and were approved thereby by the requisite vote required.

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K
             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       FIDELITY SAVINGS BANK



Date:  May 12, 1997              By: /s/ William L. Windisch
                                     -----------------------
                                     William L. Windisch
                                     President and Chief Executive Officer


Date:  May 12, 1997              By: /s/ Richard G. Spencer
                                     ----------------------
                                     Richard G. Spencer
                                     Vice President and Chief Financial Officer