Form 10QSB
period 1997-06-30
FIDELITY BANCORP INC
filed 1997-08-14
CIK 769207

U.S. Securities and Exchange Commission


                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,549,846 shares, par value $0.01, at June 30, 1997

         Transitional Small Business Disclosure Format (Check one):
                           Yes [  ]   No   [ X ]

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index


Part I - Financial Information

Item 1.  Financial Statements

          Statements of Financial Condition as of September 30, 1996 and June 30, 1997 (Unaudited)

          Statements of Income (Unaudited) for the Three and Nine Month Periods
               Ended June 30, 1996 and 1997

          Statements of Cash Flows (Unaudited) for the Nine Months Ended
               June 30, 1996 and 1997

          Statement of Changes in Stockholders' Equity (Unaudited) for the Nine
               Months Ended June 30, 1996 and 1997

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information

                            FIDELITY BANCORP, INC. AND SUBSIDIARIES
                               Statements of Financial Condition


        Assets                                              June 30, 1997   September 30, 1996
                                                            -------------      -------------
                                                              (Unaudited)
Cash and amounts due from
  depository institutions .............................     $  4,856,404     $  4,616,088
Interest-earning demand deposits with
 other institutions ...................................          137,893          146,010
Investment securities held-to-maturity ................        6,620,275        5,401,139
Investment securities available-for-sale ..............       42,144,424       50,928,774
Loans receivable, net .................................      175,926,238      151,263,067
Mortgage-backed securities held-to-maturity ...........       32,480,651       31,274,934
Mortgage-backed securities available-for-sale .........       87,800,553       62,463,269
Real estate owned, net ................................          119,541          369,675
Federal Home Loan Bank stock - at  cost ...............        4,185,000        2,826,300
Accrued interest receivable, net:
    Loans .............................................          910,663          850,006
    Mortgage-backed securities ........................          708,896          566,018
    Investments .......................................          840,748          726,573
Office premises and equipment, net ....................        3,204,031        3,365,941
Deferred tax asset ....................................        1,590,459        1,925,924
Goodwill and other intangible assets ..................              -0-           44,015
Prepaid income taxes ..................................              -0-          324,414
Prepaid expenses and sundry assets ....................        1,776,331          781,894
                                                            ------------     ------------

              Total Assets ............................     $363,302,107     $317,874,041
                                                            ============     ============

     Liabilities and Net Worth
Liabilities:
    Savings deposits ..................................     $238,636,037     $234,275,620
    Federal Home Loan Bank advances ...................       83,700,000       56,650,000
    Reverse repurchase agreements .....................        1,463,809          493,133
    Advance deposits by borrowers for
      taxes and insurance .............................        2,728,744        1,316,683
    Accrued interest on savings and
      other deposits ..................................          113,789          176,914
    Accrued interest on guaranteed preferred beneficial
       interest in subordinated debt ..................          134,163              -0-
    Accrued income taxes payable ......................          651,422              -0-
    Other accrued expenses and sundry liabilities .....        1,086,906        3,183,596
    Guaranteed preferred beneficial interest in
       subordinated debt (Note 8) .....................       10,250,000              -0-
                                                                             ------------

            Total Liabilities .........................      338,764,870      296,095,946
                                                            -------------      -------------

                            FIDELITY BANCORP, INC. AND SUBSIDIARIES
                               Statements of Financial Condition


                                                       June 30, 1997    September 30, 1996
                                                       -------------      -------------
                                                        (Unaudited)
Stockholders' equity (Notes 4 and 5):
    Common stock, $0.01 par value per share;
      10,000,000 shares authorized; 1,549,846
      and 1,506,462 shares issued and outstanding,
      respectively ...............................            15,498             13,732
    Additional paid-in capital ...................        13,661,693         10,437,133
    Retained earnings - substantially restricted .        11,159,442         12,522,830
    Unrealized gain (loss) on securities
      available-for-sale .........................          (299,396)        (1,195,600)
                                                       -------------      -------------

    Total stockholders' equity ...................        24,537,237         21,778,095
                                                       -------------      -------------

Total Liabilities and Stockholders' Equity .......     $ 363,302,107      $ 317,874,041
                                                       =============      =============


                        See accompanying notes to financial statements.

                                       FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                           Statements of Income (Unaudited)


                                                              Three Months Ended               Nine Months Ended
                                                                    June 30,                        June 30,
                                                         ---------------------------     ---------------------------
                                                             1997            1996             1997           1996
                                                         -----------     -----------     -----------     -----------
Interest Income:
     Loans .........................................     $ 3,464,077     $ 2,992,309     $ 9,861,072     $ 8,320,947
     Mortgage-backed securities ....................       1,725,860       1,561,996       4,892,652       4,617,686
     Investment securities .........................         774,524         862,130       2,489,160       2,449,645
     Deposits with other institutions ..............           2,358           3,687           7,273          20,022
                                                         -----------     -----------     -----------     -----------
         Total interest income .....................       5,966,819       5,420,122      17,250,157      15,408,300
                                                         -----------     -----------     -----------     -----------

Interest Expense:
     Savings deposits ..............................       2,381,117       2,442,092       7,054,068       7,682,382
     Guaranteed preferred beneficial interest
            in subordinated debt (Note 8) ..........         137,064            --           137,064            --
      Borrowed funds ...............................         913,797         534,780       2,587,374       1,056,679
                                                         -----------     -----------     -----------     -----------

            Total interest expense .................       3,431,978       2,976,872       9,778,506       8,739,061
                                                         -----------     -----------     -----------     -----------

Net interest income before provision for loan losses       2,534,841       2,443,250       7,471,651       6,669,239
Provision for loan losses ..........................         130,000          90,000         365,000         180,000
                                                         -----------     -----------     -----------     -----------

Net interest income after provision for loan losses        2,404,841       2,353,250       7,106,651       6,489,239
                                                         -----------     -----------     -----------     -----------

Other income:
     Service fee income ............................          21,199          20,336          56,838          55,843
     Gain (loss) on sale of investment  and
         mortgage-backed securities, net ...........           6,402           9,617          26,924          26,620
     Gain on sale of loans .........................          10,845           3,360          16,131           8,912
     Other operating income ........................         183,607         161,226         530,580         453,034
                                                         -----------     -----------     -----------     -----------
         Total other income ........................         222,053         194,539         630,473         544,409
                                                         -----------     -----------     -----------     -----------

                                       FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                           Statements of Income (Unaudited)
                                                     (continued)


                                                              Three Months Ended               Nine Months Ended
                                                                    June 30,                        June 30,
                                                         ---------------------------     ---------------------------
                                                             1997            1996             1997           1996
                                                         -----------     -----------     -----------     -----------
Operating expenses:

     Compensation and employee benefits ............         924,137         813,916       2,687,124       2,403,590
     Occupancy and employee benefits ...............         150,516         139,552         439,021         418,049
     Depreciation and amortization .................         119,452         110,190         354,950         332,221
     Federal insurance premiums ....................          37,788         140,343          75,529         420,292
     Loss on real estate owned, net ................           3,820          66,689          36,366          88,142
     Amortization of intangibles ...................            --            66,022          44,015         198,067
     Other operating expenses ......................         374,425         330,632       1,130,020         973,994
                                                         -----------     -----------     -----------     -----------
         Total operating expenses ..................       1,610,138       1,667,344       4,767,025       4,834,355
                                                         -----------     -----------     -----------     -----------

Income before income tax provision .................       1,016,756         880,445       2,970,099       2,199,293

Income tax provision ...............................         361,000         263,000       1,054,000         646,000
                                                         -----------     -----------     -----------     -----------

Net income .........................................     $   655,756     $   617,445     $ 1,916,099     $ 1,553,293
                                                         ===========     ===========     ===========     ===========

Primary earnings per common share ..................     $      0.41     $      0.40     $      1.21     $      1.01
  (Notes 3&4)
Dividends per common share (Note 4) ................     $      0.09     $     0.066     $     0.254     $      .198



                                   See accompanying notes to financial statements

                                   FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                     Statements of Cash Flows (Unaudited)


                                                                                         Nine Months
                                                                                       Ended  June 30,
                                                                              ------------------------------
                                                                                   1997              1996
                                                                              ------------      ------------
Operating Activities:
     Net income: ........................................................     $  1,916,099      $  1,553,293
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses ......................................          365,000           180,000
         Depreciation and amortization ..................................          354,950           332,221
         Deferred loan fee amortization .................................         (122,567)         (221,021)
         Amortization of investment and mortgage-backed
          discounts/premiums, net .......................................          233,914           234,052
         Amortization of intangibles ....................................           44,015           198,067
         Net (gain) loss on sale of investment securities ...............          (57,078)          (10,344)
         Net (gain) loss on sale of mortgage-backed securities ..........           30,154           (16,276)
         Net (gain) loss  on sale of loans ..............................          (16,131)           (8,912)
         Origination of loans held-for-sale .............................         (552,300)         (134,400)
         Proceeds from sale of loans held-for-sale ......................          559,587           143,312
         (Increase) decrease in interest receivable .....................         (317,710)         (473,473)
         (Increase) decrease in deferred tax asset ......................          335,465          (858,332)
         Increase (decrease) in accrued income taxes ....................          975,836                (1)
         Increase (decrease) in interest payable ........................           71,038          (130,510)
         SAIF assessment ................................................       (1,530,357)              -0-
         Other changes, net .............................................       (1,868,309)        2,465,552
                                                                              ------------      ------------

        Net cash provided (used) by operating activities ................          421,606         3,253,228
                                                                              ------------      ------------

                                   FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                     Statements of Cash Flows (Unaudited)
                                                 (continued)


                                                                                         Nine Months
                                                                                       Ended  June 30,
                                                                              ------------------------------
                                                                                   1997              1996
                                                                              ------------      ------------
Investing Activities:

     Proceeds from sales of investment securities available-for-sale ....       15,191,701         5,555,628
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale ........................        2,000,000         5,000,000
     Purchases of investment securities available-for-sale ..............       (8,011,432)      (24,504,255)
     Proceeds from sales of mortgage-backed securities available-for-sale        8,587,846         5,505,078
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale ............................        5,680,380         5,200,000
     Purchases of mortgage-backed securities available-for-sale .........      (38,894,762)      (12,289,521)
     Proceeds from maturities and principal repayments of investment
        securities held-to-maturity .....................................        1,407,719         1,483,769
     Purchases of investment securities held-to-maturity ................       (2,625,000)              -0-
     Proceeds from principal repayments of mortgage-backed
        securities held to maturity .....................................        3,762,971         5,121,233
     Purchases of mortgage-backed securities held-to-maturity ...........       (5,052,500)          (33,165)
     Principal repayments on first mortgage loans .......................       11,964,110        11,159,662
     Principal repayments on other loans ................................       15,345,122        12,573,125
     First mortgage loans originated and disbursed ......................      (25,866,520)      (26,014,505)
     Other loans originated .............................................      (27,458,872)      (23,535,958)
     Proceeds from sale of other loans ..................................          318,999           521,127
     Additions to office premises and equipment .........................         (529,162)         (185,339)
                                                                              ------------      ------------

  Net cash provided (used) by investing activities ......................      (44,179,400)      (34,443,121)
                                                                              ------------      ------------

                                   FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                     Statements of Cash Flows (Unaudited)
                                                 (continued)


                                                                             Nine Months Ended June 30,
                                                                       -----------------------------------
                                                                             1997                 1996
                                                                       --------------      ---------------
Financing Activities:
Net increase (decrease) in savings deposits .....................           4,360,417           (4,056,495)
Increase in advance payments by borrowers for taxes and insurance           1,412,061            1,495,332
Increase (decrease) in reverse repurchase agreements ............             970,676           (4,205,716)
FHLB advance repayments .........................................      (1,165,525,000)        (881,975,000)
FHLB advances ...................................................       1,192,575,000          924,975,000
Cash dividends paid .............................................            (376,038)            (300,090)
Stock options exercised .........................................             266,023               42,611
Proceeds from sale of stock .....................................              56,854               40,397
Proceeds from guaranteed preferred beneficial interest in
  subordinated debt .............................................          10,250,000                   -0-
                                                                       --------------      ---------------
Net cash provided (used) by financing activities ................          43,989,993           36,016,039
                                                                       --------------      ---------------

Increase (decrease) in cash and cash equivalents ................             232,199            4,826,146

Cash and cash equivalents at beginning of period ................           4,762,098            5,043,480
                                                                      ---------------      ---------------

Cash and cash equivalents at end of period ......................     $     4,994,297      $     9,869,626
                                                                      ===============      ===============


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings .....................     $     9,537,427      $     8,825,394
  Income taxes ..................................................     $        77,953      $       650,000
                                                                      ---------------      ---------------
Transfer of investment and mortgage-backed securities from
   investment to available-for-sale .............................     $            -0-     $    61,864,252
                                                                      ---------------      ---------------
Transfer of loan to REO .........................................     $       119,541      $            -0-
                                                                      ---------------      ---------------


                                               FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                            Statement of Changes in Stockholders' Equity



                                                                   Additional                      Unrealised Gain/
                                                   Common           Paid-in         Retained     (Loss) on Securities
                                                   Stock            Capital          Earnings     Available-for-Sale       Total
                                              ------------      ------------      ------------      ------------      ------------


Balance at September 30, 1995 ...........     $     12,357      $  8,138,525      $ 13,788,652      $    192,792      $ 22,132,326
    Net income ..........................                                            1,553,293                           1,553,293
    Cash dividends paid .................                                             (297,682)                           (297,682)
    10% Stock Dividend on Common Stock ..            1,242         2,172,118        (2,173,360)                                  0
    Cash paid on stock dividend in lieu
          of fractional shares ..........                                               (2,408)                             (2,408)
    Effect of change in accounting
          for certain debt and equity
          securities at date of adoption,
          net of deferred taxes .........                                                               (539,414)         (539,414)
     Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes ........                                                             (1,385,336)       (1,385,336)
     Sale of stock ......................               24            40,373                                                40,397
     Stock options exercised ............               72            42,539                                          $     42,611
                                              ------------      ------------      ------------      ------------      ------------

Balance at June 30, 1996 ................     $     13,695      $ 10,393,555      $ 12,868,495      $ (1,731,958)     $ 21,543,787
                                              ============      ============      ============      ============      ============


Balance at September 30, 1996 ...........     $     13,732      $ 10,437,133      $ 12,522,830      $ (1,195,600)     $ 21,778,095
     Net income .........................                                            1,916,099                           1,916,099
     Cash dividends paid ................                                             (374,789)                           (374,789)
     10% Stock Dividend on Common Stock .            1,403         2,902,046        (2,903,449)
     Cash paid on stock dividend in lieu
          of fractional shares ..........                                               (1,249)                             (1,249)
     Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes ........                                                                896,204           896,204
     Sale of stock ......................               27            56,827                                                56,854
     Stock options exercised ............              336           265,687                                               266,023
                                              ------------      ------------      ------------      ------------      ------------

Balance at June 30, 1997 ................     $     15,498      $ 13,661,693      $ 11,159,442      $   (299,396)     $ 24,537,237
                                              ============      ============      ============      ============      ============

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES


                          Notes to Financial Statements
                                   (Unaudited)
                      September 30, 1996 and June 30, 1997


(1) Consolidation
The audited and unaudited consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended September 30, 1996. The results for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

(3) Earnings Per Share
Earnings per share for the three and nine months ended June 30, 1996 and 1997 are calculated by dividing net income by the weighted average number of common shares outstanding. Outstanding shares also include common stock equivalents which consist of certain outstanding stock options. The average number of shares outstanding (including common stock equivalents) for the three month periods ended June 30, 1996 and 1997 were 1,539,044 and 1,616,540, respectively. The average number of shares outstanding (including common stock equivalents) for the nine month periods ended June 30, 1996 and 1997 were 1,533,164 and 1,584,700, respectively. The average number of shares for the periods have been restated to reflect the 10% stock dividends discussed in Note 4.

In February 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 128, "Earnings per Share". FAS No. 128 provides revised reporting standards for earnings per share and is effective for financial statement periods ending after December 15, 1997, with earlier application not permitted. FAS No. 128 eliminates primary and fully diluted earnings per share disclosures and adds new disclosures of basic and diluted earnings per share. Had the Company applied FAS No. 128 to the accompanying consolidated financial statements, basic earnings per share would have been $.37 and $.42 for the three months ended June 30, 1996 and 1997, respectively, and $.94 and $1.25 for the nine months ended June 30, 1996 and 1997, respectively. Diluted earnings per share would have been $.36 and $.41 for the three months ended June 30, 1996 and 1997, respectively, and $.92 and $1.20 for the nine months ended June 30, 1996 and 1997, respectively.

(4) Per share amounts have been restated to give retroactive effect to the 10% common stock dividends declared by the Company's Board of Directors and paid on May 31, 1996 and May 28, 1997.

(5) Securities The Company accounts for investments in debt and equity securities in accordance with FAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available-for-sale are reported as a separate component of equity. Unrealized losses of $299,000, net of tax, on investments classified as available-for-sale is recorded as a separate component of equity at June 30, 1997.

(6) Loans Receivable

         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                       June 30,      September 30,
                                                         1997            1996
                                                     ---------        ---------
First mortgage loans:
         Conventional:
                  1-4 family dwellings .......       $  94,795        $  80,186
                  Multi-family dwellings .....           4,507            4,435
         Commercial ..........................          19,766           19,112
         Construction ........................           6,209            7,645
                                                     ---------        ---------
                                                       125,277          111,378
                                                     ---------        ---------
Less:
         Loans in process ....................          (4,998)          (4,109)
         Unearned discounts and fees .........            (840)            (960)
                                                     ---------        ---------
                                                       119,439          106,309
                                                     ---------        ---------
Installment loans:
         Home equity .........................          35,835           30,070
         Mobile home loans ...................             109              169
         Consumer loans ......................           2,517            2,479
         Other ...............................           3,022            3,064
                                                     ---------        ---------
                                                        41,483           35,782
                                                     ---------        ---------

Commercial business loans ....................          16,804           10,702
                                                     ---------        ---------

Less: Allowance for possible loan losses .....          (1,800)          (1,530)
                                                     ---------        ---------

         Loans receivable, net ...............       $ 175,926        $ 151,263
                                                     =========        =========

(7) Changes in the allowance for loan losses for the nine months ended June 30, 1997 and 1996 are as follows (dollar amounts in thousands):

                                                           1997            1996
                                                        -------         -------
Balance at beginning of the fiscal year ........        $ 1,530         $ 1,429
Provision for loan losses ......................            365             180
Charge-offs ....................................           (117)           (216)
Recoveries .....................................             22              78
                                                        -------         -------
Balance at June 30, ............................        $ 1,800         $ 1,471
                                                        =======         =======

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under FAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant shortfall in payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

Impairment losses are included in the provision for loan losses. FAS Nos. 114 and 118 do not apply to large groups of smaller balance, homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the following data.

At June 30, 1997, the recorded investment in loans that are considered to be impaired under FAS Nos. 114 was $753,000. Included in this amount is $753,000 of impaired loans for which the related allowance for credit losses is $66,000, and no impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the nine months ended June 30, 1997, was approximately $715,000. For the nine months ended June 30, 1997, the Company recognized no interest income on those impaired loans, using the cash basis of income recognition.

(8) On May 13, 1997, the Trust, a statutory business trust created under Delaware law that is a subsidiary of the Company, issued $10.25 million, 9.75% Preferred Securities ("Preferred Securities") with a stated value and liquidation preference of $10 per share. The Trust's obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities of the Trust, as well as proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $10.57 million of 9.75% Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of July 15, 2027, on or after July 15, 2002, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, specifically, a Tax Event, Investment Company Event or Capital Treatment Event as more fully defined in the FB Capital Trust Prospectus dated May 8, 1997, the Company may redeem in whole, but not in part, the Debentures prior to July 15, 2002. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed.

On July 17, 1997, on behalf of the Trust, the Company requested relief from the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission, exempting the Trust from the reporting requirements of the Securities Exchange Act of 1934. The Trust is a wholly-owned subsidiary of the Company, has no independent operations and issued securities that contained a full and unconditional guarantee of its parent, the Company.


                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1996 and June 30, 1997

Total assets of the Bank increased $45.4 million or 14.3% to $363.3 million at June 30, 1997 from $317.9 million at September 30, 1996. Significant changes in individual categories were increases in loans receivable of $24.7 million and mortgage-backed securities available-for-sale of $25.3 million, and decreases in investment securities available-for-sale of $8.8 million.

Total liabilities of the Bank increased by $42.7 million or 14.4% to $338.8 million at June 30, 1997 from $296.1 million at September 30, 1996. The increase reflects a $4.4 million increase in savings deposits, a $27.0 million increase in Federal Home Loan Bank advances outstanding as well as the issuance of $10.25 million of Preferred Securities.

Stockholders' equity increased $2.8 million or 12.7% to $24.5 million at June 30, 1997, compared to September 30, 1996. The net increase reflects net income for the nine month period ended June 30, 1997 of $1.9 million, proceeds from stock options exercised of $266,000, and proceeds from the Dividend Reinvestment Plan of $57,000, as well as a decrease in unrealized holding losses on securities available-for-sale of $896,000 and common stock cash dividends paid of $376,000.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented.

                                                      June 30,      September 30,
                                                        1997             1996
                                                     ----------      ----------
Non-accrual residential real
  estate loans (one-to-four-family) ............     $  172,000      $  567,000

Non-accrual construction, multi-family
  residential and commercial real estate loans .        753,000         134,000

Non-accrual installment and
  commercial business loans ....................         56,000         457,000
                                                     ----------      ----------

Total non-performing loans .....................     $  981,000      $1,158,000
                                                     ==========      ==========

Total non-performing loans as
  a percent of net loans receivable ............            .56%            .77%
                                                     ==========      ==========

Total real estate owned,
  net of related reserves ......................     $  120,000      $  370,000
                                                     ==========      ==========

Total non-performing loans and real estate
  owned as a percent of total assets ...........            .30%            .48%
                                                     ==========      ==========

Included in non-performing loans at June 30, 1997 are 4 single-family residential real estate loans totaling $172,000, one commercial real estate loan in the amount of $753,000, and 18 installment and credit card loans totaling $56,000. Of the 4 non-performing single-family residential real estate loans, the largest amounted to $76,000. The commercial real estate loan is on an office building located in Pittsburgh that is currently for sale. The 18 installment and credit card loans total $56,000 and consist of various secured and unsecured consumer loans.

At June 30, 1997, the Bank had an allowance for possible loan losses of $1.8 million or 1.02% of net loans receivable, as compared to an allowance of $1.5 million or 1.01% of net loans receivable at September 30, 1996. The allowance for possible loan losses equaled 183.4% of non-performing loans at June 30, 1997.

Management has evaluated these non-performing loans and the overall allowance for possible loan losses and is satisfied that the allowance for possible losses on loans at June 30, 1997 is adequate. In that regard, consideration was given to the increase in the level of the allowance from September 30, 1996 to June 30, 1997, as well as the coverage of non-performing loans the allowance provides at June 30, 1997.

Real estate owned at June 30, 1997 consists of one single-family residential property located in Pittsburgh, Pennsylvania totaling $120,000. The property is currently under an agreement of sale and management believes that the carrying value of the property at June 30, 1997 approximates the net realizable value of the property. However, while management uses the best information available to make such determinations, future adjustments may become necessary.


                       Comparison of Results of Operations
           for the Three and Nine Months Ended June 30, 1997 and 1996

Net Income

Net income for the three months ended June 30, 1997 was $656,000 compared to $617,000 for the same period in 1996, an increase of $38,000 or 6.2%. The increase reflects an increase in net interest income of $92,000 or 3.8%, an increase in other income of $28,000 or 14.1% and a decrease in operating expenses of $57,000 or 3.4%. Partially offsetting these factors was an increase in the provision for loan losses of $40,000 or 44.4% and an increase in the provision for income taxes of $98,000 or 37.3%.

Net income for the nine months ended June 30, 1997 was $1.9 million compared to $1.6 million for the same period in 1996, an increase of $363,000 or 23.4%. The increase reflects an increase in net interest income of $802,000 or 12.0%, an increase in other income of $86,000 or 15.8% and a decrease in operating expenses of $67,000 or 1.4%. Partially offsetting these factors were an increase in provision for possible loan losses of $185,000 or 102.8% and an increase in the provision for income taxes of $408,000 or 63.2%.

Interest Rate Spread

The Bank's interest rate spread, the difference between yields on interest-earning assets and the cost of funds, decreased to 2.94% in the three months ended June 30, 1997 from 3.29% in the same period in 1996. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                          Three Months Ended June 30,
                                                               1997           1996
                                                               ----           ----
Average yield on:
   Mortgage loans ..................................            8.05%         8.68%
   Mortgage-backed securities ......................            6.27          6.40
   Installment loans ...............................            8.50          7.99
   Commercial business loans .......................            9.20          9.57
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1) ............................            6.94          6.70
                                                                ----          ----
   Total interest-earning assets ...................            7.39          7.48
                                                                ----          ----

Average rates paid on:
   Savings deposits ................................            4.06          4.06
   Borrowed funds ..................................            5.68          4.88
                                                                ----          ----
   Total interest-bearing liabilities ..............            4.45          4.19
                                                                ----          ----

Average interest rate spread .......................            2.94%         3.29%
                                                                ====          ====

Net yield on interest-earning assets ...............            3.21%         3.47%
                                                                ====          ====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's interest rate spread decreased to 3.07% in the nine months ended June 30, 1997 from 3.11% in the same period in fiscal 1996. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                           Nine Months Ended June 30,
                                                               1997           1996
                                                               ----           ----
Average yield on:
   Mortgage loans ..................................            8.03%         8.36%
   Mortgage-backed securities ......................            6.28          6.27
   Installment loans ...............................            8.29          8.31
   Commercial business loans .......................            9.72          9.81
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1) ............................            7.02          6.99
                                                                ----          ----
   Total interest-earning assets ...................            7.39          7.40
                                                                ----          ----

Average rates paid on:
   Savings deposits ................................            4.03          4.23
   Borrowed funds ..................................            5.28          4.77
   Total interest-bearing liabilities ..............            4.31          4.29
                                                                ----          ----

Average interest rate spread .......................            3.07%         3.11%
                                                                ====          ====
Net yield on interest-earning assets ...............            3.27%         3.29%
                                                                ====          ====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income

Interest on loans increased $472,000 or 15.8% to $3.5 million for the three months ended June 30, 1997, compared to the same period in 1996. The increase is attributable to an increase in the average loan balance outstanding during the 1997 period, partially offset by a decrease in the yield earned on these assets in the 1997 period as compared to the same period in 1996.

Interest on loans increased $1.5 million or 18.5% to $9.9 million for the nine months ended June 30, 1997, compared to the same period in 1996. The increase is attributable to an increase in the average loan balance outstanding during the 1997 period, partially offset by a decrease in the yield earned on these assets in the fiscal 1997 period as compared to the same period in fiscal 1996.

Interest on mortgage-backed securities increased $164,000 or 10.5% to $1.7 million and $275,000 or 5.9% to $4.9 million for the three and nine month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase for both the three and nine month periods primarily reflects an increase in the average balance of mortgage-backed securities held in the 1997 periods. Partially offsetting this for the three month period ended June 30, 1997, as compared to the same period in the prior year was a decrease in the yield earned on the portfolio. Yields were essentially the same for the nine month periods in fiscal 1997 and 1996.

Interest on interest-earning deposits with other institutions and investment securities decreased $89,000 or 10.3% to $777,000 for the three month period ended June 30, 1997, as compared to the same period in 1996. The decrease reflects a decrease in the average balance of such securities and deposits, partially offset by an increase in the yield earned on these investments. For the nine month period ended June 30, 1997, interest on interest-earning deposits with other institutions and investment securities increased $27,000 or 1.1% to $2.5 million, as compared to the same period in the prior year. The increase primarily reflects an increase in the yield earned on these investments. The average balance of the investments was not significantly different between the periods.

Interest Expense

Interest on savings deposits decreased $61,000 or 2.5% to $2.4 million and $628,000 or 8.2% to $7.1 million for the three and nine month periods ended June 30, 1997, respectively, as compared to the same periods in fiscal 1996. The decrease for the three month period in fiscal 1997 as compared to fiscal 1996 primarily reflects a decrease in the average balance of deposits. The decrease for the nine month period in fiscal 1997, as compared to fiscal 1996, reflects both a decrease in the average balance of deposits, as well as a decrease in the average cost of deposits.

Interest on borrowed funds increased $379,000 or 70.9% to $914,000 and $1.5 million or 144.9% to $2.6 million for the three and nine month periods ended June 30, 1997, respectively, as compared to the same periods in fiscal 1996. The increases for both the three and nine month periods in fiscal 1997 as compared to fiscal 1996 primarily reflect an increase in the average balance of funds borrowed during the 1997 periods, as well as an increase in the average cost of borrowing during the 1997 periods. The Bank continued to rely on wholesale funding sources throughout fiscal 1997 to fund growth. These funding sources are primarily Federal Home Loan Bank of Pittsburgh advances.

Interest on guaranteed preferred beneficial interest in subordinated debt was $137,000 for both the three and nine month periods ended June 30, 1997. As discussed more fully in Note 8, the Preferred Securities were issued in May 1997. In view of this transaction, the Company may incur an increase in interest expense in future periods.

Net Interest Income Before Provision for Loan Losses

The Bank's net interest income before provision for loan losses increased $92,000 or 3.8% to $2.5 million for the three months ended June 30, 1997, as compared to the same period in 1996. The increase is primarily attributable to an increase in the ratio of interest-earning assets to interest-bearing liabilities in the 1997 period, partially offset by a decreased spread. Net interest income before provision for loan losses increased $802,000 or 12.0% to $7.5 million for the nine months ended June 30, 1997, as compared to the same period in fiscal 1996. The increase reflects an increase in the ratio of interest-earning assets to interest-bearing liabilities in the fiscal 1997 period, partially offset by a small decrease in the spread earned.

Provision for Loan Losses

The provision for loan losses increased $40,000 or 44.4% to $130,000 and $185,000 or 102.8% to $365,000 for the three and nine month periods ended June 30, 1997, respectively, as compared to the same periods in fiscal 1996. The provision for both years reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. The allowance for possible loan losses has increased from $1.5 million at June 30, 1996 to $1.8 million at June 30, 1997.

A monthly review is conducted by management to determine that the allowance for possible loan losses is adequate to absorb estimated loan losses. In determining the level of allowances for possible loan losses, consideration is given to general economic conditions, the diversification and size of the loan portfolio, historical loss experience, identified credit problems, delinquency levels and the adequacy of collateral. Although management believes that the current allowance for loan losses is adequate, future additions to the reserve may be necessary due to changes in economic conditions. In addition, various regulatory agencies review the adequacy of the allowance for loan losses as part of their examination process and may require additions to the allowance based on their judgment.

Other Income

Total non-interest or other income increased $28,000 or 14.1% to $222,000 and $86,000 or 15.8% to $630,000 for the three and nine month periods ended June 30, 1997, respectively, as compared to the same periods in fiscal 1996.

Service fee income, which includes late charges on loans, fees for loans serviced for others and other miscellaneous loan fees, increased $1,000 or 4.2% to $21,000 and $1,000 or 1.8% to $57,000 for the three and nine month periods ended June 30, 1997, respectively, as compared to the same periods in fiscal 1996. For both periods, the increase primarily represents increased fees related to commercial loans and lines of credit, partially offset by reduced late charges on loans.

Gain on the sale of investment and mortgage-backed securities decreased $3,000 or 33.4% for the three month period ended June 30, 1997, as compared to the same period in 1996. For the nine month periods ended June 30, 1997 and 1996, gains of $27,000 were recorded. All sales were made from the available-for-sale portfolio in the periods and were done to reflect current economic conditions and asset/liability management strategies, as well as changing market conditions.

Gain on sale of loans increased $7,000 or 222.7% and $7,000 or 81.0% to $11,000 and $16,000 for the three and nine month periods ended June 39, 1997, respectively, as compared to the same periods in the prior fiscal year. The Bank sells education loans to the Student Loan Marketing Association ("SLMA"). Such sales generally result in some gain or loss being realized and are being done to reduce the Bank's position in these loans, which are generally lower yielding and subject to extensive and costly government regulation. The Bank does not intend to originate additional student loans for its portfolio, except those that will be serviced by SLMA. Results generally reflect the timing of such sales. The volume of loans sold was slightly lower in the fiscal 1997 periods.

Other operating income includes miscellaneous sources of income which consist primarily of various fees related to checking accounts, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $22,000 or 13.4% to $184,000 and $78,000 or 17.1% to $531,000 for the three and nine month periods ended June 30, 1997, as compared to the same periods in fiscal 1996. The increase for both the three and nine month periods is primarily due to increases in checking account service charges and fees related to a debit card product the Bank introduced in fiscal 1996.

Other Expenses

Total operating expenses decreased $57,000 or 3.4% to $1.6 million and $67,000 or 1.4% to $4.8 million for the three and nine month periods ended June 30, 1997, respectively, as compared to the same period in fiscal 1996.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $110,000 or 13.5% to $924,000 and $284,000 or 11.8% to $2.7 million for the three and nine month periods ended June 30, 1997, respectively, compared to the same periods in fiscal 1996. Factors contributing to the increase for both periods were normal salary increases, higher bonuses awarded in fiscal 1997, expenses related to recruiting new employees, and an increase in the number of employees on the payroll, particularly related to lending operations. In addition, an increase in retirement and health care expenses was experienced.

Office occupancy and equipment expense increased $11,000 or 7.9% and $21,000 or 5.0% to $151,000 and $439,000 for the three and nine month periods ended June 30, 1997 and 1996, respectively, compared to the same periods in fiscal 1996. For both the three and nine month periods in fiscal 1997, as compared to the same period in the prior year, the main factor causing the increase was increased equipment maintenance expenditures.

Depreciation and amortization increased $9,000 or 8.4% to $119,000 and $23,000 or 6.8% to $355,000 for the three and nine month periods ended June 30, 1997, respectively, compared to the same periods in fiscal 1996. The results reflect the purchase of new equipment, primarily for back room operations and to upgrade existing systems, as well as depreciation on renovations completed at the Zelionople and Bloomfield branches of the Bank.

Federal insurance premiums decreased $103,000 or 73.1% to $38,000 and $345,000 or 82.0% to $76,000 for the three and nine month periods ended June 30, 1997, respectively, compared to the same periods in fiscal 1996. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the
ACT). Among other things, the Act imposed a one time special assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") designed to fully capitalize the SAIF to the level required by law. This special assessment was approximately $1.5 million for the Bank and was recorded as an expense in the year ended September 30, 1996, and was paid in November 1996. As a result of the payments by SAIF insured institutions, the FDIC subsequently determined that the SAIF was fully capitalized and that, for the quarter ended December 31, 1996, no deposit insurance premiums would be due from many institutions, including the Bank. For the periods beginning January 1, 1997, deposit insurance for well-capitalized SAIF insured institutions, including the Bank, were assessed at a rate of approximately $.0648 per hundred dollars of deposits. This compares to a rate of $.23 per hundred that was in effect prior to the recapitalization of SAIF.

Net loss on real estate owned was $4,000 for the three months ended June 30, 1997, as compared to a net loss of $67,000 in the comparable period in fiscal 1996. Net loss on real estate owned was $36,000 and $88,000 for the nine month periods ended June 30, 1997 and 1996, respectively. Results for the periods reflect the sale of property held as real estate owned. The higher fiscal 1996 losses primarily reflect the higher amounts expended to maintain and put into salable condition a single-family home that was sold in fiscal 1996. Similar expenditures have not been required in fiscal 1997.

Amortization of intangibles was zero for the three month period ended June 30, 1997, and $66,000 for the comparable period in fiscal 1996. Amortization of intangibles was $44,000 and $198,000 for the nine month periods ended June 30, 1997 and 1996, respectively. The intangibles generated by the three branch acquisitions that occurred in November 1991 were being amortized on a straight-line basis over five years. These intangibles were fully amortized in November 1996.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges, and other administrative expenses, increased $44,000 or 13.3% to $374,000 and $156,000 or 16.0% to $1.1
million for the three and nine month periods ended June 30, 1997, respectively, as compared to the same periods in fiscal 1996. Significant variations between both the three and nine month periods in fiscal 1997, as compared to fiscal 1996, include increases in automatic teller machine network fees, stationary and supplies, advertising and consulting fees, and Federal Reserve Bank service charges related to the Bank's implementation of check imaging.

Income Taxes

Income  taxes  increased  $98,000 or 37.3% to $361,000  and $408,000 or 63.2% to
$1.1 million for the three and nine month periods ended June 30, 1997, respectively, compared to the same periods in fiscal 1997. The increase in taxes for both the three and nine month periods results from an increase in taxable income, as well as an increase in the effective tax rate to 35.5% for both the three and nine month periods ended June 30, 1997, respectively, as compared to 29.9% and 29.4% for the comparable periods in the prior year. The increased effective tax rate primarily results from the Bank's increased pre-tax income as well as the sale of tax-free investments and the reinvestment of those proceeds into taxable instruments.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 1997, the Company had Tier 1 capital as a percentage of risk-weighted assets of 17.94% and total risk-based capital as a percentage of risk-weighted assets of 18.91%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total average assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At June 30, 1997, the Company had a Leverage Ratio of 9.81%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 1997, the Bank complied with the minimum leverage ratio having Tier 1 capital of 9.17% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 1997, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 18.30%.

A reconciliation of Stockholders' Equity for the Bank to Regulatory Capital is as follows:

Stockholder's equity at June 30, 1997 (1) .................          $31,258,379
Unrealized securities losses ..............................              272,880
                                                                     -----------
Tier 1 Capital at June 30, 1997 ...........................           31,531,259
Plus: Qualifying loan loss allowance ......................            1,800,192
                                                                     -----------
Total capital at June 30, 1997 ............................          $33,331,451
                                                                     ===========

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 032.

Liquidity

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 1997, the total of approved loan commitments amounted to $3.4 million. In addition, the Bank had $5.0 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $82.9 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

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

Item 2.  Changes in Securities
             None

Item 3.  Defaults Upon Senior Securities
             Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
          None

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K
         4.1      Form of Junior Subordinated Debenture*
         4.2      Form of Junior Subordinated Debenture Certificate
                  (included in Exhibit 4.1)*
         4.3      Form of Trust Agreement*
         4.4      Form of Amended and Restated Trust Agreement*
         4.5      Form of Preferred Security (included in Exhibit 4.4)*
         4.6      Form of Guarantee*
         27       Financial Data Schedule (electronic data filing only)

                  *Incorporated by reference to the registrant's Registration
                   Statement on Form S-1, file number 333-24509 and 333-24509-1

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    FIDELITY SAVINGS BANK



Date:  August 1, 1997                        By:    /s/ William L. Windisch
                                                    -----------------------
                                                    William L. Windisch
                                                    President and
                                                    Chief Executive Officer


Date:  August 1, 1997                        By:    /s/ Richard G. Spencer
                                                    ----------------------
                                                    Richard G. Spencer
                                                    Vice President and
                                                    Chief Financial Officer