Form 10KSB
period 1997-09-30
FIDELITY BANCORP INC
filed 1997-12-29
CIK 769207

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                      ---

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 (NO FEE REQUIRED)

      For the fiscal year ended September 30, 1997

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

State the issuer's revenues for its most recent fiscal year:  $24,845,000

As of December 12, 1997, the aggregate market value of the 1,359,907 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 199,540 shares held by all directors of the Registrant and executive officers of the Registrant and its subsidiaries as a group (excluding the effects of unexercised stock options), was $37.4 million. This figure is based on the last sale price of $27.50 per share of the Registrant's Common Stock on December 12, 1997, as reported in The Wall Street Journal on December 15, 1997. Although directors of the Registrant and executive officers of the Registrant and its subsidiaries were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of December 12, 1997:  1,559,447

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No  [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE
          The following documents are incorporated herein by reference:

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1997 are incorporated by reference into Part II, Items 5-8 and Part III,
Item 13 of this Form 10-KSB.

(2) Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 3, 1998 are incorporated by reference into
Part III, Item 9-12 of this Form 10-KSB.

Item 1.  Description of Business

On August 19, 1993, Fidelity Bank, PaSB ("Fidelity" or the "Bank") consummated its reorganization into the holding company form of organization (the "Reorganization") and thereby became a wholly owned subsidiary of Fidelity Bancorp, Inc. (the "Company"), which had previously been a wholly owned subsidiary of the Bank. The Reorganization was effected by means of a merger of Fidelity Interim Savings Bank, a Pennsylvania-chartered stock savings bank which was wholly owned by the Company ("Interim"), with and into the Bank pursuant to an Agreement and Plan of Reorganization between the Company, the Bank and Interim, dated November 25, 1992.

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

The common stock of the Company has been registered with the Securities and Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act of 1934 and has been substituted for the common stock of the Bank on the National Association of Securities Dealers Automated Quotation National Market System under the symbol "FSBI".

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

The Company's other subsidiary is FB Capital Trust (the "Trust"), a statutory business trust incorporated in Delaware. The Trust was created on May 13, 1997 to issue $10.25 million of 9.75% Preferred Securities, which are fully and unconditionally guaranteed by the Company.

At September 30, 1997, the Company had total assets of $381.0 million, savings deposits of $244.2 million and stockholders' equity of $25.9 million. The Bank's principal business consists of attracting deposits from the general public through its home office and branch offices and investing such deposits primarily in single-family (one-to-four family) residential loans, mortgage-backed securities and, to a lesser extent, commercial real estate loans in the Bank's primary market area. In recent years, the Bank has also been an active originator of home equity and consumer loans and has originated loans to small businesses in its immediate market area.

The Bank's earnings have historically depended primarily on its level of net interest income, which is determined by the difference between the yield earned on its loans, investment and mortgage-backed securities and other interest-earning assets and the rate paid on its deposits and borrowings. In recent years, Fidelity has sought to improve profitability by (i) emphasizing the origination and purchase of interest-rate sensitive assets and assets with short-term maturities; and (ii) developing a long-range asset and liability management strategy to reduce the imbalance between the Bank's interest-earning assets and its interest-bearing liabilities with short-term maturities. The Bank has emphasized the origination of adjustable-rate mortgage loans and home equity, consumer and commercial business loans, because such loans traditionally have shorter terms to maturity. The Bank's Board of Directors has also adopted written management and investment policies, formulated with the cooperation of its senior officers, to implement portions of the Bank's assets and liability management strategy.

As a result of the Bank's actions, the amount by which the Bank's interest-bearing liabilities that mature or reprice within one year exceed its interest-earning assets with similar characteristics equaled $44.4 million or 11.6% of total assets at September 30, 1997. This negative gap position has decreased on a percentage basis from September 30, 1996, when the Bank's interest-bearing liabilities that matured or repriced within one year exceeded its interest-earning assets with similar characteristics by $54.0 million or 17.0% of total assets, and the Bank believes that its current gap position is appropriate for the current interest rate environment. Adjustable-rate mortgage loans amounted to 31.3%, 20.7%, and 68.2% of the Bank's originations of mortgage loans in fiscal 1997, 1996, and 1995 respectively. The origination of adjustable-rate mortgage loans has been emphasized in recent years. The Bank also is emphasizing the origination of home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of property improvement). In recent years, the Bank has also been an active originator of consumer loans and has increased its commercial business lending. These home equity, consumer and commercial business loans generally have shorter maturities and higher interest rates than residential mortgage loans. The Bank continues to offer long-term, fixed-rate residential mortgage loans, but generally only under terms, conditions, and documentation which permit the sale of a portion of such loans in the secondary market. In fiscal 1992, the Bank began selling a portion of these loans to the Federal National Mortgage Association ("FNMA"), although it has not sold any such loans to FNMA in fiscal 1997, 1996, or 1995.

Customer savings deposits with Fidelity are insured by the SAIF to the maximum extent provided by law and the Bank is now, following its charter conversion, subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking ("Department"). Fidelity is also a member of the Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh" or "FHLB"), which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

The Company's executive office is located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237, and its telephone number is (412) 367-3300.

Lending Activities

Loan Portfolio Composition. At September 30, 1997, Fidelity's net loan portfolio totaled $182.9 million, representing approximately 48.0% of its $381.0 million of total assets at that date. The Bank's loan portfolio at September 30, 1997 primarily consisted of conventional residential mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). At September 30, 1997, $105.9 million or 55.9% and $23.5 million or 12.4% of its total loan portfolio consisted of conventional residential mortgage loans (including $4.1 million in loans for the construction of one-to-four family dwellings) and commercial real estate loans, (including $3.6 million in loans for the construction of commercial properties), respectively. In addition, at September 30, 1997, the Bank had $43.1 million or 22.8% of its total loan portfolio invested in installment loans, and $16.9 million or 8.9% of its total loan portfolio invested in commercial business loans.

The following table sets forth information concerning Fidelity Bank's loan portfolio by type at the dates indicated.

                                                                            As of September 30,
                                                  -----------------------------------------------------------------------
                                                         1997                       1996                      1995
                                                  -----------------          ----------------          ----------------
                                                  Amount          %          Amount         %          Amount         %
                                                  ------         --          ------        --          ------        --
                                                                        (Dollars in Thousands)
Real estate loans:
  Residential:
     Single-family (one-to-four units)           $ 97,698      51.6%       $ 80,186      50.8%       $ 60,160      47.4%
     Multi-family (over four units)                 4,165       2.2           4,435       2.8           5,156       4.1
  Construction                                      7,614       4.0           7,645       4.8           6,911       5.4
  Commercial                                       19,976      10.5          19,112      12.1          20,102      15.8
                                                 --------     -----        --------      ----        --------      ----
      Total real estate loans                     129,453      68.3         111,378      70.5          92,329      72.7
Installment loans                                  43,081      22.8          35,782      22.7          28,421      22.4
Commercial business loans                          16,873       8.9          10,702       6.8           6,186       4.9
                                                 --------     -----        --------      ----        --------      ----
  Total loans receivable                          189,407     100.0%        157,862     100.0%        126,936     100.0%
                                                              ======                    ======                    =====


Less:
  Loans in process                                 (3,695)                   (4,109)                   (3,664)
  Unamortized premiums, discounts and
    deferred loan fees                               (912)                     (960)                     (939)
  Allowance for possible loan losses               (1,931)                   (1,530)                   (1,429)
                                                  -------                  --------                  --------
    Net loans receivable                         $182,869                  $151,263                  $120,904
                                                 ========                  ========                  ========

                                                           As of September 30,
                                                  -----------------------------------------
                                                         1994                   1993
                                                  ----------------        -----------------
                                                  Amount         %        Amount        %
                                                  ------        --        ------       --
                                                            (Dollars in Thousands)
Real estate loans:
  Residential:
     Single-family (one-to-four units)          $ 61,570       52.7%     $ 66,083     59.2%
     Multi-family (over four units)                5,664        4.9         5,295      4.8
  Construction                                     5,595        4.8         4,904      4.4
  Commercial                                      17,032       14.6        15,532     13.9
                                                --------       ----       -------     ----
      Total real estate loans                     89,861       77.0        91,814     82.3
Installment loans                                 22,992       19.7        16,276     14.6
Commercial business loans                          3,918        3.3         3,451      3.1
                                                --------       ----      --------     ----
  Total loans receivable                         116,771      100.0%      111,541    100.0%
                                                              =====                  =====


Less:
  Loans in process                                (1,843)                  (2,772)
  Unamortized premiums, discounts and
    deferred loan fees                              (947)                  (1,062)
  Allowance for possible loan losses              (1,334)                  (1,122)
                                                --------                 --------
    Net loans receivable                        $112,647                 $106,585
                                                ========                 ========

Contractual   Maturities.   The  following  table  sets  forth  the  contractual
maturities of the total loans receivable of Fidelity Bank as of September 30, 1997 by categories of loans.

                                                                                           Contractual Maturities Due
                                                                                          in Year(s) Ended September 30,
                                       Balance Outstanding at                                           1999-               After
                                         September 30, 1997                          1998               2002                2002
                                       ----------------------                        ----               ----                ----
                                                                  (In Thousands)
Real estate loans:
  Residential                                 $101,863                             $ 2,296             $ 3,853            $ 95,714
  Commercial                                    19,976                               2,186               3,870              13,920
  Construction                                   7,614                               1,789               2,680               3,145
Installment loans                               43,081                                 389              18,997              23,695
Commercial business loans                       16,873                                 390               6,295              10,188
                                              --------                             -------             -------            --------
       Total (1)                              $189,407                             $ 7,050             $35,695            $146,662
                                              ========                             =======             =======            ========
-------------------

(1) Of the $182.4 million of principal repayments contractually due after September 30, 1998, $134.1 million have fixed rates of interest and $48.3 million have adjustable or floating rates of interest.

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

Origination, Purchase and Sale of Loans. As a Pennsylvania-chartered savings institution, Fidelity Savings Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide authority, it has been the Bank's policy to concentrate its lending activities in its immediate market area. As a result, over 95% of the mortgage loans originated by the Bank are secured by real estate located in Allegheny County and adjacent Pennsylvania counties. Generally, the Bank has departed from this policy to purchase loans only when overall demand is low in its immediate market area or when it has needed to supplement its adjustable-rate mortgage ("ARM") loan portfolio. The Bank reviews all such loans to ensure each meets the same underwriting standards that Fidelity applies to loans it originates. The Bank did not purchase any loans during fiscal 1997, 1996, or 1995.

Applications for all types of loans are taken at the Bank's home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee, consisting of the President, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Lending Officer, to approve first mortgage, home equity, secured consumer, unsecured consumer and commercial loans up to $500,000, $200,000, $75,000, $50,000, and $400,000, respectively. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank's President to approve first mortgage, home equity, secured consumer, unsecured consumer and commercial loans up to $175,000, $100,000, $75,000, $50,000, and $125,000, respectively.
The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President of the Bank has delegated to the Executive Vice President and Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $50,000, $50,000, and $15,000, respectively; to approve first mortgage one-to-four family loans up to $175,000, with a loan-to-value of 65% or less; to approve home equity loans up to $100,000 if the amount of the loan is not in excess of 80% of the equity; to approve commercial loans up to $100,000; to approve education loans up to levels approved by the Pennsylvania Higher Education Assistance Agency; and to approve credit cards and checking account overdraft protection loans that conform to the parameters of the program.

Historically, Fidelity originated mortgage loans for inclusion in its loan portfolio and not for sale in the secondary market. In fiscal 1992, the Bank began selling some fixed-rate mortgage loans to FNMA. Mortgage loans generally are originated under terms, conditions and documentation which permit such sale. The Bank has not sold loans to FNMA in fiscal 1997, 1996, or 1995, however, preferring to retain the loans in its portfolio as part of its effort to increase the overall size of the loan portfolio.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                Fiscal Year Ended September 30,
                                           -------------------------------------
                                              1997         1996           1995
                                           --------      --------      --------
                                                      (In Thousands)
Real estate loan originations
   Residential:
       Single-family .................     $ 32,518      $ 31,411      $ 12,195
       Multi-family ..................          470           134           454
       Commercial ....................        2,763         2,893         4,613
                                           --------      --------      --------
         Total real estate
           loan originations .........     $ 35,751        34,438        17,262
Installment loan originations ........       22,837        20,411        14,116
Commercial business loan
   originations ......................       12,620         9,402         5,582
                                           --------      --------      --------
         Total loan originations .....     $ 71,208        64,251        36,960
Principal repayments on loans ........       38,279        32,142        24,284
Sales of residential loans ...........          814           134           361
Sales of education loans .............          585         1,042         1,649
                                           --------      --------      --------
   Total principal repayments
         and sales of loans ..........       39,678        33,318        26,294
                                           --------      --------      --------
Change in loans in process ...........          414          (445)       (1,821)
Change in deferred loan fees .........           48           (21)            8
Change in allowance for possible
   loan losses .......................         (401)         (101)          (95)
Other changes, net ...................           15            (7)         (501)
                                           --------      --------      --------
Net increase (decrease) in loans .....     $ 31,606      $ 30,359      $  8,257
                                           ========      ========      ========

Real Estate Lending. The Bank concentrates its lending activities on the origination of loans and purchase of loan participations secured primarily by first mortgage liens on existing single-family residences. At September 30, 1997, $101.8 million or 53.7% of the Bank's total loan portfolio consisted of such loans (including $4.1 million of residential construction loans).

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

Adjustable-rate mortgage loans comprised approximately 31.3%, 20.7% and 68.2% of the total originations of mortgage loans by the Bank in fiscal 1997, 1996, and 1995, respectively, and amounted to approximately $38.5 million or 29.7% of the Bank's portfolio of mortgage loans at September 30, 1997.

The Bank continues to originate fixed-rate loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of a portion of these loans in the secondary market. The Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 1997, approximately $91.0 million or 70.3% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average life of such loans.

The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $214,600 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. While the Bank also originates residential mortgage loans in amounts over $214,600, such loans generally have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

The Bank also, in recent years, has developed single-family residential mortgage loan programs targeted to the economically disadvantaged and minorities in the Bank's primary lending area. Under the programs, the Bank will lend up to 97% of the appraised value of the property securing the loan as well as reducing the closing costs the borrower is normally required to pay. The Bank does not believe that these loans pose a significantly greater risk of non-performance than similar single-family residential mortgage loans underwritten using the Bank's normal criteria.

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

In addition to loans secured by single-family residential real estate, Fidelity also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 1997, $27.7 million or 14.6% of the Bank's total loan portfolio consisted of commercial real estate and multi-family residential real estate loans (including $3.6 million of commercial construction loans).

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

The Bank, to a limited extent, also engages in loans to finance the construction of one-to-four family dwellings. This activity is generally limited to individual units and may, to a limited degree, include speculative construction by developers. The inspections, for approval of payment vouchers, are performed by Bank personnel and are based on stages of completion. Applications for construction loans primarily are received from former borrowers and builders who have worked with Fidelity Savings in the past. At September 30, 1997, the Bank had 23 construction projects of this type in process. In addition, the Bank also engages in loans to finance the construction of commercial properties. At September 30, 1997, the Bank had three construction projects of this type in process.

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

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") applied the loans-to-one borrower limit applicable to national banks to all loans made by savings associations, and a subsequently adopted FDIC regulation applied this limit to state-chartered savings banks such as Fidelity. The regulation generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1997, the Bank's limit on loans-to-one borrower was $4.9 million, and the Bank's largest loan or group of loans-to-one borrower, including related entities, aggregated $2.4 million. This represents a commercial mortgage, secured by five mobile home parks located in Allegheny, Beaver and Butler counties with an appraised value of $3.3 million in 1994. The loan is current and performing at September 30, 1997.

Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans.

Home equity loans amounted to $37.3 million or 86.5% of the Bank's total installment loan portfolio at September 30, 1997. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed rates for terms of up to 15 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 1997, these loans amounted to $2.6 million, which represented 6.0% of the Bank's total installment loan portfolio. At September 30, 1997, motor vehicle loans amounted to $1.4 million and unsecured loans and loans secured by property other than real estate amounted to $1.2 million.

The Bank also makes other types of installment loans such as savings account loans, education loans, credit card loans and overdraft loans. At September 30, 1997, these loans amounted to $3.2 million or 7.3% of the total installment loan portfolio. That total consisted of $1.2 million of education loans, $848,000 of savings account loans, $833,000 of credit card loans and $309,000 of overdraft loans.

Consumer, credit card and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings. However, such loans generally provide a greater rate of return, and Fidelity underwrites the loans in conformity to standards adopted by its Board of Directors.

Commercial Business Loans: Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At September 30, 1997, these loans amounted to $16.9 million or 8.9% of the total loan portfolio.

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

The Bank charges loan origination fees which are calculated as a percentage of the amount loaned. The fees received in connection with the origination of conventional, single-family, residential real estate loans have generally amounted to two to three points (one point being equivalent to 1% of the principal amount of the loan). In addition, the Bank typically receives fees of one or two points in connection with the origination of conventional, multi-family residential loans and commercial real estate loans. Loan fees and certain direct costs are deferred, and the net fee or cost is amortized into income using the interest method over the expected life of the loan. See Note 1 to the Consolidated Financial Statements contained in the 1997 Annual Report to Stockholders, which is included as Exhibit 13 hereto ("Annual Report").

The Bank also receives income from servicing loans which are owned by others. The amount of loans serviced by the Bank for others has decreased from $7.7 million at September 30, 1995 to $5.3 million at September 30, 1997.

Loans to Officers and Members of the Board of Directors. Certain officers and members of the Board of Directors were customers of, and had transactions with, the Bank in the ordinary course of business during the period from October 1, 1995 through September 30, 1997. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectability or present other unfavorable features.

Activity with respect to aggregate loans to officers and members of the Board of the Bank is as follows:

         Balance as of September 30, 1995                     $ 1,071
         New loans                                              1,905
         Repayments                                            (1,374)
                                                              -------

         Balance as of September 30, 1996                     $ 1,602
         New loans                                                157
         Repayments                                              (314)
                                                              -------

         Balance as of September 30, 1997                     $ 1,445
                                                              =======

Non-performing Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, Fidelity attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan exceeds 90 days and is not cured through Fidelity's normal collection procedures or an acceptable arrangement is not worked out with the borrower, Fidelity will normally institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure.

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

If foreclosure is effected, the property is sold at a public auction in which Fidelity may participate as a bidder. If Fidelity is the successful bidder, the acquired real estate is then included in Fidelity "real estate owned" account until it is sold. Although Fidelity is permitted to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines, it is the policy of Fidelity to provide such loans only in rare circumstances.

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

                                                                           September 30,

                                              1997           1996             1995              1994           1993
                                              ----           ----             ----              ----           ----
                                                                      (Dollars in Thousands)
Nonaccrual residential real estate
  loans (one-to-four family)                 $   94        $  567           $  227            $  574         $  550
Nonaccrual construction, multi-family
  residential and commercial real
  estate loans                                  751           134               --               621            562
Nonaccrual installment and commercial
  business loans                                271           457               85                87            178
                                             ------        ------           ------            ------         ------

Total non-performing loans                   $1,116        $1,158           $  312            $1,282         $1,290
                                             ======        ======           ======            ======         ======
Total nonperforming loans as a percent
  of total loans receivable                    .59%          .73%             .25%             1.10%          1.16%
                                             ======        ======           ======            ======         ======
Total real estate owned, net of
  related reserves                           $   --        $  370           $1,062            $  455         $  339
                                             ======        ======           ======            ======         ======
Total nonperforming loans and real
  estate owned as a percent of total
  assets                                       .29%          .48%             .49%              .63%           .63%
                                             ======        ======           ======            ======         ======

At September 30, 1997, non-accrual loans consisted of two 1-4 family residential real estate loans totaling $94,000, one commercial real estate loan totaling $751,000, five installment loans totaling $12,000, one commercial business loan totaling $250,000, and seven credit card accounts totaling $9,000.

The Bank currently has no real estate owned.

The following table set forth an analysis of the Bank's allowance for loan losses.

                                                                       Year Ended September 30,
                                           --------------------------------------------------------------------------
                                            1997             1996             1995              1994            1993
                                            ----             ----             ----              ----            ----
                                                                   (Dollars in Thousands)

Balance at beginning of period             $1,530           $1,429           $1,334            $1,122         $   980

Provision charged to operations               500              270              230               360             655
                                           ------           ------           ------            ------          ------

Charge-offs:
  Residential real estate                      49              149              230               116             157
  Installment                                  71               44               29                40              27
  Commercial                                    3               78              116                 3             340
Recoveries:
  Residential real estate                      --               55              120                --              --
  Installment                                   8               10               11                 6               7
  Commercial                                   16               37              109                 5               4
                                           ------           ------           ------            ------          ------

Net charge-off                                 99              169              135               148             513
                                           ------           ------           ------            ------          ------

Balance at end of period                   $1,931           $1,530           $1,429            $1,334          $1,122
                                           ======           ======           ======            ======          ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period              .06%             .12%             .11%              .14%            .46%
                                           ======           ======           ======            ======          ======

The following table shows the amount of the Bank's allowance for loan losses attributable to each category of loan indicated and the percent of loans in each category to total loans, at each of the dates indicated.

                                                                       At September 30,
                              ------------------------------------------------------------------------------------------------------

                                   1997                 1996                  1995                  1994                   1993
                              --------------     ----------------      ----------------      --------------       ------------------
                              Amount     %       Amount        %       Amount         %      Amount       %        Amount        %
                              ------     -       ------       --       ------        --      ------      --        ------       --
                                                                    (Dollars in Thousands)
Residential real estate
  loans .................      707     53.8      $  443      53.6%     $  385      51.5%     $  354      57.6%     $  269      64.0%

Commercial real estate
  loans .................      139      4.0         225      12.1         256      15.8         245      14.6         214      13.9

Construction loans ......       53     10.5          60       4.8          61       5.4          58       4.8          50       4.4

Installment loans .......      445     22.8         358      22.7         332      22.4         340      19.7         364      14.6

Commercial business loans      587      8.9         444       6.8         395       4.9         337       3.3         225       3.1
                            ------    -----      ------     -----      ------     -----      ------     -----      ------     -----

         Total ..........   $1,931      100%     $1,530     100.0%     $1,429     100.0%     $1,334     100.0%     $1,122     100.0%
                            ======     =====     ======     =====      ======     =====      ======     =====      ======     =====

Management establishes both allowances for estimated losses on delinquent loans when it determines that losses are anticipated to be incurred and general loan loss allowances for potential future delinquent loans. In determining the appropriate level of allowances for possible losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. For the year ended September 30, 1997, the Bank recorded provisions for loan losses of $500,000. At September 30, 1997, the Bank had an allowance for possible loan losses of $1.9 million or 1.06% of net loans receivable. The allowance for possible loan losses was 173.0% of total non-performing loans at that date.

Management also establishes specific allowances for estimated losses on real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At September 30, 1997, the Bank had no allowances for estimated losses on real estate owned recorded since it had no real estate owned.

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

The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principals, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. Mortgage-backed securities held-to-maturity increased $2.8 million or 8.9% to $34.1 million at September 30, 1997 from $31.3 million at September 30, 1996. During fiscal 1997, the Bank purchased $8.1 million of mortgage-backed securities held-to-maturity, of which $2.0 million were adjustable-rate. The Bank did not sell any mortgage-backed securities held-to-maturity in fiscal 1997.

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

Mortgage-backed securities available-for-sale were $93.9 and $62.5 million at September 30, 1997 and 1996, respectively. These securities may be held for indefinite periods of time and are generally used as part of the Bank's asset/liability management strategy. These securities may be sold in response to changes in interest rates, prepayment rates or to meet liquidity needs. During fiscal 1996, the Bank purchased $47.0 million of these securities and sold $8.6 million. Sales of these securities in fiscal 1997 resulted in a pretax loss of $30,000.

The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                       September 30,
                                           -------------------------------------
                                             1997          1996           1995
                                           -------        -------        -------
                                                     (In Thousands)
Mortgage-backed securities
  held-to-maturity:
GNMA ..............................        $    42        $    55        $ 3,135
FNMA ..............................          9,167         10,556         40,330
FHLMC .............................         13,977         16,734         23,440
FNMA Remic ........................           --             --              335
FHLMC Remic .......................          8,125            248         18,443
Other .............................        $ 2,754        $ 3,682        $ 6,641
                                           -------        -------        -------
  Total ...........................        $34,065        $31,275        $92,324
                                           =======        =======        =======
Mortgage-backed securities
  available-for-sale:
GNMA ..............................        $26,954        $ 7,011        $  --
FNMA ..............................         18,165         25,072          3,559
FHLMC .............................         10,751         11,608          5,009
FNMA Remic ........................         18,958         15,264            634
FHLMC Remic .......................         17,582          5,059           --
Other .............................          1,680           --             --
                                           -------        -------        -------
  Total ...........................        $94,090        $64,014        $ 9,202
                                           =======        =======        =======


Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 1997 is presented below.

                                     Amounts at September 30, 1997 Which Mature In
                              ---------------------------------------------------------
                                                     After Five
                              One Year After One to       to        Over 10
                              or Less   Five Years     10 Years      Years      Total
                              -------   ----------     --------      -----      -----
                                               (Dollars in Thousands)
Mortgaged-backed securites
  held-to-maturity:
GNMA .....................     $ --       $     4      $    38      $  --        $    42
FNMA .....................       --          --          3,223        5,944        9,167
FHLMC ....................       --           915          369       12,693       13,977
FHLMC Remic ..............       --          --            166        7,959        8,125
Other ....................       --          --           --          2,754        2,754
                               ------     -------      -------      -------      -------
  Total ..................     $ --       $   919      $ 3,796      $29,350      $34,065
                               ======     =======      =======      =======      =======
Weighted average yield ...     --%           7.15%     $  6.38%        6.57%        6.57%
                               ======     =======      =======      =======      =======
Mortgaged-backed securites
  available-for-sale:
GNMA .....................     $ --       $  --        $  --        $26,954      $26,954
FNMA .....................       --          --         11,881        6,284       18,165
FHLMC ....................       --         2,680         --          8,071       10,751
FNMA Remic ...............       --         4,492         --         14,466       18,958
FHLMC Remic ..............       --          --          5,043       12,539       17,582
Other ....................       --          --           --          1,680        1,680
                               ------     -------      -------      -------      -------
  Total ..................     $ --       $ 7,172      $16,924      $69,994      $94,090
                               ======     =======      =======      =======      =======
Weighted average yield ...       --          6.12%     $  5.59%        6.74%        6.48%
                               ======     =======      =======      =======      =======


For additional information relating to the Bank's mortgage-backed securities, see Notes 1, 4, and 5 of the Notes to the Consolidated Financial Statements.

As of September 30, 1997, there were no non-U.S. Government and U.S. Government agency mortgage-backed securities that exceeded ten percent of stockholders equity.

Investment Activities

Interest and dividends on investments historically have provided the Bank with its third largest source of revenue after interest on loans and mortgage-backed securities. At September 30, 1997, the Bank's investments amounted to $58.0 million, which includes $49.5 million available-for-sale, which represented 11.7% of total assets. Pursuant to Fidelity's investment policy, the Bank's investments include obligations issued or fully guaranteed by the United States government, certain federal agency obligations, FHLB stock and other specified investments.

It is the Bank's policy that investments are to be made with a primary consideration for safety and liquidity. Pursuant to this policy, the Bank invests only in government and government-guaranteed securities, federal funds, banker acceptances, A-rated commercial paper and corporate obligations, money market accounts, mutual funds, repurchase agreements, certain collateralized investments and FHLMC preferred stock. The Company, in addition to being able to invest in the same investments as the Bank, can also invest in equity securities.

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

The following tables set forth Fidelity's investment portfolio at carrying value at the dates indicated.

                                                   Available-for-sale
                                                   As of September 30,
                                           -------------------------------------
                                            1997          1996            1995
                                           -------        -------        -------
                                                       (In Thousands)
Investment securities:
  U.S. government and agency ......        $26,366         24,288         16,570

Obligations of state and
  political subdivisions ..........         15,874         24,676         10,700

Mutual funds(1) ...................          1,628          1,520          1,430
FHLB stock ........................          4,885          2,826          1,752
FHLMC preferred stock .............            518            381            388
Equity securities .................            187             64           --
                                           -------        -------        -------

     Total ........................        $49,458        $53,755        $30,893
                                           =======        =======        =======

(1) Consists of investment in the Federated Investors ARM Fund.

                                                     Held-to-maturity
                                                     As of September 30,
                                               1997          1996         1995
                                             -------       -------       -------
                                                       (In Thousands)
Investment securities:
   U.S. Government and agency ........       $ 5,998       $ 3,997       $ 6,997
Obligations of state and
   political subdivisions ............         1,625          --           6,227
Asset-backed securities ..............           918         1,404         2,052
                                             -------       -------       -------
                                             $ 8,541       $ 5,401       $15,276
                                             =======       =======       =======

The following tables set forth the carrying value, estimated market value, weighted average life and weighted average tax-equivalent yield of Fidelity's investment securities and interest-earning deposits with other institutions at September 30, 1997.

                                               Available-for-Sale

                                                            Weighted
                                 Amortized     Estimated     Average    Weighted
                                    Cost        Market        Life       Average
                                    Value       Value      (In Years)     Yield
                                    -----       -----      ----------     -----
                                              (Dollars In Thousands)
U.S. government and agency
  obligations                     $26,284      $26,366        6.94         6.75%

Obligations of state and
  political subdivisions           15,385       15,874       18.48         7.78

Mutual funds                        1,653        1,628          --         5.88

FHLMC preferred stock                 501          518          --         6.12

FHLB stock                          4,885        4,885          --         6.43

Equity securities                     148          187          --         2.83
                                  -------      -------                     ----

  Total investment securities      48,856       49,458                     6.91

Interest-earning deposits
  with other institutions             243          243          --         5.82
                                  -------      -------                     ----
Total investment securities
  and interest-earning
  deposits with other
  institutions                    $49,099      $49,701          --         6.90%
                                   ======       ======                     ====

                                                Held-to-Maturity

                                                           Weighted
                                              Estimated     Average     Weighted
                                  Carrying      Market        Life       Average
                                   Value        Value      (In Years)     Yield
                                   -----        -----      ----------     -----
                                                (Dollars In Thousands)
U.S. government and agency
  obligations                      $5,998       $5,989        8.11         6.70%

Obligations of state and
  political subdivisions            1,625        1,683       24.68         8.07

Asset-backed securities               918          926        6.83         7.38
                                   ------       ------       -----         ----

         Total                     $8,541       $8,598       11.13         7.03%
                                   ======       ======       =====         ====

At September 30, 1997, the Bank holds no securities of any issuer, the aggregate value of which exceeds ten percent of stockholders equity, other than U.S. Government and U.S. Government agency securities.

The following tables set forth the amount of each category of investment securities of Fidelity September 30, 1997 which mature during each of the periods indicated and the weighted average yield for each range of maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents.

                                                                              Available-for-Sale
                                                                Amounts At September 30, 1997 Which Mature In
                                         ------------------------------------------------------------------------------------------
                                                                  After One Year           After Five Years
                                         One Year of Less        Through Five Years        Through Ten Years        After Ten Years
                                         ----------------        ------------------        -----------------        ---------------
                                                   Weighted                Weighted                Weighted                Weighted
                                                   Average                   Average                Average                 Average
                                         Amount     Yield        Amount      Yield        Amount     Yield     Amount       Yield
                                         ------     -----        ------      -----        ------     -----     ------       -----
                                                                            (Dollars in Thousands)
U.S. government and U.S. government
   agency obligations .............     $   997        5.29     $ 4,510        5.94%     $20,859       6.99       --        --

Obligations of state and political
   subdivisions ...................        --           --           --         --           --         --      15,874     7.78

Mutual funds ......................       1,628        5.88          --         --           --         --        --        --

FHLB stock ........................       4,885        6.43          --                      --         --        --        --


FHLMC preferred stock .............         518        6.12          --         --           --         --        --        --

Equity securities .................         187        2.83          --         --           --         --        --        --
                                        -------        ----      -------       ----      -------       ----      -------   ----

     Total ........................     $ 8,215        6.08%     $ 4,510        5.94%    $20,859       6.99%   $15,874     7.78%
                                        =======        ====      =======       ====      =======       ====    =======     ====

                                                                               Held-to-Maturity
                                                                Amounts At September 30, 1997 Which Mature In
                                         -------------------------------------------------------------------------------------------

                                                                     After One Year         After Five Years
                                           One Year of Less        Through Five Years       Through Ten Years       After Ten Years
                                         ---------------------   ---------------------     -----------------       -----------------
                                                     Weighted                Weighted                Weighted               Weighted
                                                     Average                 Average                  Average                Average
                                         Amount       Yield      Amount       Yield        Amount      Yield       Amount     Yield
                                         ---------------------   ---------------------     --------------------    -----------------
                                                                            (Dollars in Thousands)
U.S. government and U.S. government
   agency obligations .............       $  998       5.36%      $2,000       5.91%       $  --         --%        $3,000     7.67%

Obligations of state and political
  subdivisions ....................         --         --            --         --            --         --          1,625     8.07
Asset-backed securities ...........          260       7.50          --         --            658       7.34          --        --
                                          ------       ----       ------       ----        ------       ----        ------     ----

     Total ........................       $1,258       5.80%      $2,000       5.91%       $  658       7.34%       $4,625     7.81%
                                          ======       ====       ======       ====        ======       ====        ======     ====

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

Savings Deposits. The Bank's current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in terms from three months to ten years. Included among these savings deposit products are Individual Retirement Account ("IRA") certificates and Keogh Plan retirement certificates (collectively "retirement accounts"). The Bank offers preferred rates for certificates of deposit in denominations of $99,000 or more at terms ranging from one month to five years and, at September 30, 1997, such certificates accounted for 2.4% of total savings deposits.

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

                                                                     September 30,
                                -----------------------------------------------------------------------------------
                                        1997                              1996                         1995
                                  -------------------              -----------------            -------------------
                                              Average                         Average                       Average
                                  Balance      Rate                Balance     Rate             Balance       Rate
                                  -------      ----                -------     ----             -------       ----
                                                                 (Dollars in Thousands)

Passbook and club accounts      $ 47,514       2.78%             $ 50,445       2.62%          $ 53,184       3.08%
Checking accounts                 33,841       1.18                30,944       1.10             29,172       1.54
Money market accounts             15,417       2.94                17,437       2.72             17,316       2.71
Certificates account             147,420       5.76               135,450       5.59            144,411       5.63
                                --------       ----              --------       ----           --------       ----

                 Total          $244,192       4.37%             $234,276       4.17%          $244,083       4.24%
                                ========       ====              ========       =====          ========       =====

In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 1997, the Bank's total retirement funds were $35.2 million or 14.4% of its total savings deposits.

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

The following table sets forth the net savings deposit flows of the Bank during the periods indicated.

                                             Fiscal Years Ended September 30,

                                             1997          1996          1995
                                             ----          ----          ----
                                                      (In Thousands)
Increase (decrease) before interest
credited                                   $    335      $(19,963)     $ 5,672
Interest credited                             9,581        10,156       10,107
                                           --------      --------      -------


Net savings deposit increase (decrease)    $  9,916      $ (9,807)     $15,779
                                           ========      ========      =======

The following table presents by various interest rate categories the amounts of certificate accounts at the date indicated and the amounts of certificate accounts at such date which mature during the periods indicated. See Note 11 to the Consolidated Financial Statements in the Annual Report.

                                            Amounts at September 30, 1997
                                                      Maturing
                                       ---------------------------------------
                            At           Within                         After
                       September 30,      One        Two      Three     Three
                            1997          Year       Years    Years     Years
                            ----          ----       -----    -----     -----
                                           (In Thousands)
Certificate accounts:
  under 4.01%            $     42      $     42     $   --    $   --    $  --
  4.01% to  6.00%         120,815        65,555      38,006     4,968    12,284
  6.01% to  8.00%          25,918        10,586       2,341     4,418     8,573
  8.01% to 10.00%             645           538          87       --         20
                         --------      --------     -------   -------   -------

Total certificate
  accounts               $147,420      $ 76,721     $40,434   $ 9,388   $20,877
                         ========      ========     =======   =======   =======

Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 1997 are summarized as follows (in thousands):

3 months or less                    $ 1,496
Over 3 months through 6 months        1,597
Over 6 months through 12 months       1,204
Over 12 months                        1,492
                                    -------
      Total                         $ 5,789
                                    =======

The following table presents certain information concerning Fidelity's deposits at September 30, 1997 and the scheduled quarterly maturities of its certificates of deposit.

                                             Percentage of        Weighted Average
                             Amount          Total Savings             Nominal
                         (in Thousands)         Deposits                 Rate
                         --------------         --------                 ----
Passbook accounts          $ 47,514              19.46%                  2.50%
NOW accounts and
  noninterest-bearing
  checking accounts          33,841              13.86                   1.50
Money market deposit
  accounts                   15,417               6.31                   2.97
                           --------             ------                   ----
    Total                    96,772              39.63                   2.23
                           --------             ------                   ----
Certificate accounts
maturing by quarter:
  December 31, 1997          26,515              10.86                   5.34
  March 31, 1998             23,150               9.48                   5.30
  June 30, 1998              15,532               6.36                   5.41
  September 30, 1998         11,524               4.72                   5.24
  December 31, 1998          11,303               4.63                   5.90
  March 31, 1999             24,370               9.98                   5.91
  June 30, 1999               2,815               1.15                   5.51
  September 30, 1999          1,946                .80                   5.75
  December 31, 1999           1,559                .64                   5.91
  March 31, 2000              3,461               1.42                   6.52
  June 30, 2000               2,775               1.14                   6.28
  September 30, 2000          1,593                .65                   5.74
  Thereafter                 20,877               8.55                   6.12
                           --------             ------                   ----
      Total certificate
        accounts            147,420              60.37                   5.64
                           --------             ------                   ----
Total savings deposits     $244,192             100.00%                  4.23%
                           ========             ======                   ====


Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to creditworthiness have been met. See "Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 1997, the Bank had $96.7 million of advances outstanding.

The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30 1997, the Bank had $1.2 million reverse repurchase agreements outstanding.

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

The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of Fidelity Bank at the dates or for the periods indicated.

                                        At or for the Year Ended September 30,
                                        --------------------------------------
                                          1997           1996          1995
                                          ----           ----          ----
                                                 (Dollars In Thousands)
FHLB advances:
  Average balance outstanding           $ 4,069        $ 5,627        $ 5,356
  Maximum amount outstanding
    at any month-end during
    the period                            5,300          8,550          6,330
  Average interest rate during
    the period                            4.90%          5.03%          4.76%
  Balance outstanding at end of
    period                                3,300          5,300          3,250
  Weighted average interest rate          5.10%          5.11%          4.86%

Reverse repurchase agreements:
  Average balance outstanding           $   874        $ 1,216        $ 9,486
  Maximum amount outstanding
    at any month-end during
    the period                            1,528          4,565         15,471
  Average interest rate during
    the period                            4.50%          4.75%          5.89%
  Balance outstanding at end of
    period                                1,183            493          4,542
  Weighted average interest rate          4.50%          4.50%          5.53%

Lines of credit:
  Average balance outstanding           $   --            --          $ 6,488
  Maximum amount outstanding
    at any month-end during
    the period                              --            --           10,150
  Average interest rate during
    the period                              --            --            5.91%
  Balance outstanding at end of
    period                                  --            --              --
  Weighted average interest rate            --            --            5.34%

FHLB Repoplus Advances:
  Average balance outstanding           $39,208        $25,078          2,312
  Maximum amount outstanding
    at any month-end during
    the period                           52,350         51,350          5,000
Average interest rate during
  the period                              5.55%          5.43%          5.84%
Balance outstanding at end
  of period                              43,400         51,350          5,000
Weighted average interest rate            5.53%          5.46%          5.89%

Total average short-term borrowings     $44,151        $30,504        $23,735

Average interest rate of total
  short-term borrowings                   5.47%          5.42%          5.60%

Subsidiaries

Pennsylvania law permits a Pennsylvania-chartered savings institution to invest up to 3% of its assets in the capital stock, securities or other obligations of subsidiary corporations or service corporations. The Department is empowered to authorize Pennsylvania-chartered savings institutions, upon specific application, to invest a greater percentage of assets in subsidiaries. As a result of FIRREA, the types of activities and the magnitude of the Bank's activities in its investments in service corporations are restricted (with certain exceptions) to the levels and magnitude of investments permitted state-chartered savings institutions. The Bank did not have any subsidiaries at September 30, 1996. The Company's only subsidiaries at September 30, 1997 were the Bank and FB Capital Trust.

Employees

At September 30, 1997, Fidelity had 91 full-time and 28 part-time employees. None of these employees are represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

Fidelity faces significant competition in attracting savings deposits. Its most direct competition for savings deposits has historically come from commercial banks, savings banks and other financial institutions located in its market area, however, in recent years significant competition has also come from mutual funds. Particularly in times of high interest rates, Fidelity faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. Fidelity competes for savings deposits principally by offering depositors a variety of deposit programs, convenient branch locations and hours, and other services. Fidelity does not rely upon any individual group or entity for a material portion of its savings deposits.

Fidelity's competition for real estate loans comes principally from mortgage banking companies, commercial banks, savings banks and other financial institutions. Fidelity competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers and real estate brokers. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Market Area

The Bank now conducts business from eight full-service offices located in its primary market area, Allegheny and Butler counties, which are two of the five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. Approximately 1.5 million people live in the market area served by Fidelity Bank. Substantially all of the Bank's deposits and loans are received from residents and businesses located in its primary market area. In addition, the Bank participates in the MACTM and PLUSTM automatic teller machine networks which provide locations throughout the Bank's primary market area, as well as the rest of Pennsylvania and most other states.

The area's economy is reasonably diversified, including manufacturing, transportation, utilities, banks, hospitals and educational services segments. The population in Allegheny County, the Bank's largest market area, is aging and population growth is minimal. Areas to the north and south of Allegheny County are, however, experiencing growth both in population and in the real estate market. The area, like the nation as a whole, is currently experiencing low unemployment and the labor market remains tight. The Bank believes the diversity of the area's industry will continue to help provide for a stable economy for the foreseeable future; however, a general national economic slowdown may curtail the slow but steady growth the area has experienced in recent years.

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

                                                            Year Ended September 30,
                                 -------------------------------------------------------------------------------
                                               1997                                       1996
                                 -----------------------------------      --------------------------------------
                                 Average                      Yield/      Average                         Yield/
                                 Balance      Interest         Rate       Balance         Interest         Rate
                                 -------      --------         ----       -------         --------         ----
                                                             (Dollars in Thousands)
Interest-earning assets:
 Loans receivable               $165,170     $ 13,634          8.25%      $135,945          $11,482        8.45%
 Mortgage-backed securities      109,251        6,964          6.37         97,340            6,120        6.29
 Investment securities and
   FHLB stock                     53,956        3,646          6.76         54,242            3,816        7.04
 Interest-earning deposits           158           11          6.96            769               24        3.12
                                --------     --------          ----       --------          -------        ----
Total interest-earning assets    328,535       24,255          7.39        288,296           21,442        7.44%
                                             --------          ----                         -------        -----
Non-interest-earning assets       11,362                                    11,433
                                --------                                  --------
Total assets                    $339,897                                  $299,729
                                ========                                  ========


Interest-bearing liabilities:
Deposits                        $235,984      $ 9,566          4.05       $241,258           10,071        4.17
Borrowed funds                    79,686        4,316          5.42         35,544            1,761        4.95
                                --------      -------          ----       --------           ------        ----
Total interest-bearing
  liabilities                    315,670       13,882          4.40        276,802           11,832        4.27
                                              -------          ----                          ------        ----
Non-interest bearing
  liabilities                        410                                       832
                                --------                                  --------
Total liabilities                316,080                                   277,634
Stockholders' equity              23,817                                    22,095
                                --------                                  --------
Total liabilities and stock-
  holders' equity               $339,897                                  $299,729
                                ========                                  ========
Net interest income; interest
  rate spread                                 $10,373          2.99%                        $ 9,610        3.17%
                                              =======          =====                        =======        =====
Net interest margin(1)                                         3.16%                                       3.33%
                                                               =====                                       =====
Average interest-earning assets
  to average interest-bearing
  liabilities                                                104.08%                                     104.22%
                                                             =======                                     =======

                                              Year Ended September 30,
                                                        1995
                                        --------------------------------------
                                        Average                         Yield/
                                        Balance         Interest         Rate
                                        -------         --------         ----
Interest-earning assets:
 Loans receivable                       $119,340        $ 9,953         8.34%
 Mortgage-backed securities              109,010          6,600         6.05
 Investment securities and
   FHLB stock                             39,596          2,714         6.85
 Interest-earning deposits                   892             69         7.78
                                        --------        -------         ----
Total interest-earning assets            268,838         19,336         7.19
                                                        -------         ----
Non-interest-earning assets                9,805
                                        --------
Total assets                            $278,643
                                        ========


Interest-bearing liabilities:
Deposits                                $235,472          9,982         4.24
Borrowed funds                            21,360          1,077         5.04
                                        --------        -------         ----
Total interest-bearing
  liabilities                            256,832         11,059         4.31
                                                        -------         ----
Non-interest bearing
  liabilities                                567
                                        --------
Total liabilities                        257,399
Stockholders' equity                      21,244
                                        --------
Total liabilities and stock-
  holders' equity                       $278,643
                                        ========
Net interest income; interest
  rate spread                                           $ 8,277         2.88%
                                                        =======         =====
Net interest margin(1)                                                  3.08%
                                                                        =====
Average interest-earning assets
  to average interest-bearing
  liabilities                                                         104.68%
                                                                      ======

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


                                                   Fiscal 1997                                         Fiscal 1996
                                              Compared to Fiscal 1996                             Compared to Fiscal 1995
                                              -----------------------                             -----------------------
                                                              Rate/                                              Rate/
                                        Volume      Rate      Volume      Total            Volume      Rate      Volume      Total
                                        ------      ----      -------     -----            ------      ----      ------      -----
                                                                            (In Thousands)
Interest income on interest
earning assets:

Mortgage loans                         $1,534     $  (377)    $  (56)     $1,101          $  609     $   112     $   10      $  731
Mortgage-backed securities                740          94         10         844            (667)        214        (27)       (480)
Installment loans                         562         (11)        (2)        549             485          33          6         524
Commercial business loans                 494           6          2         502             370         (71)       (25)        274
Investment securities and
  other investments                        (5)       (156)       (22)       (183)            969          56         32       1,057
                                       ------     -------     ------      ------          ------     -------     ------      ------
Total interest-earning assets           3,325        (444)       (68)      2,813           1,766         344         (4)      2,106
                                       ------     -------     ------      ------          ------     -------     -------     ------

Interest expense on interest-
bearing liabilities:
Deposits                                 (223)       (288)         6        (505)            255        (162)        (4)         89
Borrowed Funds                          2,012         339        204       2,555             728         (32)       (12)        684
                                       ------     -------     ------      ------          ------     -------     ------     -------
Total interest-bearing
  liabilities                           1,789          51        210       2,050             983        (194)       (16)        773
                                       ------     -------     ------      ------          ------     -------     ------     -------

Net change in net interest income      $1,536     $  (495)    $ (278)     $  763          $  783     $   538     $   12     $ 1,333
                                       ======     =======     ======      ======          ======     =======     ======     =======

Certain Ratios

The following table presents certain information regarding the return on average assets and average equity, and the ratio of average equity to assets of the Bank and the dividend payout ratio for the periods indicated.

                                                  Year Ended September 30,
                                           ------------------------------------
                                            1997           1996           1995
                                            ----           ----           ----
Return on average assets                     .80%           .44%           .54%
Return on average equity                   11.42           5.96           7.13
Average equity to assets ratio              7.01           7.37           7.85
Dividend payout ratio                      19.48          31.81          25.96

Asset and Liability Management

The Bank in fiscal 1997 continued to utilize strategies designed to decrease the Bank's vulnerability to significant and prolonged increases in interest rates. This process involves monitoring the imbalance between the generally long-term, fixed rate nature of the Bank's interest-earning assets and its generally short or medium-term, interest-bearing liabilities on a regular basis and implementing actions designed to reduce this imbalance. Although management of the Bank believes that the steps it has taken, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the Annual Report, have reduced the Bank's overall vulnerability to increases in interest rates, the Bank continues to remain vulnerable to significant and prolonged increases in interest rates because its interest rate sensitive liabilities exceed its interest rate sensitive assets with short-term maturities.


The following table summaries the anticipated repayments of Fidelity Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1997. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust and fixed-rate loans, mortgage-backed securities held-for-investment and investment securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities and certain assumptions that estimate the projected repayments of loans, mortgage-backed securities and investments with specified characteristics. The Bank has assumed that passbook, money market and NOW accounts, which generally are subject to immediate withdrawal, are withdrawn at various rates applied to the cumulative declining balances based on certain assumptions for passbook, money market and NOW accounts.

                                                             September 30, 1997
                                  ------------------------------------------------------------------------
                                                  Over Three
                                                    Months         After One
                                  Three            Through           Year
                                  Months           Twelve        Through Five     After Five
                                  or Less          Months           Years           Years         Total
                                  ---------       ---------       ---------       ---------      ---------
                                                            (Dollars in Thousands)
Interest-earning assets:

  Mortgage loans ............     $  14,769       $  20,032       $  48,724       $  42,233      $ 125,758
  Mortgage-backed securities         33,285          19,383          49,622          25,626        127,916
  Installment loans .........         9,596           9,632          21,830           2,023         43,081
  Commercial business loans .         6,852           1,364           8,657            --           16,873
  Investment securities and
         other investments ..         2,097           4,998           8,998          42,149         58,242
                                  ---------       ---------       ---------       ---------      ---------

Total interest-earning
         assets .............        66,599          55,409         137,831         112,031        371,870
                                  ---------       ---------       ---------       ---------      ---------

Interest-bearing liabilities:

  Passbook and club accounts           --              --            38,012           9,502         47,514
  Checking accounts .........         2,953            --            25,301           5,587         33,841
  Money market accounts .....          --             7,709           7,708            --           15,417
  Certificate accounts ......        26,515          50,206          65,086           5,613        147,420
  Borrowed funds ............        55,980          23,000          30,250            --          109,230
                                  ---------       ---------       ---------       ---------      ---------

Total interest-bearing
         liabilities ........        85,448          80,915         166,357          20,702        353,422
                                  ---------       ---------       ---------       ---------      ---------


Interest sensitivity ........     $ (18,849)      $ (25,506)      $ (28,526)      $  91,329      $  14,057
                                  =========       =========       =========       =========      =========

Cumulative interest
         sensitivity ........     $ (18,849)      $ (44,355)      $ (72,881)      $  18,448
                                  =========       =========       =========       =========

Cumulative ratio as a
         percent of assets ..          (4.9)%         (11.6)%         (19.1)%          4.8%
                                  =========       =========       =========       ========

Regulation of the Company

BHCA - General. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board. Under the BHCA, a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board.

BHCA - Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law.
Pennsylvania banking law permits the interstate acquisition of banking institutions by bank holding companies on a regional and reciprocal basis. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include providing services for internal operations for itself and its subsidiaries and operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; providing certain courier services; providing management consulting services to depository institutions; issuing and selling money orders, travelers checks and savings bonds; performing real estate and personal property appraisals; arranging commercial real estate equity financing; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing check guaranty services; and operating a credit bureau. The Federal reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

Capital Requirements(Consolidated). The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on equity securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At September 30, 1997, the company had Tier 1 capital as a percentage of risk-weighted assets of 18.29% and total risk-based capital as a percentage of risk-weighted assets of 20.23%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At September 30, 1996, the Company has a Leverage Ratio of 9.11%

Limitations on Acquisitions of Voting Stock. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given 60 days' prior written notice of such proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve Board issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of more than 10% of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

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

FDIC Insurance Premiums. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examination of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semi-annual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions in the lowest risk category. Deposit insurance premiums from SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

On September 30, 1996, President Clinton signed into law legislation to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio of 1.25% of insured deposits. The legislation provided that the holders of SAIF-assessable deposits pay a one-time special assessment to recapitalize the SAIF. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter. Effective October 8, 1996, FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996.

Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective BIF and SAIF rates both range from zero basis points to 27 basis points. From 1997 through 1999, FDIC-insured institutions will pay approximately 1.3 basis points of their BIF-assessable deposits and 6.4 basis points of their SAIF-assessable deposits to fund the Financing Corporation.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

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

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1997, the Bank met each of its capital requirements.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 1997.

                                              Tier I             Tier I              Tier II
                                              Core             Risk-Based          Risk-Based
                                             Capital             Capital             Capital
                                             -------             -------             -------
                                                          (Dollars in thousands)
Equity Capital (1)                          $32,648              $32,648              $32,648
Less: unrealized securities gains              (229)                (229)                (229)
Plus: general valuation allowance (2)          --                   --                  1,931
                                            -------              -------              -------

         Total regulatory capital            32,419               32,419               34,350

Minimum required capital                     14,795                7,419               14,838
                                            -------              -------              -------

         Excess regulatory capital          $17,624              $25,000              $19,512
                                            =======              =======              =======

Regulatory capital as a percentage (3)         8.76%               17.48%               18.52%

Minimum regulatory capital percentage          4.00                 4.00                 8.00
                                            -------              -------              -------

         Excess regulatory capital
           percentage                          4.76%               13.48%               10.52%
                                            =======              =======              =======

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 032 for the quarter ended September 30, 1997.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total average assets of $369.9 million. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $185.5 million.


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

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Fidelity Savings had a $4.9 million investment in stock of the FHLB of Pittsburgh at September 30, 1997, which complied with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At September 30, 1997, the Bank had $107.0 million of advances from the FHLB of Pittsburgh outstanding.

Classification of Assets. Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with generally accepted accounting principles. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. At September 30, 1997, the Bank had $1.1 million of assets classified as substandard.

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

The foregoing references to laws and regulations which are applicable to Fidelity Bank are brief summaries thereof which do no purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

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

Under the experience method, the deductible annual addition to the Bank's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (b) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method or on December 31, 1969, whichever is later (assuming that the loans outstanding have not declined since then)(the "base year"). For taxable years beginning after 1987, the base year shall be the last taxable year beginning before 1988.

Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method has permitted a qualifying savings institution to be taxed at a lower maximum effective marginal federal income tax rate than that applicable to corporations in general. This resulted generally in a maximum effective marginal federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax. Any savings institution at least 60% of whose assets are qualifying assets, as described in Section 7701(a)(19)(c) of the Internal Revenue Code of 1986 (the "Code"), will generally be eligible for the full deduction of 8% of taxable income. As of September 30, 1997, at least 60% of the Bank's assets were "qualifying assets" described in Section 7701(a)(19)(c) of the Code, and the Bank anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the Bank may be required to restore some portion of its bad debt reserve to taxable income in the future.

Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limited factor in the immediate future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to the deduction for non-qualifying loans. Recently enacted legislation (i) repeals the provision of the Code which authorizes use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) requires that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves, which for a thrift institution such as the Bank which becomes a "small bank," as defined in the Code, generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average or the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. As an institution with less than $500.0 million in assets, the Bank can elect to either use the experience method available to commercial banks of this size or it can adopt the specific charge-off method applicable to "large banks" (banks with total assets in excess of $500.0 million). The Company does not believe that these provisions will have a material adverse effect on the Company's financial condition or results of operations.

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

Item 2.  Description of Properties

At September 30, 1997, Fidelity conducted its business from its main office in Pittsburgh, Pennsylvania and seven full-service branch offices located in Allegheny and Butler counties.

The following table sets forth certain information with respect to the offices of the Bank as of September 30, 1997.

                                                                                        Net Book Value
                                                             Lease Expiration          of Property and
                                Location                     Date (Including         Leasehold Improvements
County                           Address                   Lease or Own Options)      at September 30, 1997
------                           -------                   ---------------------      ---------------------
Allegheny                  3300 Brighton Road
                           Pittsburgh PA  15212                     Own                    $   158,143

Allegheny                  1009 Perry Highway
                           Pittsburgh PA  15237                     Own                        240,760

Butler                     251 South Main Street
                           Zelienople PA  16063                     Own                        500,912

Allegheny                  312 Beverly Road
                           Pittsburgh PA  15216                 Lease 12/31/97                   -0-

Allegheny                  6000 Babcock Blvd.
                           Pittsburgh PA  15237                 Lease 11/30/98                   -0-

Allegheny                  1701 Duncan Avenue
                           Allison Park PA  15101               Lease 01/31/00                  10,819

Allegheny                  4710 Liberty Avenue
                           Pittsburgh PA  15224                     Own                        638,551

Allegheny                  728 Washington Road
                           Pittsburgh PA  15228                     Own                        257,917
                                                                                           -----------

Total                                                                                      $ 1,807,102
                                                                                           -----------

Allegheny                  Loan Center
                           1014 Perry Highway
                           Pittsburgh PA  15237                 Lease 11/30/07                 45,884

Allegheny                  Data Processing and
                           Checking Department
                           1015 Perry Highway
                           Pittsburgh PA  15237                     Own                        296,721
                                                                                          ------------
Total
(including Loan and
 Data Centers)                                                                            $  2,149,707
                                                                                          ============

Management of Fidelity believes that the above properties are adequately covered by insurance and are in good condition.
Fidelity generally does not invest in real estate directly. The real estate activities of Fidelity generally consist of providing loans to the purchasers of the properties. The properties which serve as collateral for the loans may consist of any type of real estate located anywhere in the United States. For a description of the real estate lending activities of Fidelity, see "Item 1. Description of Business - Lending Activities."

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

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters

The information required herein is incorporated by reference from page 49 of the Company's Annual Report to Stockholders for fiscal 1997 ("Annual Report"). The Company's ability to pay cash dividends in the future is dependent upon, among other things, the receipt of dividends from the Bank.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 35 to 47 of the Company's Annual Report.

Item 7.  Financial Statements

The information required herein is incorporated by reference form pages 6 to 34 of the Company's Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required herein is incorporated by reference from pages 4 to 6 and 8 to 9 of the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed within 120 days of September 30, 1997 ("Proxy Statement").

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

Item 13. Exhibits, List and Reports on Form 8-K

(a.) Exhibits

The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

                    No.                    Exhibits                         Page
                    ---                    --------                         ----
                    2        Agreement and Plan of Reorganization             *
                    3.1      Articles of Incorporation                        *
                    3.2      Bylaws                                           *
                    4        Common Stock Certificate                        **
                    10.1     Employee Stock Ownership Plan, as amended       **
                    10.2     Employee Stock Compensation Program             **
                    10.3     Employment Agreement between the Company,
                               the Bank and William L. Windisch              **
                    13       Annual Report to Stockholders
                    21       Subsidiaries (see Item 1. Description of
                               Business - Subsidiaries)
----------------------------------

* Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").

**  Incorporated by reference from the Registration Statement.

(b.) Reports on form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto only authorized.


                                                   FIDELITY BANCORP, INC.



December 23, 1997                              By: /s/ William L. Windisch
                                                  ------------------------
                                                  William L. Windisch
                                                  Chief Executive Officer and
                                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ William L. Windisch                                       December 23, 1997
-----------------------------
William L. Windisch, Director,
President and Chief Executive Officer


/s/ Richard G. Spencer                                        December 23, 1997
-----------------------------
Richard G. Spencer
Vice President and Treasurer
(also Principal Accounting Officer)


/s/ John R. Gales                                             December 23, 1997
-----------------------------
John R. Gales, Director


/s/ Robert F. Kastelic                                        December 23, 1997
-----------------------------
Robert F. Kastelic, Director


/s/ Oliver D. Keefer                                          December 23, 1997
-----------------------------
Oliver D. Keefer, Director


/s/ Charles E. Nettrour                                       December 23, 1997
-----------------------------
Charles E. Nettrour, Director


/s/ Joanne Ross Wilder                                        December 23, 1997
-----------------------------
Joanne Ross Wilder, Director