Form 10QSB
period 1997-12-31
FIDELITY BANCORP INC
filed 1998-02-17
CIK 769207

U.S. Securities and Exchange Commission


                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,564,757 shares, par value $0.01, at January 31, 1998

         Transitional Small Business Disclosure Format (Check one):
          Yes [   ]  No [ X ]

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index


Part I - Financial Information

Item 1.  Financial Statements

          Statements of Financial Condition as of September 30, 1997 and December 31, 1997 (Unaudited)

          Statements of Income (Unaudited) for the Three Month Periods
               Ended December 31, 1996 and 1997

          Statements of Cash Flows (Unaudited) for the Three Months Ended
               December 31, 1996 and 1997

          Statement of Changes in Stockholders' Equity (Unaudited) for the Three
               Months Ended December 31, 1996 and 1997

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information

                        FIDELITY BANCORP, INC. AND SUBSIDIARIES
                           Statements of Financial Condition

                                                        December 31,    September 30,
                                                            1997            1997
                                                       ------------     ------------
         Assets                                         (Unaudited)
Cash and amounts due from
  depository institutions ........................     $  4,915,650     $  3,731,344
Interest-earning demand deposits with
 other institutions ..............................          288,498          243,361

Investment securities held-to-maturity ...........        7,470,021        8,541,067
Investment securities available-for-sale .........       47,198,319       44,572,994
Loans receivable, net (Notes 6 and 7) ............      191,392,805      182,869,072
Mortgage-backed securities held-to-maturity ......       32,602,553       34,064,540
Mortgage-backed securities available-for-sale ....       92,587,497       93,850,692
Real estate owned, net ...........................           20,989             --

Federal Home Loan Bank stock - at  cost ..........        4,912,500        4,885,000
Accrued interest receivable, net:
    Loans ........................................          982,888          932,107
    Mortgage-backed securities ...................          744,191          758,407
    Investments ..................................          829,329          724,037
Office premises and equipment, net ...............        3,441,313        3,467,058
Deferred tax asset ...............................        1,027,952          852,209
Prepaid expenses and sundry assets ...............        4,661,660        1,471,749
                                                       ------------     ------------

              Total Assets .......................     $393,076,165     $380,963,637
                                                       ============     ============

     Liabilities and Net Worth
Liabilities:
    Savings deposits .............................     $252,867,967     $244,192,275
    Federal Home Loan Bank advances ..............       97,050,000       96,700,000
    Reverse repurchase agreements ................        1,487,168        1,182,792
    Advance deposits by borrowers for
      taxes and insurance ........................        2,179,417        1,097,244
    Accrued interest on savings and
      other deposits .............................           15,919          159,333
    Accrued interest on trust preferred securities          210,979          210,979
    Accrued income taxes payable .................          730,109          204,227
    Other accrued expenses and sundry liabilities         1,403,478        1,085,576
    Guaranteed preferred beneficial interest in
       Company's debentures (Note 8) ..............      10,250,000       10,250,000
                                                       ------------     ------------

            Total Liabilities ....................      366,195,037      355,082,426
                                                       ------------     ------------

                        FIDELITY BANCORP, INC. AND SUBSIDIARIES
                           Statements of Financial Condition

                                                        December 31,    September 30,
                                                            1997            1997
                                                       ------------     ------------
Stockholders' equity (Notes 4 and 5):
    Common stock, $0.01 par value per share;
      10,000,000 shares authorized; 1,561,677
      and 1,554,775 shares issued and outstanding,
      respectively ...............................           15,617           15,548
    Additional paid-in capital ...................       13,887,632       13,810,691
    Retained earnings - substantially restricted .       12,349,925       11,822,079
    Unrealized gain (loss) on securities
      available-for-sale .........................          627,954          232,893
                                                       ------------     ------------

    Total stockholders' equity ...................       26,881,128       25,881,211
                                                       ------------     ------------

Total Liabilities and Stockholders' Equity .......     $393,076,165     $380,963,637
                                                       ============     ============

See accompanying notes to financial statements.

                        FIDELITY BANCORP, INC. AND SUBSIDIARIES
                            Statements of Income (Unaudited)



                                                                Three Months Ended
                                                                   December 31,
                                                           ---------------------------
                                                               1997            1996
                                                           -----------     -----------
Interest Income:
     Loans ...........................................     $ 4,000,372     $ 3,185,792
     Mortgage-backed securities ......................       2,068,452       1,554,579
     Investment securities ...........................         923,243         859,840
     Deposits with other institutions ................           4,526           2,654
                                                           -----------     -----------
         Total interest income .......................       6,996,593       5,602,865
                                                           -----------     -----------

Interest Expense:
     Savings deposits ................................       2,671,008       2,363,252
     Guaranteed preferred beneficial interest
            in Company's debentures (Note 8) .........         256,279            --
      Borrowed funds .................................       1,383,974         788,800
                                                           -----------     -----------

            Total interest expense ...................       4,311,261       3,152,052
                                                           -----------     -----------

Net interest income before provision for loan losses .       2,685,332       2,450,813
Provision for loan losses ............................         115,000         115,000
                                                           -----------     -----------

Net interest income after provision for loan losses ..       2,570,332       2,335,813
                                                           -----------     -----------

Other income:
     Service fee income ..............................          34,049          19,091
     Gain (loss) on sale of investment  and
         mortgage-backed securities, net .............           9,391          (1,641)
     Gain on sale of loans ...........................           2,119           1,901
     Other operating income ..........................         172,814         165,070
                                                           -----------     -----------
         Total other income ..........................         218,373         184,421
                                                           -----------     -----------

                        FIDELITY BANCORP, INC. AND SUBSIDIARIES
                            Statements of Income (Unaudited)



                                                                Three Months Ended
                                                                   December 31,
                                                           ---------------------------
                                                               1997            1996
                                                           -----------     -----------
Operating expenses:

     Compensation and employee benefits ..............       1,043,570         909,753
     Occupancy and equipment expense .................         138,468         144,930
     Depreciation and amortization ...................         123,084         112,535
     Federal insurance premiums ......................          37,625            --
     Loss on real estate owned, net ..................           8,511           6,660
     Amortization of intangibles .....................            --            44,015
     Other operating expenses ........................         410,526         372,068
                                                           -----------     -----------
         Total operating expenses ....................       1,761,784       1,589,961
                                                           -----------     -----------

Income before income tax provision ...................       1,026,921         930,273

Income tax provision .................................         359,000         307,500
                                                           -----------     -----------

Net income ...........................................     $   667,921     $   622,773
                                                           ===========     -----------

Basic earnings per common share (Notes 3 & 4) ........     $      0.43     $      0.41
Diluted earnings per common share (Notes 3 & 4) ......     $      0.41     $      0.40
Dividends per common share (Note 4) ..................     $      0.09     $     0.073



See accompanying notes to financial statements

                                   FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                     Statements of Cash Flows (Unaudited)
                                                                                        Three Months
                                                                                     Ended December 31,
                                                                              ------------------------------
                                                                                   1997              1996
                                                                              ------------      ------------
Operating Activities:
     Net income .........................................................      $    667,921      $    622,773
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses ......................................           115,000            115,000
         Loss on real estate owned ......................................             8,511              6,660
         Depreciation and amortization ..................................           123,084            112,535
         Deferred loan fee amortization .................................           (31,089)           (57,839)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net .......................................            95,410             78,689
         Amortization of intangibles ....................................              --               44,015
         Net (gain) loss on sale of investment securities ...............            (3,754)             1,205
         Net (gain) loss on sale of mortgage-backed securities ..........            (5,636)               436
         Net (gain) loss  on sale of loans ..............................            (2,119)            (1,901)
         Origination of loans held-for-sale .............................              --              (66,500)
         Proceeds from sale of loans held-for-sale ......................              --               67,352
         (Increase) decrease in interest receivable .....................          (141,857)           (75,621)
         (Increase) decrease in deferred tax asset ......................          (175,743)           298,508
         Increase (decrease) in accrued income taxes ....................           525,882            286,999
         Increase (decrease) in interest payable ........................          (143,414)          (162,904)
         SAIF assessment ................................................              --           (1,530,357)
         Other changes, net .............................................          (649,793)          (766,144)
                                                                              -------------      -------------

        Net cash provided (used) by operating activities ................           382,403         (1,027,094)
                                                                              -------------      -------------
Investing Activities:
     Proceeds from sales of investment securities available-for-sale ....         2,999,453          6,735,624
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale ........................             4,850          1,000,000
     Proceeds from sales of mortgage-backed securities available-for-sale         9,984,072               --
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale ............................         3,497,372          2,560,620
     Purchases of investment securities available-for-sale ..............        (5,429,743)        (1,522,023)
     Purchases of mortgage-backed securities available-for-sale .........       (11,855,534)        (8,006,214)
     Proceeds from maturities and principal repayments of investment
        securities held-to-maturity .....................................         1,071,633            129,434
     Purchases of mortgage-backed securities held-to-maturity ...........              --           (2,007,500)
     Proceeds from mortgage-backed securities held-to-maturity
       principal repayments .............................................         1,414,968          1,365,216
     Principal repayments on first mortgage loans .......................         4,780,881          5,360,310
     Principal repayments on other loans ................................         7,024,227          4,204,947
     First mortgage loans originated and disbursed ......................       (11,306,500)        (6,141,300)
     Proceeds from sale of other loans ..................................           150,234            136,538
     Other loans originated .............................................       (10,614,088)        (5,884,974)
     Additions to office premises and equipment .........................          (114,288)          (336,412)
  Net purchases of FHLB Stock ...........................................           (27,500)          (226,200)
                                                                              -------------      -------------

                                   FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                     Statements of Cash Flows (Unaudited)
                                                (continued)


                                                                                        Three Months
                                                                                     Ended December 31,
                                                                              ------------------------------
                                                                                   1997              1996
                                                                              ------------      ------------
  Net cash provided (used) by investing activities ......................        (8,419,963)        (2,631,934)
                                                                              -------------      -------------

Financing Activities:
Net increase (decrease) in savings deposits .............................         8,675,692           (633,881)
Increase (decrease) in reverse repurchase agreements ....................           304,376             11,381
FHLB advance repayments .................................................      (287,830,000)      (461,825,000)
FHLB advances ...........................................................       288,180,000        465,475,000
Cash dividends paid .....................................................          (140,075)          (110,063)
Stock options exercised .................................................            50,252             43,788
Proceeds from sale of stock .............................................            26,758             15,526
                                                                              -------------      -------------

Net cash provided (used) by financing activities ........................         9,267,003          2,976,751
                                                                              -------------      -------------

Increase (decrease) in cash and cash equivalents ........................         1,229,443           (682,277)

Cash and cash equivalents at beginning of period ........................         3,974,705          4,762,098
                                                                              -------------      -------------

Cash and cash equivalents at end of period ..............................     $   5,204,148      $   4,079,821
                                                                              =============      =============

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings .............................     $   4,149,544      $   3,312,415
  Income taxes ..........................................................     $     214,938      $      20,000

Transfer of loans to real estate owned ..................................     $      20,989      $        --


See accompanying notes to financial statements.

                                               FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                            Statement of Changes in Stockholders' Equity


                                                                   Additional                        Unrealized Gain/
                                                    Common           Paid-in           Retained   (Loss) on Securities
                                                    Stock            Capital           Earnings    Available-for-Sale      Total
                                                 -----------      ------------      ------------     ------------       -----------
Balance at September 30, 1996 ..............    $     13,732      $ 10,437,133      $ 12,522,830       $ (1,195,600)    $21,778,095
    Net income .............................                                             622,773                            622,773
    Cash dividends paid at
    $.073 per share (4).....................                                            (110,063)                          (110,063)
Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes ...........                                                                785,056         785,056
     Sale of stock .........................               8            15,518                                               15,526
     Stock options exercised................              70            43,718                                               43,788
                                                 -----------      ------------      ------------       ------------     -----------
Balance at December 31, 1996 ...............    $     13,810      $ 10,496,369      $ 13,035,540       $   (410,544)    $23,135,175
                                                ============      ============      ============       ============     ===========


Balance at September 30, 1997 ..............    $     15,548      $ 13,810,691      $ 11,822,079       $    232,893     $25,881,211
    Net income .............................                                             667,921                            667,921
    Cash dividends paid at
    $.09 per share .........................                                            (140,075)                          (140,075)
Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes ...........                                                                395,061         395,061
     Sale of stock .........................              59            50,193                                               50,252
     Stock options exercised ...............              10            26,748                                          $    26,758
                                                 -----------      ------------      ------------       ------------     -----------
Balance at December 31, 1997 ...............     $    15,617      $ 13,887,632      $ 12,349,925       $    627,954     $26,881,128
                                                 ===========      ============      ============       ============     ===========


                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                          Notes to Financial Statements
                                   (Unaudited)
                    September 30, 1997 and December 31, 1997


(1) Consolidation
The audited and unaudited consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended September 30, 1997. The results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

(3) Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 128, "Earnings per Share". FAS No. 128 provides revised reporting standards for earnings per share ("EPS") and is effective for financial statement periods ending after December 15, 1997. FAS No. 128 eliminates primary and fully diluted EPS disclosures and adds new disclosures of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

For the basic EPS computation, the weighted average number of common shares outstanding for the three months ended December 31, 1996 and 1997, were 1,514,289 and 1,557,305, respectively. For the diluted EPS computation, the effect of outstanding stock options calculated under the treasury stock method was 39,746 and 70,423, respectively, for the three months ended December 31, 1996 and 1997. The average number of shares for the 1996 period has been restated to reflect the 10% stock dividend discussed in Note 4.

(4) Per share amounts have been restated to give retroactive effect to the 10% common stock dividend declared by the Company's Board of Directors and paid on May 28, 1997.

(5) Securities
The Company accounts for investments in debt and equity securities in accordance with FAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value.

Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available-for-sale are reported as a separate component of equity. Unrealized gains of $628,000, net of tax, on investments classified as available-for-sale are recorded as a separate component of equity at December 31, 1997.

(6) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):


                                                    December 31,    September 30,
                                                       1997              1997
                                                     ---------        ---------
First mortgage loans:
         Conventional:
                  1-4 family dwellings .......       $ 101,457        $  97,698
                  Multi-family dwellings .....           4,197            4,165
         Commercial ..........................          21,760           19,976
         Construction ........................           8,568            7,614
                                                     ---------        ---------
                                                       135,982          129,453
Less:
         Loans in process ....................          (5,007)          (3,695)
         Unearned discounts and fees .........            (958)            (912)
                                                     ---------        ---------
                                                       130,017          124,846
Installment loans:
         Home equity .........................          39,201           37,271
         Mobile home loans ...................              56               68
         Consumer loans ......................           2,465            2,579
         Other ...............................           3,728            3,163
                                                     ---------        ---------
                                                        45,450           43,081
                                                     ---------        ---------

Commercial business loans ....................          17,946           16,873
                                                     ---------        ---------

Less: Allowance for possible loan losses .....          (2,020)          (1,931)
                                                     ---------        ---------

         Loans receivable, net ...............       $ 191,393        $ 182,869
                                                     =========        =========

(7) Changes in the allowance for loan losses for the three months ended December 31, 1997 and 1996 are as follows (dollar amounts in thousands):

                                                           1977            1996
                                                        -------         --------
Balance at beginning of the fiscal year ........        $ 1,931         $ 1,530
Provision for loan losses ......................            115             115
Charge-offs ....................................            (27)            (22)
Recoveries .....................................              1               9
                                                        -------         -------

Balance at December 31, ........................        $ 2,020         $ 1,632
                                                        =======         =======

The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under FAS Nos. 114 and
118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant shortfall in payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

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

At December 31, 1997, there are no loans that are considered to be impaired under FAS No. 114. The average recorded investment in impaired loans during the three months ended December 31, 1997, was zero. For the three months ended December 31, 1997, the Company recognized no interest income on those impaired loans, using the cash basis of income recognition.

(8) On May 13, 1997, the Trust, a statutory business trust created under Delaware law that is a subsidiary of the Company, issued $10.25 million, 9.75% Preferred Securities ("Preferred Securities") with a stated value and liquidation preference of $10 per share. The Trust's obligations under the Preferred Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Preferred Securities of the Trust were utilized by the Trust to invest in $10.25 million of 9.75% Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole asset of the Trust. Interest on the Preferred Securities is cumulative and payable quarterly in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of July 15, 2027, on or after July 15, 2002, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, the Company may redeem in whole, but not in part, the Debentures prior to July 15, 2002. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Preferred Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1997 and December 31, 1997

Total assets of the Bank increased $12.1 million or 3.2% to $393.1 million at December 31, 1997 from $381.0 million at September 30, 1997. Significant changes in individual categories were increases in loans receivable of $8.5 million and investment securities available-for-sale of $2.6 million, and decreases in mortgage-backed securities held-to-maturity and available-for-sale of $1.5 million and $1.3 million, respectively.

Total liabilities of the Bank increased by $11.1 million or 3.1% to $366.2 million at December 31, 1997 from $355.1 million at September 30, 1997. The increase primarily reflects a $8.7 million increase in savings deposits and a $1.1 million increase in advance payments by borrowers for taxes and insurance.

Stockholders' equity increased $1.0 million or 3.9% to $26.9 million at December 31, 1997, compared to September 30, 1997. The increase reflects net income for the three month period ended December 31, 1997 of $668,000, an increase in unrealized holding gains on securities available-for-sale of $395,000, stock options exercised of $27,000 and stock issued under the Dividend Reinvestment Plan of $50,000. Partially offsetting these increases were common stock cash dividends paid of $140,000.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructurings during the periods presented.

                                                     September 30,   December 31,
                                                         1997           1997
                                                     ----------      ----------
Non-accrual residential real
  estate loans (one-to-four-family) ............     $   94,000      $  169,000
Non-accrual construction, multi-family
  residential and commercial real estate loans .        751,000            --
Non-accrual installment and
  commercial business loans ....................        271,000         388,000
                                                     ----------      ----------

Total non-performing loans .....................     $1,116,000      $  557,000
                                                     ==========      ==========
Total non-performing loans as
  a percent of net loans receivable ............            .61%            .29%
                                                     ==========      ==========
Total real estate owned,
  net of related reserves ......................     $     --        $   21,000
                                                     ==========      ==========
Total non-performing loans and real estate
  owned as a percent of total assets ...........            .29%            .15%
                                                     ==========      ==========

Included in non-performing loans at December 31, 1997 are 5 single-family residential real estate loans totaling $169,000, 31 installment loans totaling $115,000, and three commercial business loans totaling $273,000. Of the 5 non-performing single-family residential real estate loans, the largest amounted to $77,000.

The 31 installment loans total $115,000 and consist of various secured and unsecured consumer loans and credit card loans. The largest loan is for $38,000.

Of the three commercial loans, two of the loans, totaling $30,000, are to one entity that has recently declared bankruptcy. The loans are, however, partially secured. The other commercial loan is for $243,000 to a dental apparatus business that is in the process of reorganizing its operations. The loan is both personally guaranteed by the borrower and is partially secured by real estate, which is currently for sale.

At December 31, 1997, the Bank had an allowance for possible loan losses of $2.0 million or 1.06% of net loans receivable, as compared to an allowance of $1.9 million or 1.06% of net loans receivable at September 30, 1997. The allowance for possible loan losses equals 363% of non-performing loans at December 31, 1997.

Management has evaluated these non-performing loans and the overall allowance for possible loan losses and is satisfied that the allowance for possible losses on loans at December 31, 1997 is adequate. In that regard, consideration was given to the increase in the level of the allowance from September 30, 1997 to December 30, 1997, as well as the coverage of non-performing loans the allowance provides at December 31, 1997.

Real estate owned at December 31, 1997 consists of one single-family residential property located in Pittsburgh, Pennsylvania totaling $21,000. The property is currently for sale and management believes that the carrying value of the property at December 31, 1997 approximates the net realizable value of the property. However, while management uses the best information available to make such determinations, future adjustments may become necessary.


                       Comparison of Results of Operations
              for the Three Months Ended December 31, 1997 and 1996

Net Income

Net income for the three months ended December 31, 1997 was $668,000 compared to $623,000 for the same period in 1996, an increase of $45,000 or 7.2%. The increase reflects an increase in net interest income of $235,000 or 9.6%, an increase in other income of $34,000 or 18.4% and an increase in operating expenses of $172,000 or 10.8%. Additionally, there was an increase in the provision for income taxes of $52,000 or 16.8%.

Interest Rate Spread

The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.81% in the three months ended December 31, 1997 from 3.18% in the same period in 1996. The following table shows the average tax-equivalent yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                      Three Months Ended December 31,
                                                             1997       1996
                                                            -----      -----
Average yield on:
   Mortgage loans ..................................         8.25%      8.06%
   Mortgage-backed securities ......................         6.51       6.31
   Installment loans ...............................         8.41       8.35
   Commercial business loans .......................        10.59      10.11
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1) ............................         7.02       7.10
                                                            -----      -----
   Total interest-earning assets ...................         7.59       7.44
                                                            -----      -----

Average rates paid on:
   Savings deposits ................................         4.25       4.01
   Borrowed funds ..................................         5.99       5.22
                                                            -----      -----
   Total interest-bearing liabilities ..............         4.78       4.26
                                                            -----      -----

Average interest rate spread .......................         2.81%      3.18%
                                                            =====      =====

Net yield on interest-earning assets ...............         2.98%      3.34%
                                                            =====      =====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.


Interest Income

Interest on loans increased $815,000 or 25.6% to $4.0 million for the three months ended December 31, 1997, compared to the same period in 1996. The increase is attributable to an increase in the average loan portfolio balance outstanding during the 1997 period, as well as an increase in the average yield earned on these assets in the 1997 period, as compared to the same period in 1996. The increase in the average balance of the loan portfolio reflects management's continued strategy of emphasizing and increasing loan originations.

Interest on mortgage-backed securities increased $514,000 or 33.1% to $2.1 million for the three months ended December 31, 1997, as compared to the same period in 1996. The increase is attributable to an increase in the average portfolio balance outstanding during the 1997 period, as well as an increase in the average yield earned on these assets in the 1997 period, as compared to the same period in 1996.

Interest on investment securities increased $63,000 or 7.4% to $923,000 for the three months ended December 31, 1997, as compared to the same period in 1996. The increase is attributable to an increase in the average balance of investments securities held during the 1997 period, as compared to the same period in 1996, partially offset by a decrease in yield.

Interest Expense

Interest on savings deposits increased $308,000 or 13.0% to $2.7 million for the three month period ended December 31, 1997, as compared to the same period in 1996. The increase reflects both an increase in the average balance of savings deposits for the 1997 period compared to 1996, as well as an increase in the average cost of deposits.

Interest on borrowed funds increased $595,000 or 75.4% to $1.4 million for the three month period ended December 31, 1997, as compared to the same period in 1996. The increase reflects primarily an increase in the Federal Home Loan Bank ("FHLB") advances outstanding during the 1997 period, as well as an increase in the average cost of borrowing during the 1997 period, as compared to 1996. The Bank continued to rely more on these wholesale funding sources in 1997 to fund growth.

Interest on guaranteed preferred beneficial interest in subordinated debt was $256,000 for the three month period ended December 31, 1997. As discussed more fully in Note 8, the Preferred Securities were issued in May 1997.

Net Interest Income Before Provision for Loan Losses

The Bank's net interest income before provision for loan losses increased $235,000 or 9.6% to $2.7 million for the three months ended December 31, 1997, as compared to the same period in 1996. This increase is attributable to an increase in net interest earning assets, partially offset by a decrease in the interest rate spread, from 3.18% for the three month period ended December 31, 1996, to 2.81% for the same period in 1997.

Provision for Loan Losses

The provision for loan losses remained constant at $115,000 for both the three month periods ended December 31, 1997 and 1996. The provision for both periods reflects management's evaluation of economic conditions and other factors described below. The allowance for possible loan losses has increased from $1.6 million at December 31, 1996 to $2.0 million at December 31, 1997.

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

Other Income

Total non-interest or other income increased $34,000 or 18.4% to $218,000 for the three months ended December 31, 1997, as compared to the same period in 1996.

Service fee income, which includes late charges on loans and fees for loans serviced for others, increased $15,000 or 78.4% to $34,000 for the period ended December 31, 1997, as compared to the same period in 1996. The results primarily reflect an increase in late charges on loans and the collection of a fee related to a program whereby customers could skip their regular loan payment over the Christmas holidays.

Gain on the sale of investment and mortgage-backed securities was $9,000 for the period ended December 31, 1997, as compared to a loss of $2,000 for the same period in 1996. Sales in both periods were made from the available-for-sale category and represented a partial repositioning of the portfolio based upon current market conditions.

Gain on sale of loans was $2,000 for both the three month periods ended December 31, 1997 and 1996. The Bank sells education loans to the Student Loan Marketing Association ("SLMA"). Such sales generally result in some gain or loss being realized and are being done to reduce the Bank's position in these loans, which are generally lower yielding and subject to extensive and costly government regulation. The Bank does not intend to originate additional loans for its portfolio, except those that will be serviced by SLMA. Sales to SLMA increased slightly in the period ended December 31, 1997, as compared to 1996, however the net gains recorded in 1997 and 1996 reflect the timing of the sales.

Other operating income includes miscellaneous sources of income which consist primarily of various fees related to checking accounts, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $8,000 or 4.5% to $173,000 for the three month period ended December 31, 1997, as compared to the same period in 1996. The increase primarily reflects fees earned on a debit card product introduced by the Bank in 1996 and increased non-sufficient funds fees charged to checking account customers, partially offset by decreased fees earned on credit and life insurance sales on loans.

Other Expenses

Total operating expenses increased $172,000 or 10.8% to $1.8 million for the three months ended December 31, 1997, compared to the same period in 1996.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $134,000 or 14.7% to $1.0 million for the three month period ended December 31, 1997, compared to the same period in 1996. Factors contributing to the increase were normal salary increases, higher bonuses awarded in the 1997 period, an increase in the number of employees on the payroll, particularly professionals employed in the lending area, and an increase in retirement expenses.

Office occupancy and equipment expense decreased $6,000 or 4.5% to $138,000 for the three months ended December 31, 1997, compared to the same period in 1996. The decrease primarily reflects decreased equipment maintenance expenditures.

Depreciation and amortization increased $11,000 or 9.4% to $123,000 for the 1997 period as compared to 1996. The increase primarily reflects the purchase of new computer equipment, as well as an automatic teller machine for the Washington Road branch.

Federal insurance premiums were $38,000 for the 1997 period and zero for the 1996 period. As a result of the Deposit Insurance Funds Act of 1996 and the resulting payment of a one-time special assessment in 1996, the Savings

Association Insurance Fund was fully capitalized to the level required by law. The FDIC then determined that, for the quarter ended December 31, 1996, no deposit insurance premiums would be due from many institutions, including the Bank. Thus there was no deposit insurance expense for the three months ended December 31, 1996. For subsequent periods, the amount of the premium is based on the average amount of deposits outstanding. The premium for the quarter ended December 31,1997 is 6.32 basis points.

Net loss on real estate owned was $8,000 in the 1997 period, as compared to a net loss of $7,000 for the three months ended December 31, 1996. There were no individually significant transactions included in the results.

Amortization of intangibles was $44,000 for the three month period ended December 31, 1996, compared to zero for the comparable period in 1997. The intangibles generated by the three branch acquisitions that occurred in November 1991 were being amortized on a straight-line basis over five years. These intangibles were fully amortized in November 1996.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges and other administrative expenses, amounted to $411,000 and $372,000 for the three month periods ended December 31, 1997 and 1996, respectively, an increase of $38,000 or 10.3%. Significant variations between periods include increases in advertising, stationary and supplies, and telephone expenses, partially offset by reductions in legal expenses and consulting fees.

Income Taxes

Income taxes increased $52,000 or 16.8% to $359,000 for the three month period ended December 31, 1997, compared to the same period in 1996. The increase in taxes results from an increase in taxable income, as well as an increase in the effective tax rate to approximately 35.0% in 1997 from approximately 33.0% in the same period in 1996.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 1997, the Company had Tier 1 capital as a percentage of risk-weighted assets of 17.2% and total risk-based capital as a percentage of risk-weighted assets of 19.0%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total average assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At December 31, 1997, the Company had a Leverage Ratio of 9.1%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 1997, the Bank complied with the minimum leverage ratio having Tier 1 capital of 8.6% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 1997, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 17.5%.

A reconciliation of Stockholders' Equity for the Bank to Regulatory Capital is as follows:

Stockholder's equity at December 31, 1997 (1)                        $33,575,352
Less: Unrealized securities gains                                        588,994
                                                                     -----------
Tier 1 Capital at December 31, 1997                                   32,986,358
Plus: Qualifying loan loss allowance                                   2,019,638
                                                                     -----------
Total capital at December 31, 1997                                   $35,005,996
                                                                     ===========

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 032.

Liquidity

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 1997, the total of approved loan commitments amounted to $4.3 million. In addition, the Bank had $5.0 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $80.6 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

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


                                   SIGNATURES



                                          FIDELITY BANK



Date:  February 9, 1998               By: /s/ William L. Windisch
                                          -----------------------
                                          William L. Windisch
                                          President and Chief Executive Officer


Date:  February 9, 1998               By: /s/ Richard G. Spencer
                                          ---------------------
                                          Richard G. Spencer
                                          Vice President and Chief Financial
                                          Officer