Form 10QSB
period 1998-03-31
FIDELITY BANCORP INC
filed 1998-05-15
CIK 769207

U.S. Securities and Exchange Commission


                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from ____________________ to ____________________

                         Commission file number 0-22288

                             Fidelity Bancorp, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

  Pennsylvania                                          25-1705405
  ------------                                          ----------
 (State  or  other  jurisdiction  of          (IRS Employer Identification No.)
 incorporation  or organization

               1009 Perry Highway, Pittsburgh, Pennsylvania 15237
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                  412-367-3300
                                  ------------
                           (Issuer's telephone number)

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


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ X ]  No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,968,002 shares, par value $0.01, at April 30, 1998

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index


Part I - Financial Information


Item 1.  Financial Statements

          Statements of Financial Condition as of September 30, 1997 and March 31, 1998 (Unaudited)

          Statements of Income (Unaudited) for the Three and Six Month Periods
               Ended March 31, 1997 and 1998

          Statements of Cash Flows (Unaudited) for the Six Months Ended
               March 31, 1997 and 1998

          Statement of Changes in Stockholders' Equity (Unaudited) for the Six
               Months Ended March 31, 1997 and 1998

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                        Statements of Financial Condition

                                 (in thousands)

                                                           March 31,  September 30,
                                                             1998         1997
                                                           --------     --------
                                                          (Unaudited)
                    Assets
Cash and amounts due from
   depository institutions ...........................     $  4,054     $  3,731
Interest-earning demand deposits with
   other institutions ................................          232          243
Investment securities held-to-maturity ...............       11,411        8,541
Investment securities available-for-sale .............       46,605       44,573
Loans receivable, net  (Notes 6 and 7) ...............      199,028      182,869
Mortgage-backed securities, held-to-maturity .........       28,122       34,065
Mortgage-backed securities available-for-sale ........       96,259       93,851
Real estate owned, net ...............................           21         --
Federal Home Loan Bank stock - at cost ...............        4,925        4,885
Accrued interest receivable, net:
   Loans .............................................        1,021          932
   Mortgage-backed securities ........................          747          759
   Investments .......................................          783          724
Office premises and equipment, net ...................        3,394        3,467
Deferred tax asset ...................................        1,032          852
Prepaid expenses and sundry assets ...................        5,285        1,472
                                                           --------     --------
       Total Assets ..................................     $402,919     $380,964
                                                           ========     ========

                   Liabilities and Net worth
Liabilities:
   Savings deposits ..................................     $263,006     $244,192
   Federal Home Loan Bank advances ...................       96,100       96,700
   Reverse repurchase agreements .....................        1,758        1,183
   Advance deposits by borrowers for
      taxes and insurance ............................        2,112        1,097
   Accrued interest on savings and
      other deposits .................................           53          159
   Accrued interest on trust preferred securities ....          211          211
   Accrued income taxes payable ......................          520          204
   Other accrued expenses and sundry liabilities .....        1,356        1,087
   Guaranteed preferred beneficial interest in
       Company's debentures (Note 8) .................       10,250       10,250
                                                           --------     --------
       Total Liabilities .............................      375,366      355,083
                                                           --------     --------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                    Statements of Financial Condition (Cont'd)

                                 (in thousands)

                                                           March 31,  September 30,
                                                             1998         1997
                                                           --------     --------
                                                          (Unaudited)

Stockholders' equity (Notes 4 and 5):
   Common Stock, $0.01 par value per share,
      10,000,000 shares authorized; 1,966,015
      and 1,943,469 shares issued and outstanding,
      respectively ...................................           20           15
   Additional paid-in capital ........................       13,965       13,811
   Retained earnings - substantially restricted ......       12,869       11,822
   Unrealized gain (loss) on securities
      available-for-sale .............................          699          233
                                                           --------     --------
       Total Stockholders' Equity ....................       27,553       25,881
                                                           --------     --------
       Total Liabilities and Stockholders' Equity ....     $402,919     $380,964
                                                           ========     ========

See accompanying notes to financial statements.

                            FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                Statements of Income (Unaudited)

                                        (in thousands)



                                                   Three Months Ended         Six Months Ended
                                                         March 31,                March 31,
                                                 ---------------------     -------------------
                                                     1998         1997        1998        1997
                                                  -------      -------     -------     -------
Interest income:
   Loans ....................................     $ 3,960      $ 3,211     $ 7,944     $ 6,397
   Mortgage-backed securities ...............       1,952        1,612       4,037       3,167
   Investment securities:
       Taxable ..............................         636          609       1,311       1,200
       Tax-exempt ...........................         278          246         528         514
   Deposits with other institutions .........          29            2          33           5
                                                  -------      -------     -------     -------
      Total interest income .................       6,855        5,680      13,852      11,283
                                                  -------      -------     -------     -------

Interest expense:
   Savings deposits .........................       2,724        2,310       5,395       4,673
   Guaranteed preferred beneficial interest
      in subordinated debt (Note 8) .........         256         --           512        --
   Borrowed funds ...........................       1,321          884       2,706       1,673
                                                  -------      -------     -------     -------
      Total interest expense ................       4,301        3,194       8,613       6,346
                                                  -------      -------     -------     -------

Net interest income before provision
   for loan losses ..........................       2,554        2,486       5,239       4,937
Provision for loan losses ...................         110          120         225         235
                                                  -------      -------     -------     -------

Net interest income after provision
   for loan losses ..........................       2,444        2,366       5,014       4,702
                                                  -------      -------     -------     -------

Other income:
   Service fee income .......................          30           17          64          36
   Gain (loss) on sale of investment
      and mortgage-backed
      securities, net .......................          (1)          22           8          20
   Gain on sale of loans ....................           7            3           9           5
   Other operating income ...................         271          182         444         347
                                                  -------      -------     -------     -------
      Total other income ....................         307          224         525         408
                                                  -------      -------     -------     -------

                            FIDELITY BANCORP, INC. AND SUBSIDIARIES
                            Statements of Income (Unaudited) (Cont'd)

                                       (in thousands)


                                                   Three Months Ended         Six Months Ended
                                                         March 31,                March 31,
                                                 ---------------------     -------------------
                                                     1998         1997        1998        1997
                                                  -------      -------     -------     -------
Operating expenses:
   Compensation and employee benefits .......       1,003          853       2,047       1,763
   Occupancy and equipment expense ..........         161          144         299         289
   Depreciation and amortization ............         127          123         250         235
   Federal insurance premiums ...............          38           38          76          38
   Loss on real estate owned, net ...........           1           26          10          33
   Amortization of intangibles ..............        --           --          --            44
   Other operating expenses .................         421          383         830         755
                                                  -------      -------     -------     -------
      Total operating expenses ..............       1,751        1,567       3,512       3,157
                                                  -------      -------     -------     -------

Income before income tax provision ..........       1,000        1,023       2,027       1,953

Income tax provision ........................         335          385         694         693
                                                  -------      -------     -------     -------

Net income ..................................     $   665      $   638     $ 1,333     $ 1,260
                                                  =======      =======     =======     =======

Basic earnings per common share (Notes 3&4) .     $  0.34      $  0.33     $  0.68     $  0.66
                                                  =======      =======     =======     =======

Diluted earnings per common share (Notes 3&4)     $  0.33      $  0.32     $  0.65     $  0.64
                                                  =======      =======     =======     =======

Dividends per common share (Note 4) .........     $  .072      $ 0.066     $  .144     $  .124
                                                  =======      =======     =======     =======

See accompanying notes to financial statements.

                                   FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                     Statements of Cash Flows (Unaudited)

                                             (in thousands)

                                                                                Six Months Ended March 31,
                                                                              ------------------------------
                                                                                   1998              1997
                                                                              ------------      ------------
Operating Activities:
     Net income .........................................................     $  1,333      $  1,260
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses ......................................          225           235
         Loss on real estate owned ......................................           10            33
         Depreciation and amortization ..................................          250           235
         Deferred loan fee amortization .................................          (66)          (97)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net .......................................          205           159
         Amortization of intangibles ....................................           --            44
         Net (gain) loss on sale of investment securities ...............           (6)          (10)
         Net (gain) loss on sale of mortgage-backed securities ..........           (3)          (10)
         Net (gain) loss  on sale of loans ..............................           (9)           (5)
         Origination of loans held-for-sale .............................          (68)         (320)
         Proceeds from sale of loans held-for-sale ......................           68           324
         (Increase) decrease in interest receivable .....................         (136)           44
         (Increase) decrease in deferred tax asset ......................         (180)         (275)
         Increase (decrease) in accrued income taxes ....................          316           662
         Increase (decrease) in interest payable ........................         (107)         (109)
         SAIF assessment ................................................           --        (1,530)
         Other changes, net .............................................         (946)         (356)
                                                                              --------      --------

        Net cash provided (used) by operating activities ................          886           284

Investing Activities:
     Proceeds from sales of investment securities available-for-sale ....        8,001         7,774
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale ........................        2,005         2,000
     Purchases of investment securities available-for-sale ..............      (11,764)       (4,251)
     Proceeds from sales of mortgage-backed securities available-for-sale       14,042         4,158
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale ............................        8,066         3,358
     Purchases of mortgage-backed securities available-for-sale .........      (24,192)      (19,684)
     Proceeds from maturities and principal repayments of investment
        securities held-to-maturity .....................................        5,129         1,242
     Purchases of investment securities held-to-maturity ................       (7,997)       (1,000)
     Purchases of mortgage-backed securities held-to-maturity ...........           --        (2,008)
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity ......................................        5,845         2,808
     Principal repayments on first mortgage loans .......................        8,528         8,098
     Principal repayments on other loans ................................       14,168         8,879
     First mortgage loans originated and disbursed ......................      (22,087)      (10,405)
     Other loans originated .............................................      (20,035)      (11,676)
     Proceeds from sale of other loans ..................................          269           197
     Additions to office premises and equipment .........................         (195)         (381)
  Net purchases of FHLB Stock ...........................................          (40)         (529)
                                                                              --------      --------

  Net cash provided (used) by investing activities ......................      (20,257)      (11,420)
                                                                              --------      --------

                                   FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                Statements of Cash Flows (Unaudited) (Cont'd)

                                              (in thousands)



                                                                             Six Months Ended March 31,

                                                                                1998              1997
                                                                              --------         ---------
Financing Activities:
Net increase (decrease) in savings deposits .............................       18,814              386
Increase in advance payments by borrowers for taxes and insurance........        1,015              622
Increase (decrease) in reverse repurchase agreements ....................          575              138
FHLB advance repayments .................................................     (515,030)        (840,800)
FHLB advances ...........................................................      514,430          850,575
Cash dividends paid .....................................................         (281)            (236)
Stock options exercised .................................................          114              202
Proceeds from sale of stock .............................................           45               32
                                                                              --------         ---------

Net cash provided (used) by financing activities ........................       19,682           10,919
                                                                              --------         --------

Increase (decrease) in cash and cash equivalents ........................          311             (217)

Cash and cash equivalents at beginning of period ........................        3,975            4,762
                                                                              --------         ---------

Cash and cash equivalents at end of period ..............................     $  4,286         $  4,545
                                                                              ========         ========

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings .............................     $   8,575       $   6,316
  Income taxes ..........................................................     $     785       $      28
                                                                              ---------       ---------
Transfer of investment and mortgage-backed securities from
  investment to available-for-sale ......................................     $       0      $        0
                                                                              ---------      ----------

See accompanying notes to financial statements.

                                               FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                            Statement of Changes in Stockholders' Equity

                                                           (in thousands)




                                                                   Additional                      Unrealized Gain/
                                                Common              Paid-in          Retained    (Loss) on Securities
                                                 Stock              Capital          Earnings     Available-for-Sale       Total
                                              ------------       ------------      ------------     ------------      ------------
Balance at September 30, 1996 ...........     $        14         $    10,437      $ 12,523         $ (1,196)           $21,778
    Net income ..........................                                             1,260                               1,260
    Cash dividends paid at
    $.08 per share ......................                                              (236)                               (236)
    Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes ........                                                               (213)              (213)
     Sale of stock ......................                                  32                                                32
     Stock options exercised ............                                 202                                               202
                                              -----------         -----------      --------         --------            -------
Balance at March 31, 1997 ...............     $        14            $ 10,671      $ 13,547         $ (1,409)          $ 22,823
                                              -----------         -----------      --------         --------            -------


Balance at September 30, 1997 ...........     $        16           $  13,810      $ 11,822         $     233          $ 25,881
    Net income ..........................                                             1,332                               1,332
    Cash dividends paid at
    $.09 per share ......................                                              (281)                               (281)
    5/4 Stock Split .....................               4               (4)                                                   0
    Cash paid on stock split in lieu of
          fractional shares .............                                                (4)                                 (4)
    Net change in unrealized gain
          (loss) on securities available-
          for-sale, net of taxes ........                                                                 466               466
     Sale of stock ......................                              114                                                  114
     Stock options exercised ............                               45                                                   45
                                              -----------         -----------      --------         --------            -------
Balance at March 31, 1998 ...............     $        20      $    13,965          $ 12,869            $ 699           $27,553
                                              -----------         -----------      --------         --------            -------


                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                          Notes to Financial Statements
                                   (Unaudited)

                      September 30, 1997 and March 31, 1998


(1) Consolidation

The audited and unaudited consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended September 30, 1997. The results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

(3) Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 128, "Earnings per Share". FAS No. 128 provides revised reporting standards for earnings per share ("EPS") and is effective for financial statement periods ending after December 15, 1997. FAS No. 128 eliminates primary and fully diluted EPS disclosures and adds new disclosures of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company adopted FAS No. 128 as of December 31, 1997 and all prior period per share amounts have been restated.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                         Three Months Ended      Six Months Ended
                                              March 31,              March 31,
Numerator:                                 1998       1997       1998       1997
                                         ------     ------     ------     ------
Net income .........................     $  665     $  638     $1,333     $1,260
                                         ------     ------     ------     ------

   Numerator for basic and
    diluted earnings per share .....     $  665     $  638     $1,333     $1,260
                                         ------     ------     ------     ------

Denominator:

Denominator for basic earnings
   per share - weighted average
   shares ..........................      1,959      1,912      1,953      1,903

Effect of dilutive securities:
   Employee stock options ..........         86         61         86         61
                                         ------     ------     ------     ------

Denominator for diluted earnings
   per share - weighted average
   shares and assumed conversions ..      2,045      1,973      2,039      1,964
                                         ======     ======     ======     ======

Basic earnings per share ...........     $  .34     $  .33     $  .68     $  .66
                                         ======     ======     ======     ======

Diluted earnings per share .........     $  .32     $  .32     $  .65     $  .64
                                         ======     ======     ======     ======


(4) Per share amounts have been restated to give retroactive effect to the 10% common stock dividend declared by the Company's Board of Directors and paid on May 28, 1997, and the five for four stock split paid on March 31, 1998.

(5) Securities

The Company accounts for investments in debt and equity securities in accordance with FAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available-for-sale are reported as a separate component of equity. Unrealized gains of $699,000, net of tax, on investments classified as available-for-sale are recorded as a separate component of equity at March 31, 1998.

(6) Loans Receivable

         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                       March 31,      September 30,
                                                         1998             1997
                                                       ---------      ---------
       First mortgage loans:
                Conventional:
                         1-4 family dwellings ....     $ 106,309      $  97,698
                         Multi-family dwellings ..         4,123          4,165
                Commercial .......................        23,093         19,976
                Construction .....................         9,856          7,614
                                                       ---------      ---------
                                                         143,381        129,453
                                                       ---------      ---------
       Less:
                Loans in process .................        (6,365)        (3,695)
                Unearned discounts and fees ......        (1,003)          (912)
                                                       ---------      ---------
                                                         136,013        124,846
                                                       ---------      ---------
       Installment loans:
                Home equity ......................        39,552         37,271
                Mobile home loans ................            41             68
                Consumer loans ...................         2,383          2,579
                Other ............................         4,056          3,163
                                                       ---------      ---------
                                                          46,032         43,081
                                                       ---------      ---------
Commercial loans:

                Commercial business loans ........        17,336         16,325
                Lease loans ......................         1,761            548
                                                       ---------      ---------
                                                          19,097         16,873
                                                       ---------      ---------
       Less: Allowance for possible loan losses ..        (2,114)        (1,931)
                                                       ---------      ---------

                Loans receivable, net ............     $ 199,028      $ 182,869
                                                       =========      =========

(7) Changes in the allowance for loan losses for the six months ended March 31, 1998 and 1997 are as follows (dollar amounts in thousands):

                                                          1998            1997
                                                        -------         -------
Balance at beginning of the fiscal year ........        $ 1,931         $ 1,530
Provision for loan losses ......................            225             235
Charge-offs ....................................            (46)           (105)
Recoveries .....................................              4              17
                                                        -------         -------

Balance at March 31, ...........................        $ 2,114         $ 1,677
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

At March 31, 1998, there are no loans that are considered to be impaired under FAS No. 114. The average recorded investment in impaired loans during the six months ended March 31, 1998, was zero. For the six months ended March 31, 1998, the Company recognized no interest income on those impaired loans, using the cash basis of income recognition.

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

On July 17, 1997, on behalf of the Trust, the Company requested relief from the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission, exempting the Trust from the reporting requirements of the Securities Exchange Act of 1934. The Trust is a wholly-owned subsidiary of the Company, has no independent operations and issued securities that contained a full and unconditional guarantee of its parent, the Company. On January 29, 1998, the Company received notification from the Division exempting the Trust from the reporting requirements.

(9) The Company has adopted a plan to address Year 2000 data processing issues. The plan includes the assessment of all internal systems, programs and data processing applications as well as those provided to the Company by third-party vendors. In addition, a program to ascertain the readiness of key customer systems has been undertaken. The Company is utilizing both internal and external resources for this project. A significant portion of the Company's data processing software is provided by third-party vendors from which the Company has received confirmation that they expect to be compliant with Year 2000 issues on a timely basis. The Company is coordinating with third-party vendors to perform testing of all significant applications. This testing is expected to be completed by December 31, 1998. The Company is also developing a contingency plan that would be implemented should any applications or systems fail to be Year 2000 compliant. However, based on representations from third-party vendors, the Company believes all significant applications will be compliant. The Company has not incurred significant expense to date and does not yet have an estimate of the cost to address Year 2000 issues; however, the Company does not expect the costs to be material to future operations.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1997 and March 31, 1998

Total assets of the Company increased $22.0 million or 5.8% to $402.9 million at March 31, 1998 from $381.0 million at September 30, 1997. Significant changes in individual categories were increases in loans receivable of $16.2 million, investment securities held-to-maturity of $2.0 million, investment securities available-for-sale of $2.6 million, mortgage-backed securities available-for-sale of $2.4 million, and a decrease in mortgage-backed securities held-to-maturity of $5.9 million.

Total liabilities of the Bank increased by $20.3 million or 5.7% to $375.4 million at March 31, 1998 from $355.1 million at September 30, 1997. The increase primarily reflects an $18.8 million increase in savings deposits and a $1.0 million increase in advance payments by borrowers for taxes and insurance.

Stockholders' equity increased $1.7 million or 6.5% to $27.6 million at March 31, 1998, compared to September 30, 1997. The increase reflects net income for the six month period ended March 31, 1998 of $1.3 million, an increase in unrealized holding gains on securities available-for-sale of $466,000, stock options exercised of $45,000 and stock issued under the Dividend Reinvestment Plan of $114,000. Partially offsetting these increases were common stock cash dividends paid of $281,000.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented. (Dollar amounts in thousands):

                                                          March 31,   September 30,
                                                            1998          1997
                                                           ------        ------
Non-accrual residential real
  estate loans (one-to-four-family) ................       $  124        $   94
Non-accrual construction, multi-family
  residential and commercial real estate loans .....          119           751
Non-accrual installment and
  commercial business loans ........................           57           271
                                                           ------        ------

Total non-performing loans .........................       $  300        $1,116
                                                           ======        ======
Total non-performing loans as
  a percent of net loans receivable ................          .15%          .61%
                                                           ======        ======
Total real estate owned,
  net of related reserves ..........................       $   21        $ --
                                                           ======        ======
Total non-performing loans and real estate
  owned as a percent of total assets ...............          .08%          .29%
                                                           ======        ======

Included in non-performing loans at March 31, 1998 are 5 single-family residential real estate loans totaling $124,000, two commercial real estate loans totaling $119,000, 23 installment loans totaling $46,000, and one commercial business loan totaling $11,000. Of the 5 non-performing single-family residential real estate loans, the largest amounted to $61,000. Of the two commercial real estate loans, the largest is an $84,000 loan on a commercial office building and the other is a $35,000 loan to a local community development group.

The 23 installment loans total $46,000 and consist of various secured and unsecured consumer loans and credit card loans. The largest loan is for $7,000.

The commercial business loan for $11,000 is represents a bankruptcy situation.

At March 31, 1998, the Bank had an allowance for possible loan losses of $2.1 million or 1.06% of net loans receivable, as compared to an allowance of $1.9 million or 1.06% of net loans receivable at September 30, 1997. The allowance for possible loan losses equals 704% of non-performing loans at March 31, 1998.

Management has evaluated these non-performing loans and the overall allowance for possible loan losses and is satisfied that the allowance for possible losses on loans at March 31, 1998 is adequate. In that regard, consideration was given to the increase in the level of the allowance from September 30, 1997 to March 31, 1998, as well as the coverage of non-performing loans the allowance provides at March 31, 1998.

Real estate owned at March 31, 1998 consists of one single-family residential property located in Pittsburgh, Pennsylvania totaling $21,000. The property is currently for sale and management believes that the carrying value of the property at March 31, 1998 approximates the net realizable value of the property. However, while management uses the best information available to make such determinations, future adjustments may become necessary.


                       Comparison of Results of Operations
           for the Three and Six Months Ended March 31, 1998 and 1997

Net Income

Net income for the three months ended March 31, 1998 was $665,000 compared to $638,000 for the same period in 1997, an increase of $27,000 or 4.2%. The increase reflects an increase in net interest income of $68,000 or 2.7%, an increase in other income of $83,000 or 36.9%, a decrease in the provision for loan losses of $10,000 or 8.3%, and a decrease in the provision for income taxes of $50,000 or 13.1%. Partially offsetting these factors was an increase in other operating expenses of $184,000 or 11.8%.

Net income for the six months ended March 31, 1998 was $1.33 million compared to $1.26 million for the same period in 1997, an increase of $72,000 or 5.7%. The increase reflects an increase in net interest income of $303,000 or 6.1%, an increase in other income of $117,000 or 28.5% and a decrease in the provision for loan losses of $10,000 or 4.3%. Partially offsetting these factors was an increase in other operating expenses of $356,000 or 11.3%.

Interest Rate Spread

The Bank's interest rate spread, the difference between yields on interest-earning assets and the cost of funds, decreased to 2.56% in the three months ended March 31, 1998 from 3.08% in the same period in 1997. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                            Three Months Ended March 31,
                                                                  1998        1997
                                                                  ----       -----
Average yield on:
   Mortgage loans .......................................         7.74%       8.04%
   Mortgage-backed securities ...........................         6.38        6.32
   Installment loans ....................................         8.21        8.11
   Commercial business loans ............................         9.62       10.17
   Interest-earning deposits with other institutions,
     investment securities, and FHLB stock (1) ..........         6.91        7.09
                                                                  ----       -----
   Total interest-earning assets ........................         7.32        7.40
                                                                  ----       -----
Average rates paid on:
   Savings deposits .....................................         4.26        4.02
   Borrowed funds .......................................         5.94        5.41
                                                                  ----       -----
   Total interest-bearing liabilities ...................         4.76        4.32
                                                                  ----       -----
Average interest rate spread ............................         2.56%       3.08%
                                                                  ====       =====
Net yield on interest-earning assets ....................         2.80%       3.32%
                                                                  ====       =====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's interest rate spread decreased to 2.68% in the six months ended March 31, 1998 from 3.13% in the same period in fiscal 1997. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                               Six Months Ended March 31,
                                                                   1998       1997
                                                                  -----      -----
Average yield on:
   Mortgage loans ........................................         8.00%      8.06%
   Mortgage-backed securities ............................         6.44       6.31
   Installment loans .....................................         8.32       8.23
   Commercial business loans .............................        10.12      10.15
   Interest-earning deposits with other institutions,
     investment securities, and FHLB stock (1) ...........         6.95       7.08
                                                                  -----      -----
   Total interest-earning assets .........................         7.45       7.42
                                                                  -----      -----
Average rates paid on:
   Savings deposits ......................................         4.25       4.01
   Borrowed funds ........................................         5.99       5.31
                                                                  -----      -----
   Total interest-bearing liabilities ....................         4.77       4.29
                                                                  -----      -----
Average interest rate spread .............................         2.68%      3.13%
                                                                  =====      =====
Net yield on interest-earning assets .....................         2.89%      3.33%
                                                                  =====      =====


(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income

Interest on loans increased $749,000 or 23.3% to $4.0 million for the three months ended March 31, 1998, compared to the same period in 1997. The increase is attributable to an increase in the average loan balance outstanding during the 1997 period, partially offset by a decrease in the yield earned on these assets in the 1998 period as compared to the same period in 1997. Interest on loans increased $1.6 million or 24.4% to $8.0 for the six months ended March 31, 1998, compared to the same period in fiscal 1997. The increase is attributable to an increase in the average loan balance outstanding during the 1998 period, partially offset by a decrease in the yield earned on these assets in the fiscal 1998 period as compared to the same period in fiscal 1997. The increase in the average balance of the loan portfolio in the fiscal 1998 periods reflects management's continued strategy of emphasizing and increasing loans. The lower yield earned on the portfolio reflects the lower long term interest rate environment that has existed for much of fiscal 1998, as both new loans originated are at lower rates and more existing borrowers refinance into lower rate loans.

Interest on mortgage-backed securities increased $340,000 or 21.1% to $2.0 million and $854,000 or 27.0% to $4.0 million for the three and six months ended March 31, 1998, respectively, as compared to the same periods in 1997. The increase for both the three and six month periods ended March 31, 1998, reflects both an increase in the average balance of mortgage-backed securities owned in the fiscal 1998 periods, as compared to fiscal 1997, and an increase in the average yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities increased $86,000 or 10.0% to $943,000 for the three month period ended March 31, 1998, as compared to the same period in 1997. The increase reflects an increase in the average balance in the portfolio, partially offset by a decrease in the yield earned on these investments. For the six month period ended March 31, 1998, interest on interest-earning deposits with other institutions and investment securities increased $151,000 or 8.8% to $1.9 million, as compared to the same period in the prior year. The increase reflects an increase in the average balance of such securities and deposits, partially offset by a decrease in the yield earned on these investments.

Interest Expense

Interest on savings deposits increased $415,000 or 17.9% to $2.7 million and $722,000 or 15.5% to $5.4 million for the three and six month periods ended March 31, 1998, respectively, as compared to the same periods in fiscal 1997. The increase for both the three and six month periods in fiscal 1998 as compared to fiscal 1997 reflects an increase in the average cost of deposits, as well as an increase in the average balance of savings deposits for the fiscal 1997 periods. The increase in the average balance of savings deposits reflects management's decision to more aggressively price and pursue retail deposits and the potential additional customer relationships that could ensue. Additionally, short term interest rates have remained relatively high in fiscal 1998, compared to long term rates, thus deposit costs have increased.

Interest on borrowed funds increased $436,000 or 49.3% to $1.3 million and $1.0 million or 61.6% to $2.7 million for the three and six month periods ended March 31, 1998, respectively, as compared to the same periods in fiscal 1997. The increases for both periods in fiscal 1998 as compared to fiscal 1997 reflect both an increase in the average cost of borrowing during the 1998 periods, as compared to 1997, as well as an increase in the Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements outstanding during the fiscal 1998 periods. The Bank continues to rely on these wholesale funding sources in fiscal 1998 as an additional way to fund growth.

Interest on guaranteed preferred beneficial interest in subordinated debt was $256,000 and $512,000 for the three and six month periods ended March 31, 1998. As discussed more fully in Note 8, the Preferred Securities were issued in May 1997.

Net Interest Income Before Provision for Loan Losses

The Bank's net interest income before provision for loan losses increased $68,000 or 2.7% to $2.6 million, and $303,000 or 6.1% to $5.2 million for the three and six month periods ended March 31, 1998, respectively, as compared to the same periods in fiscal 1997. The increase for both periods is attributable to an increase in earning assets partially offset by a decrease in interest rate spread.

Provision for Loan Losses

The provision for loan losses decreased $10,000 or 8.3% to $110,000 and $10,000 or 4.3% to $225,000 for the three and six month periods ended March 31, 1998, respectively, as compared to the same periods in fiscal 1997. The provision for both years reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. The allowance for possible loan losses has increased from $1.7 million at March 31, 1997 to $2.1 million at March 31, 1998.

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

Other Income

Total non-interest or other income increased $83,000 or 36.9% to $307,000 and $117,000 or 28.5% to $525,000 for the three and six month periods ended March 31, 1998, respectively, as compared to the same periods in fiscal 1997.

Service fee income, which includes late charges on loans and fees for loans serviced for others, increased $13,000 or 79.0% to $30,000 for the three month period ended March 31, 1998, as compared to the same period in the prior year. The increase is primarily attributable to an increase in late charges on mortgages, as well as the imposition of a late charge fee on credit cards. Service fee income increased $28,000 or 78.6% to $64,000 for the six month period ended March 31, 1998, as compared to the same period in fiscal 1997. The increase is primarily attributable to an increase in late charges on all loans, the imposition of a late charge on credit cards, and the collection of a fee related to a program whereby customers could skip their regular loan payment over the Christmas holidays.

Loss on the sale of investment and mortgage-backed securities was $1,000 for the three month period ended March 31, 1998, as compared to a gain of $22,000 in the same period in 1997. For the six month period ended March 31, 1998, a gain of $8,000 was recorded, as compared to a gain of $20,000 for the same period in fiscal 1997. All sales were made from the available-for-sale portfolio in the periods and were done to reflect current economic conditions and asset/liability management strategies, as well as changing market conditions.

Gain on sale of loans was $7,000 and $9,000 for the three and six month periods ended March 31, 1998, respectively, as compared to gains of $3,000 and $5,000 in the comparable periods in fiscal 1997. The Bank sells education loans to the Student Loan Marketing Association ("SLMA"). Such sales generally result in some gain or loss being realized and are being done to reduce the Bank's position in these loans, which are generally lower yielding and subject to extensive and costly government regulation. The Bank does not intend to originate additional student loans for its portfolio, except those that will be serviced by SLMA. Results generally reflect the timing of such sales.

Other operating income includes miscellaneous sources of income which consist primarily of various fees related to checking accounts, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $89,000 or 48.9% to $271,000 and increased $97,000 or 27.9% to $444,000 for the three and six month periods ended March 31, 1998, as compared to the same periods in fiscal 1997. The increase for both the three and six month periods is primarily due to increases in checking account service charges, fees related to debit cards, increased fees on the sale of accident and health insurance on loans, and profit on the sale of some used equipment.

Other Expenses

Total operating expenses increased $184,000 or 9.8% to $1.8 million and $356,000 or 11.3% to $3.5 million for the three and six month periods ended March 31, 1998, respectively, as compared to the same period in fiscal 1997.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $150,000 or 17.6% to $1.0 million and $284,000 or 16.1% to $2.0 million for the three and six month periods ended March 31, 1998, respectively, compared to the same periods in fiscal 1997. Factors contributing to the increase were normal salary increases, higher bonuses awarded in fiscal 1998, an increase in the number of employees on the payroll, particularly professionals employed in the lending area, and an increase in retirement and health care expenses.

Office occupancy and equipment expense increased $17,000 or 12.0% to $161,000 and $11,000 or 3.8% to $299,000 for the three and six month periods ended March 31, 1998, respectively, compared to the same periods in fiscal 1997. In both the three and six month periods, increases in rent expense on the Company's new loan center were partially offset by decreased equipment maintenance costs.

Depreciation and amortization increased $4,000 or 3.0% to $127,000 and $14,000 or 6.1% to $250,000 for the three and six month periods ended March 31, 1998, respectively, compared to the same periods in fiscal 1997. The results reflect the purchase of new computer equipment, primarily for back room operations, as well as an automatic teller machine for the Washington Road branch.

Federal insurance premiums were $38,000 in both the three month periods ended March 31, 1998 and 1997. For the six months ended March 31, 1998, federal deposit insurance premiums were $76,000, compared to $38,000 in the comparable period in fiscal 1997. As a result of the Deposit Insurance Funds Act of 1996 and the resulting payment of a one-time special assessment in 1996, the Savings Association Insurance Fund was fully capitalized to the level required by law. The FDIC then determined that, for the quarter ended December 31, 1996, no deposit insurance premiums would be due from many institutions, including the Bank. Thus there was no deposit insurance expense for the three months ended December 31, 1996. For subsequent periods, the amount of the premium is based on the average amount of deposits outstanding and is currently approximately 6.22 basis points.

Net loss on real estate owned was $1,000 for the three months ended March 31, 1998, as compared to a net loss of $26,000 in the comparable period in fiscal 1997. Net loss on real estate owned was $10,000 and $33,000 for the six month periods ended March 31, 1998 and 1997, respectively. Results for the periods reflect the sale of property held as real estate owned. At March 31, 1998, the Bank has one single family property valued at $21,000 classified as real estate owned.

Amortization of intangibles was zero for the three month periods ended March 31, 1998 and 1997. Amortization of intangibles was zero and $44,000 for the six month periods ended March 31, 1998 and 1997, respectively. The intangibles generated by the three branch acquisitions that occurred in November 1991 were being amortized on a straight-line basis over five years. These intangibles were fully amortized in November 1996.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges and other administrative expenses, increased $38,000 or 9.8% to $421,000 and $75,000 or 9.9% to $830,000
for the three and six month periods ended March 31, 1998, respectively, as compared to the same periods in fiscal 1997. Significant variations between both the three and six month periods in fiscal 1998, as compared to fiscal 1997, include increases in advertising, stationary and supplies, consulting fees, and costs related to the introduction of a new credit card program. Partially offsetting these increases were decreases in automatic teller machine network expenses and insurance premiums.

Income Taxes

Income taxes decreased $50,000 or 13.1% to $335,000 and increased $1,000 or .1% to $694,000 for the three and six month periods ended March 31, 1998, respectively, compared to the same periods in fiscal 1997. The decrease in taxes for the three month period ended March 31, 1998, reflects decreased taxable income in the 1998 period, as well as a decrease in the effective tax rate to 33.5%, as compared to 37.7% for the comparable period in the prior year. The increase in taxes for the six month period ended March 31, 1998, reflects increased taxable income in the 1998 period, substantially offset by a decrease in the effective tax rate to 34.25%, as compared to 35.5% for the comparable period in the prior year. The decreased effective tax rate primarily results from the Bank's increased purchases of tax-free investments.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available-for-sale securities) and perpetual preferred stock, less goodwill and other nonqualifying intangible assets ("Tier 1 capital"). The remainder (i.e. , the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At March 31, 1998, the Company had Tier 1 capital as a percentage of risk-weighted assets of 16.9% and total risk-based capital as a percentage of risk-weighted assets of 18.5%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio or Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At March 31, 1998, the Company had a Leverage Ratio of 9.0%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 1998, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.32% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 1998, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.9%.

A reconciliation of Stockholders' Equity to Regulatory Capital is as follows:

Stockholder's equity at March 31, 1998 (1)                           $25,149,804
Unrealized securities gains                                              516,474
                                                                     -----------
Tier 1 Capital at March 31, 1998                                      24,633,330
Plus: Qualifying loan loss allowance                                   2,113,644
                                                                     -----------
Total capital at March 31, 1998                                      $26,746,974
                                                                     ===========

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033.

Liquidity

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 1998, the total of approved loan commitments amounted to $4.5 million. In addition, the Bank had $6.4 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $113.1 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

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




                                                         FIDELITY BANK



Date:  May 15, 1998                                  By: /s/ William L. Windisch
                                                         -----------------------
                                                         William L. Windisch
                                                         President and
                                                         Chief Executive Officer


Date:  May 15, 1998                                  By: /s/ Richard G. Spencer
                                                         ----------------------
                                                         Richard G. Spencer
                                                         Vice President and
                                                         Chief Financial Officer