Form 10QSB/A
period 1998-03-31
FIDELITY BANCORP INC
filed 1998-06-04
CIK 769207

U.S. Securities and Exchange Commission


                             WASHINGTON, D.C. 20549

                                  FORM 10QSB/A
                                Amendment No. 1

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

Item 2.  Changes in Securities
             None

Item 3.  Defaults Upon Senior Securities
             Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          A.   The Annual Meeting of Stockholders was held on February 3, 1998.

          B. The following item, in addition to the election of directors and ratification of auditors, was submitted for approval to the stockholders of Fidelity Bancorp, Inc. and was approved thereby by the requisite vote required:

          (1) To consider and act upon a proposal to adopt the Fidelity Bancorp, Inc. 1997 Employee Stock Compensation Program.

          The stockholders voted as follows for Proposal (1)

                    For:         1,042,068
                    Against:       100,536
                    Abstain:        29,514
                    Non-voted:     387,330

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K
          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                         FIDELITY BANK



Date:  June 3, 1998                                  By: /s/ William L. Windisch
                                                         -----------------------
                                                         William L. Windisch
                                                         President and
                                                         Chief Executive Officer


Date:  June 3, 1998                                  By: /s/ Richard G. Spencer
                                                         ----------------------
                                                         Richard G. Spencer
                                                         Vice President and
                                                         Chief Financial Officer