Form 10-Q
period 1998-06-30
FIDELITY BANCORP INC
filed 1998-08-13
CIK 769207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Period Ended June 30, 1998

                                       OR

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the Transition Period from ___________to__________

                         Commission file number 0-26850

                         First Defiance Financial Corp.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                              34-1803915
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification) Number)

601 Clinton Street, Defiance, Ohio                              43512
----------------------------------                           ----------
(Address or principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:  (419) 782-5015
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [ X ]     No  [  ]

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes  [  ]    No   [  ]

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value -- 8,157,870 shares outstanding at August 7, 1998.

                         FIRST DEFIANCE FINANCIAL CORP.


                                      INDEX


PART I.-FINANCIAL INFORMATION

 Item 1.        Consolidated Condensed Financial Statements (Unaudited):

                Consolidated Condensed Statements of Financial
                Condition - June 30, 1998 and December 31, 1997

                Consolidated Condensed Statements of Income Three months ended June 30, 1998 and 1997;
                Six months ended June 30, 1998 and 1997

                Consolidated Condensed Statement of Changes in
                Stockholders' Equity - Six months ended
                June 30, 1998

                Consolidated Condensed Statements of Cash Flows
                - Six months ended June 30, 1998 and 1997


                Notes to Consolidated Condensed Financial Statements

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

PART II.        OTHER INFORMATION:

 Item 1.        Legal Proceedings

 Item 2.        Changes in Securities

 Item 3.        Defaults upon Senior Securities

 Item 4.        Submission of Matters to a Vote of Security Holders

 Item 5.        Other Information

 Item 6.        Exhibits and Reports on Form 8-K

                Signatures

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                                 FIRST DEFIANCE FINANCIAL CORP.

                    Consolidated Condensed Statements of Financial Condition
                                          (UNAUDITED)
                         (Amounts in Thousands, except for share data)



                                                        June 30, 1998       December 31, 1997
                                                        -------------        -----------------
ASSETS
Cash and cash equivalents:
     Cash and amounts due from
         depository institutions .....................     $  5,666              $  8,149
     Interest-bearing deposits .......................         --                     848
                                                           --------              --------
                                                              5,666                 8,997
Securities:
     Available-for-sale, carried at fair value .......       66,670                82,436
     Held-to-maturity, carried at amortized cost
         (approximate fair value $16,977 and $21,370
         at June 30, 1998 and December 31,
         1997, respectively) .........................       16,660                20,953
                                                           --------              --------
                                                             83,330               103,389
Loans held for sale (at lower of cost or fair value,
     approximate  fair  value
     $3,358 and $89 at June 30,
     1998 and December 31,1997, respectively) ........        3,309                    88
Loans receivable, net ................................      462,229               441,823
Accrued interest receivable ..........................        3,293                 3,480
Federal Home Loan Bank stock .........................        3,901                 3,764
Office properties and equipment ......................       18,114                16,799
Deferred federal income taxes ........................          234                   415
Real estate, mobile homes and other
     assets held for sale ............................          465                   541
Other assets .........................................        1,583                   402
                                                           --------              --------

                                                           $582,124              $579,698
                                                           ========              ========

See accompanying notes.

                               FIRST DEFIANCE FINANCIAL CORP.

                  Consolidated Condensed Statements of Financial Condition
                                         (UNAUDITED)
                        (Amounts in Thousands, except for share data)


                                                     June 30, 1998       December 31, 1997
                                                     -------------       -----------------
LIABILITIES AND
     STOCKHOLDERS' EQUITY
Deposits .........................................     $ 404,493              $ 395,322
Advances from Federal Home Loan Bank .............        66,140                 71,665
Other liabilities ................................         8,219                  5,826
                                                       ---------              ---------
Total liabilities ................................       478,852                472,813

STOCKHOLDERS' EQUITY

Preferred stock, no par value per share:
     5,000,000 shares authorized; no shares
     issued ......................................          --                     --
Common stock, $.01 par value per share:
     20,000,000 shares authorized; 8,157,867 and
     8,527,683 shares outstanding at June 30,
     1998 and December 31, 1997, respectively ....            82                     85
Additional paid-in capital .......................        62,536                 65,726
Stock acquired by ESOP ...........................        (4,196)                (4,534)
Stock acquired by Management
     Recognition Plan ............................        (1,111)                (1,387)
Net unrealized losses on available-for-sale
     securities, net of income taxes of $7
     and $25 at June 30, 1998 and
     December 31, 1997, respectively .............           (14)                   (50)
Retained earnings - substantially restricted .....        45,975                 47,045
                                                       ---------              ---------
Total stockholders' equity .......................       103,272                106,885
                                                       ---------              ---------

Total liabilities and stockholders' equity .......     $ 582,124              $ 579,698
                                                       =========              =========

See accompanying notes

                               FIRST DEFIANCE FINANCIAL CORP.

                         Consolidated Condensed Statements of Income
                                         (UNAUDITED)
                        (Amounts in Thousands, except per share data)

                                                  Three Months Ended      Six Months Ended
                                                       June 30                 June 30
                                                 -------------------     -------------------
                                                   1998       1997         1998        1997
                                                 -------     -------     -------     -------
Interest income:
      Mortgage and other loans .............     $ 9,894     $ 9,220     $19,647     $18,251
      Investment securities ................       1,425       1,501       3,005       3,059
      Deposits with banks ..................           3          33          12          44
                                                 -------     -------     -------     -------
Total interest income ......................      11,322      10,754      22,664      21,354

Interest expense:
     Deposits ..............................       4,625       4,487       9,180       8,833
     Federal Home Loan Bank
       advances and other borrowings .......         964         697       1,935       1,316
                                                 -------     -------     -------     -------
Total interest expense .....................       5,589       5,184      11,115      10,149
                                                 -------     -------     -------     -------

Net interest income ........................       5,733       5,570      11,549      11,205
Provision for loan losses ..................         239         282         688         646
                                                 -------     -------     -------     -------
Net interest income after provision
     for loan losses .......................       5,494       5,288      10,861      10,559

Non-interest expense .......................       3,763       3,378       7,322       6,632
Non-interest income ........................         585         357       1,069         693
                                                 -------     -------     -------     -------
Income before income taxes .................       2,316       2,267       4,608       4,620
Income taxes ...............................         771         746       1,555       1,541
                                                 -------     -------     -------     -------

Net income .................................     $ 1,545     $ 1,521     $ 3,053     $ 3,079
                                                 =======     =======     =======     =======
Earnings per share: (Note 4)
     Basic .................................     $   .21     $   .18     $   .40     $   .36
                                                 =======     =======     =======     =======
     Diluted ...............................     $   .20     $   .17     $   .39     $   .34
                                                 =======     =======     =======     =======

Dividends declared per share (Note 3) ......     $   .09     $   .08     $   .18     $   .16
                                                 =======     =======     =======     =======
Average number of shares
     Outstanding: (Note 4)
              Basic ........................       7,464       8,622       7,553       8,612
                                                 =======     =======     =======     =======
              Diluted ......................       7,814       8,937       7,917       8,926
                                                 =======     =======     =======     =======

See accompanying notes

                                              FIRST DEFIANCE FINANCIAL CORP.

                            Consolidated Condensed Statement of Changes in Stockholders' Equity
                                                        (UNAUDITED)
                                                  (Amounts in Thousands)



                                                                                                   Stock Acquired By
                                                                                              -----------------------------
                                                                          Additional                             Management
                                                         Common             Paid-in                             Recognition
                                                          Stock             Capital              ESOP               Plan
                                                          -----             -------              ----               ----

Balance at December 31, 1997 .................          $     85           $ 65,726           $ (4,534)          $ (1,387)

Comprehensive income:
     Net Income
     Other comprehensive income, net of tax
         ESOP shares released ................                                  261                338
         Change in unrealized gains (losses)
               net of income taxes of $18
         Amortization of deferred compensation
               of Management Recognition Plan                                                                         276
Total comprehensive income

Stock issued under Option Plan ...............                 1                392

Purchase of common stock for
    treasury .................................                (4)            (3,843)

Dividends declared (Note 3)
                                                        --------           --------           --------           --------
Balance at June 30, 1998 .....................          $     82           $ 62,536           $ (4,196)          $ (1,111)
                                                        ========           ========           ========           ========


See accompanying notes

                                       FIRST DEFIANCE FINANCIAL CORP.

               Consolidated Condensed Statement of Changes in Stockholders' Equity (Continued)
                                                 (UNAUDITED)
                                           (Amounts in Thousands)



                                                   Net Unrealized
                                                      losses on                                   Total
                                                   available-for-         Retained            Stockholders'
                                                   sale securities        Earnings               Equity
                                                   ---------------        --------               ------
Balance at December 31, 1997 ...................     $    (50)             $ 47,045              $106,885

Comprehensive income:
     Net Income ................................                              3,053                 3,053
     Other comprehensive income, net of tax:
         ESOP shares released ..................                                                      599
         Change in unrealized gains (losses)
              net of income taxes of $18 .......           36                                          36
         Amortization of deferred compensation
              of Management Recognition Plan ...                                                      276
                                                                                                 --------
Total comprehensive income .....................                                                    3,964

Stock issued under Option Plan .................                                                      393

Purchase of common stock for
    treasury ...................................                             (2,751)               (6,598)

Dividends declared (Note 3) ....................                             (1,372)               (1,372)
                                                     --------              --------              --------

Balance at June 30, 1998 .......................     $    (14)             $ 45,975              $103,272
                                                     ========              ========              ========


See accompanying notes

                         FIRST DEFIANCE FINANCIAL CORP.

                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                             (Amounts in Thousands)



                                                                     Six Months
                                                                    Ended June 30,
                                                                  1998          1997
                                                               --------      --------
Operating Activities
Net income ...............................................     $  3,053      $  3,079
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses ...........................          688           646
     Provision for depreciation, amortization of premiums
         and accretion of discounts on securities ........          506           366
     Gain on sale or call of available-for-sale securities         --             (12)
     Gain on sale of loans ...............................         (263)          (68)
     Amortization of Management Recognition Plan
         deferred compensation ...........................          276           376
     Release of ESOP Shares ..............................          599           488
     Gain on disposal of office properties and equipment .           (1)           (3)
     Deferred federal income tax provision (credit) ......          163          (128)
     Proceeds from sale of loans .........................       15,107         3,778
     Originations of loans held for sale .................      (18,065)       (3,280)
     Increase in interest receivable and other assets ....         (994)         (700)
     Increase in other liabilities .......................        2,425           190
                                                               --------      --------
Net cash provided by operating activities ................        3,494         4,732

Investing Activities
Proceeds from maturities of held-to-maturity securities ..        4,274         2,339
Proceeds from maturities of available-for-sale securities        22,167         4,121
Proceeds from sales of available-for-sale securities .....         --           2,350
Proceeds from sales of real estate, mobile homes, and
     other assets held for sale ..........................          943           727
Proceeds from sales of office properties and equipment ...           15             3
Purchases of available-for-sale securities ...............       (6,316)          (99)
Purchases of Federal Home Loan Bank stock ................         (137)         (164)
Purchases of office properties and equipment .............       (1,846)       (2,644)
Net increase in loans receivable .........................      (21,961)      (15,534)
                                                               --------      --------
Net cash used in investing activities ....................       (2,861)       (8,901)

                         FIRST DEFIANCE FINANCIAL CORP.
           Consolidated Condensed Statements of Cash Flows (Continued)
                                   (UNAUDITED)
                             (Amounts in Thousands)



                                                                 Six Months Ended
                                                                    June 30,
                                                               1998          1997
                                                            --------      --------
Financing Activities
Net increase in deposits ..............................        9,171           868
Repayment of Federal Home Loan Bank long-term advances          (725)         (735)
Proceeds from Federal Home Loan Bank long-term advances       25,000          --
Net (decrease) increase in Federal Home Loan Bank
     short-term advances ..............................      (29,800)        7,314
Purchase of common stock for treasury .................       (6,598)       (1,423)
Cash dividends paid ...................................       (1,405)       (1,414)
Proceeds from exercise of stock options ...............          393            16
                                                            --------      --------
Net cash (used in) provided by financing activities ...       (3,964)        4,626
                                                            --------      --------
(Decrease) increase in cash and cash equivalents ......       (3,331)          457
Cash and cash equivalents at beginning of period ......        8,997         4,752
                                                            --------      --------

Cash and cash equivalents at end of period ............     $  5,666      $  5,209
                                                            ========      ========

Supplemental cash flow information:
Interest paid .........................................     $ 11,379      $  9,841
                                                            ========      ========
Income taxes paid .....................................     $  1,354      $  1,809
                                                            ========      ========
Transfers from loans to real estate, mobile homes
     and other assets held for sale ...................     $    867      $    726
                                                            ========      ========
Noncash operating activities:
Change in deferred tax established on net unrealized
     gain or loss on available-for-sale securities ....     $    (18)     $    (27)
                                                            ========      ========
Noncash investing activities:
Decrease in net unrealized loss on
     available-for-sale securities ....................     $     54      $     80
                                                            ========      ========
Noncash financing activities:
Cash dividends declared but not paid ..................     $    687      $    706
                                                            ========      ========

See accompanying notes.

                         FIRST DEFIANCE FINANCIAL CORP.

              Notes to Consolidated Condensed Financial Statements
                          (Unaudited at June 30, 1998)

--------------------------------------------------------------------------------

1.   Principles of Consolidation

     The consolidated condensed financial statements include the accounts of First Defiance Financial Corp. ("First Defiance" or "the Company")) and its wholly owned savings and loan, First Federal Savings and Loan ("First Federal"). In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Basis of Presentation

     The consolidated condensed statement of financial condition at December 31, 1997 has been derived from the audited financial statements at that date.

     The accompanying consolidated condensed financial statements as of June 30, 1998 and for the three and six month periods ending June 30, 1998 and 1997 have been prepared by First Defiance without audit and do not include information or footnotes necessary for the complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in First Defiance's annual report for the year ended December 31, 1997. However, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial statements have been made. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

3.   Dividends on Common Stock

     As of June 30, 1998, First Defiance had declared a quarterly cash dividend of $.09 per share for the second quarter of 1998, payable July 22, 1998.

4.   Earnings Per Share

     Basic earnings per share as disclosed under Financial Accounting Standard ("FAS") No. 128 has been calculated by dividing net income by the weighted average number of shares of common stock outstanding for the three month and six month periods ended June 30, 1998 and 1997. First Defiance accounts for the shares issued to its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants ("AICPA"). As a result, shares controlled by the ESOP are not considered in the weighted average number of shares of common stock outstanding until the shares are committed for allocation to an employee's individual account. In the calculation of diluted earnings per share as of June 30, 1998 and 1997, the effect of shares issuable under stock option plans and unvested shares under the Management Recognition Plan have been accounted for using the Treasury Stock method.

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at June 30, 1997)

--------------------------------------------------------------------------------

4.   Earnings Per Share (cont.)


     The following table sets forth the computation of basic and diluted earning per share:

                                              Three Months Ended    Six Months Ended
                                                   June 30                June 30
                                                   -------                 -------
                                               1998       1997       1998       1997
                                              ------     ------     ------     ------
Numerator for basic and diluted
  earnings per share - net income .......     $1,545     $1,521     $3,053     $3,079
                                              ------     ------     ------     ------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares .....      7,464      8,622      7,553      8,612
  Effect of dilutive securities:
    Employee stock options ..............        257        230        263        224
    Unvested Management Recognition
        Plan stock ......................         93         85        101         90
                                              ------     ------     ------     ------
  Dilutive potential common shares ......        350        315        364        314
                                              ------     ------     ------     ------

  Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversions ......      7,814      8,937      7,917      8,926
                                              ------     ------     ------     ------
Basic earnings per share ................     $  .21     $  .18     $  .40     $  .36
                                              ------     ------     ------     ------
Diluted earnings per share ..............     $  .20     $  .17     $  .39     $  .34
                                              ------     ------     ------     ------


5.   Stock Option Disclosures

     FASB Statement No. 123, "Accounting for Stock-Based Compensation." requires either: (a) recognition of compensation cost in earnings for stock-based compensation plans based upon their fair value; or (b) pro forma disclosures of what earnings and per share amounts would have been had the fair value method been used for expense recognition. First Defiance has elected to use the pro forma disclosure option. As provided in Statement No. 123, the disclosure provisions for companies electing pro forma disclosures are not required to be applied in interim reports which do not include a complete set of financial statements.

                         FIRST DEFIANCE FINANCIAL CORP.

                          (Unaudited at June 30, 1997)

--------------------------------------------------------------------------------

6.    New Accounting Pronouncement

     The Company has adopted FAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with shareholders) and includes net income, net unrealized gains or losses on available-for-sale securities, and reductions in the Management Recognition Plan ("MRP") and Employee Stock Ownership Plan ("ESOP") suspense accounts. As this new standard only requires additional information in the financial statements, it does not affect the Company's financial position or results of operations. Comprehensive income for the three-month periods ended June 30, 1998 and 1997 was $1,926,000 and $2,329,000 respectively. Comprehensive income for the six-month periods ended June 30, 1998 and 1997 was $3,964,000 and $3,995,000 respectively.

     The FASB has released Statement No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities". This statement establishes accounting and reporting standards for derivative financial instruments and it requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. The standard becomes effective for First Defiance for the first quarter of the year 2000 and is not expected to have a material impact on the Company's financial statements.

7.    Subsequent Events

     On July 1, 1998, the Company completed the acquisition of The Leader Mortgage Company ("Leader"). The total purchase price for Leader, including certain non-compete payments, was approximately $39.6 million. Leader specializes in servicing loans made under various first-time homebuyer programs offered by certain state or local agencies. At June 30, 1998 Leader serviced approximately 81,000 loans with a balance of $4.7 billion. The acquisition will be accounted for as a purchase.

     On July 30, 1998, the Company sold the majority of loans in its mobile home portfolio in a private sale. The pre-tax gain on the sale, net of costs, was slightly more than $200,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
First Defiance is a holding company which conducts business through its wholly owned subsidiary, First Federal Savings and Loan, Defiance Ohio, which is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans primarily in the five counties in which its offices are located and in contiguous Putnam County. Single family residential mortgage loans amounted to $270.8 million or 57.0% of First Defiance's total loan portfolio at June 30, 1998. To a lesser extent, First Defiance originates other real estate loans secured by non-residential real estate and construction loans, which amounted to $39.3 million or 8.3% of total loans at June 30, 1998. Approximately 34.7% or $164.6 million of First Defiance's loan portfolio as of June 30, 1998 consisted of non-real estate loans including consumer finance loans, primarily automobile loans, which amounted to $74.9 million or 15.8% of the total loan portfolio, commercial loans, which amounted to $36.0 million or 7.6% of the total loan portfolio and mobile home loans which amounted to $25.1 million or 5.3% of the total loan portfolio. (See Note 7, Subsequent Events)

First Defiance is an authorized seller/servicer for the Federal Home Loan Mortgage Corporation ("Freddie Mac"). First Defiance sold 100 and 27 loans during the three months ended June 30, 1998 and 1997 respectively (201 and 54 for the six months ended June 30, 1998 and 1997). The Company realized a gain on sale of those loans of approximately $144,000 and $37,000 for three months ended June 30, 1998 and 1997 respectively ($263,000 and $68,000 for the respective six month periods). Fixed rate loans with a maturity of at least twenty years, which meet the Freddie Mac underwriting guidelines, are classified as available-for-sale loans. First Defiance retains the servicing rights on all mortgage loans sold. Mortgage servicing rights capitalized at June 30, 1998 were approximately $305,000.

First Defiance also invests in U.S. Treasury and federal government agency obligations, money market mutual funds which are comprised of U.S. Treasury obligations, obligations of the State of Ohio and its political subdivisions, mortgage-backed securities which are issued by federal agencies, and to a lesser extent, collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Management determines the appropriate classification of all such securities at the time of purchase in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Securities are classified as held-to-maturity when First Federal has the positive intent and ability to hold the security to maturity. Held-to-maturity securities are stated at amortized cost and had a recorded value of $16.7 million at June 30, 1998. Securities not classified as held-to-maturity are classified as available-for-sale, which are stated at fair value and had a recorded value of $66.7 million at June 30, 1998. The available-for-sale portfolio consists of U.S. Treasury securities and obligations of U.S. Government corporations and agencies ($40.2 million), corporate bonds ($10.1 million), certain municipal obligations ($3.5 million), adjustable-rate mortgage backed security mutual funds ($8.9 million), and CMOs and REMICs ($4.0 million). In accordance with FASB Statement No. 115, unrealized holding gains and losses on available-for-sale securities are reported in a separate component of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

stockholders' equity and are not reported in earnings until realized. Net unrealized holding losses on available-for-sale securities were $21,000 at June 30, 1998, $14,000 after considering the related deferred tax benefit. For the six months ended June 30, 1998, unrealized losses decreased by $54,000 ($36,000 after tax).

The profitability of First Defiance is primarily dependent on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans and securities, and interest expense on interest-bearing deposits and Federal Home Loan Bank advances. First Defiance's earnings also depend, to a lesser extent, on the provision for loan losses, the level of its other income (including servicing fees and other fees) and its non-interest expenses, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

Changes in Financial Condition
At June 30, 1998, First Defiance's total assets, deposits and stockholders' equity amounted to $582.1 million, $404.5 million and $103.3 million, respectively, compared to $579.7 million, $395.3 million and $106.9 million, respectively, at December 31, 1997. Net loans receivable have increased from $441.8 million at December 31, 1997 to $462.2 million at June 30, 1998. This increase was funded primarily with maturing or redeemed securities. Securities decreased from $103.4 million at December 31, 1997 to $83.3 million at June 30, 1998 as a result of U.S. Government Agency securities being called prior to maturity. Proceeds from those calls were used to fund loan growth and pay down advances from the Federal Home Loan Bank ("FHLB") rather than being reinvested at current rates. As a result, FHLB advances decreased from $71.7 million at December 31, 1997 to $66.1 million at June 30, 1998. First Defiance has completed six 5% stock repurchases as of June 30, 1998. As of June 30, 1998, First Defiance has repurchased 426,384 shares of its own stock during 1998 for a total cost of $6.6 million, an average of $15.47 per share.

Subsequent Events
On July 1, 1998 First Defiance completed its acquisition of The Leader Mortgage Company for $39.6 million, including non-compete agreements. The Cleveland-based company specializes in servicing mortgage loans of state and municipal agencies under various first-time homebuyer programs. The acquisition of The Leader Mortgage Company will be accounted for as a purchase.

On July 30, 1998 First Defiance completed a sale of approximately $22 million of the mobile home loans held in its portfolio. The sale resulted in a pretax gain of approximately $200,000 which will be recorded in the 1998 third quarter

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Average Balances, Net Interest Income and Yields Earned and Rates Paid
The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in thousands of dollars and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based upon daily balances.

                                                         Three Months Ended June 30,
                                      ---------------------------------------------------------------
                                                   1998                              1997
                                      -----------------------------       ---------------------------
                                       Average               Yield          Average            Yield
                                       Balance    Interest   Rate(1)        Balance  Interest  Rate(1)
                                       -------    --------   -------        -------  --------  -------
Interest-earning assets:
   Loans receivable                    $458,935     $9,894    8.62%        $425,263   $9,220    8.67%
   Securities                            90,115      1,428    6.34           96,200    1,534    6.38
   Dividends on FHLB stock                3,832         69    7.20            3,106       56    7.21
                                       --------     ------                 --------   ------
   Total interest-earning assets        552,882     11,392    8.24          524,569   10,810    8.24
Non-interest-earning assets              28,922                              26,645
                                       --------                            --------
   Total assets                        $581,804                            $551,214
                                       ========                            ========

Interest-bearing liabilities:
   Deposits                            $405,870     $4,625    4.56%        $380,665   $4,487    4.71%
   FHLB advances and other               66,703        964    5.78           47,985      697    5.81
                                      ---------     ------                --------   ------
   Total interest-bearing liabilities   472,573      5,589    4.73          428,650    5,184    4.84
                                                    ------    ----                    ------    ----
Non-interest-bearing liabilities          6,030                               4,422
                                       --------                            --------
   Total liabilities                    478,603                             433,072
Stockholders' equity                    103,201                             118,142
                                       --------                           ---------
   Total liabilities and stock-
      holders' equity                  $581,804                            $551,214
                                       ========                            ========
Net interest income; interest
   rate spread                                      $5,803    3.51%                  $5,626     3.41%
                                                    ======    =====                  ======     =====
Net interest margin (2)                                       4.20%                             4.29%
                                                              =====                             =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 117%                              122%
                                                               ====                              ====

(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

                                                              Six Months Ended June 30,
                                      --------------------------------------------------------------------
                                                   1998                              1997
                                      ------------------------------      --------------------------------
                                       Average               Yield          Average                Yield
                                       Balance    Interest   Rate(1)        Balance    Interest    Rate(1)
                                       -------    --------   -------        -------    --------    -------
Interest-earning assets:
   Loans receivable                    $452,218    $19,647    8.69%        $422,097     $18,251     8.65%
   Securities                            94,499      3,017    6.39           98,105       3,103     6.33
   Dividends on FHLB stock                3,799        137    7.21            3,094         110     7.11
                                       --------     ------                --------      -------
   Total interest-earning assets        550,516     22,801    8.28          523,296      21,464     8.20
Non-interest-earning assets              28,272                              24,094
                                       --------                            --------
   Total assets                        $578,788                            $547,390
                                       ========                            ========

Interest-bearing liabilities:
   Deposits                            $401,814     $9,181    4.57%        $379,395      $8,833     4.66%
   FHLB advances and other               66,750      1,935    5.80           45,900       1,316     5.73
                                      ---------   --------                 --------     -------
   Total interest-bearing liabilities   468,564     11,116    4.74          425,295      10,149     4.77
                                                   -------   -----                                 -----
Non-interest-bearing liabilities          5,907                               4,229
                                       --------                            --------
   Total liabilities                    474,471                             429,524
Stockholders' equity                    104,317                             117,866
                                       --------                             -------
   Total liabilities and stock-
      holders' equity                  $578,788                            $547,390
                                       ========                            ========
Net interest income; interest
   rate spread                                     $11,685    3.54%                    $11,315      3.43%
                                                   =======    =====                    =======     =====
Net interest margin (2)                                       4.25%                                 4.32%
                                                              =====                                =====
Average interest-earning assets
   to average interest-bearing
   liabilities                                                 117%                                  123%
                                                               ====                                 ====

(1)  Annualized
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Results of Operations

Three Months Ended June  30, 1998 compared to Three Months Ended June 30, 1997
------------------------------------------------------------------------------

Net interest income, the difference between revenue generated from interest earning assets and the interest cost of funding those assets, is First Defiance's primary source of earnings. For the three-month period ending June 30, 1998, net interest income increased to $5,733,000 from $5,570,000 for the same period in 1997. First Defiance's interest rate spread (the difference between yield on average interest earning assets and the interest rate on average interest-bearing liabilities) for the 1998 second quarter was 3.51%, which was 10 basis points higher than the 1997 second quarter level of 3.41%.

The increase in net interest income was due primarily to the increase in the average interest-earning assets, to $552.9 million for the quarter ended June 30, 1998 compared to $524.6 million for the same period in 1997. The growth was in First Defiance's loan portfolio, where the average balance increased to $458.9 million for the three months ended June 30, 1998 compared to $425.3 for the same period in 1997. Interest on those loans increased to $9,894,000 for the three months ended June 30, 1998 compared to $9,220,000 for the same period in 1997. Earnings from investment securities declined during the 1998 second quarter compared to the same period in 1997 because of a $6.1 million reduction in the average balance of securities outstanding. Investment security maturities and redemptions were used to fund a portion of the growth in loans. First Defiance's yield on earning assets was 8.24% for both of the three month periods ended June 30, 1998 and 1997 despite of the fact that the individual yields on loans and investment securities decreased for the 1998 period compared to 1997. This resulted from the replacing of lower yielding investment securities with higher yielding loans.

The increase in interest income was substantially offset by an 7.8%, increase in interest expense, to $5,589,000 for the quarter ended June 30, 1998 compared to $5,184,000 for the same period in 1997. This increase was due to a $18.7 million increase in the average balance of FHLB advances outstanding, from $48.0 million for the three months ended June 30, 1998 to $66.7 million for the same period in 1998. These advances, which are used to fund loan growth, as well as other cash needs including stock repurchases, actually decreased from the $71.7 million ending balance at December 31, 1997 to $66.1 million at June 30, 1998. The decrease in advances between December 31, 1997 and June 30, 1998 is primarily due to the fact that the proceeds from agency securities which were called during the period were used to pay down advances. Interest expense also increased due to an increase in the average deposits outstanding, which increased to $405.9 million for the three months ended June 30, 1998 from $380.7 million for the same period in 1997. The average rate paid on those deposits dropped fifteen basis points, from an average of 4.71% in 1997 to an average of 4.56% in 1998.

In addition to a slight increase in net interest income, First Defiance had a slightly lower provision for loan losses during the 1998 second quarter ($239,000) compared to the same period in 1997 ($282,000). Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on historical experience, the volume and type of lending conducted by First Defiance, industry standards, the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

amount of non-performing assets and loan charge-off activity, general economic conditions, particularly as they relate to First Defiance's market area, and other factors related to the collectibility of First Defiance's loan portfolio. The decrease in the provision reflects a decrease in charge-offs in the second quarter of 1998 compared to the relatively high levels experienced in 1997.

Non-performing assets, which include loans 90 days or more past due, loans deemed impaired, and repossessed assets totaled $1.7 million at June 30, 1998, which is .29% of total assets. The allowance for loan losses at June 30, 1998 was $2.9 million compared to $2.8 million at March 31, 1998 and $2.7 million at December 31, 1997. For the quarter ended June 30, 1998, First Defiance charged off $190,000 of loans against its allowance and realized recoveries of $59,000 from loans previously charged off. During the same quarter in 1997, First Defiance charged off $237,000 in loans and realized recoveries of $53,000.

Total non-interest expense for the quarter ended June 30, 1998 was $3.8 million, compared to $3.4 million for the quarter ended June 30, 1997. Compensation and benefits for the quarter ended June 30, 1998 were $1,968,000 compared to $1,796,000 for the same period in 1997, an increase of 9.6%. The increase in compensation and benefits was due primarily to the addition of two new branches, in Paulding Ohio, which opened in September, 1997, and Hicksville Ohio, which opened in February 1998. This increase in compensation for the quarter ended June 30, 1998 as compared to the same period of 1997 was partially offset by a $45,000 reduction in expense related to the Company's ESOP plan, primarily due to a reduction in contributions, and a $59,000 reduction in the Management Recognition Plan expense due to accelerated expense recognition for such awards.

Occupancy expense increased to $431,000 compared to $350,000. This increase was due to increased depreciation brought about by the addition of the two new branches along with continued upgrades to all of the Company's computer hardware and software to assure Year 2000 compliance.

Data processing expense for the quarter ended June 30, 1998 was $247,000 compared to $175,000 for the same period in 1997. This increase was primarily due to the implementation of several new applications beginning in 1997.

Non-interest income, consisting primarily of fee income, dividends on FHLB stock, and gains on mortgage loans sold was $585,000 for the quarter ended June 30, 1998 compared to $357,000 for the same period in 1996. The increase was due primarily to a $106,000 increase in the gains on loans sold as well as increases in other fees.

First Defiance has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 33.3% for the quarter ended June 30, 1998 compared to 32.9% for the same period in 1996.

As a result of the above factors, net income for the quarter ended June 30, 1998 was $1,545,000 compared to $1,521,000 for the comparable period in 1997. On a per share basis, basic and diluted earnings per share for the three months ended June 30, 1998 was $.21 and $.20 respectively compared to $.18 and $.17 for the same period in 1997. The increase in earnings per share is attributable to a decrease in the average shares outstanding as a result of three five percent stock buy backs completed since the beginning of 1997. Average shares outstanding for the basic and diluted calculations were 7,464,000 and 7,814,000 respectively for the quarter ended June 30, 1998 compared to 8,612,000 and 8,926,000 respectively for the quarter ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

First Defiance's board of directors declared a dividend of $.09 per common share as of June 30, 1997. The dividend amounted to $734,208, including dividends on unallocated ESOP shares. It was paid on July 22, 1998. Dividends are subject to determination and declaration by the board of directors, which will take into account First Defiance's financial condition and results of operations, economic conditions, industry standards and regulatory restrictions which affect First Defiance's ability to pay dividends.

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

For the six month period ended June 30, 1998, net interest income increased to $11,549,000 from $11,205,000 for the same period in 1997. First Defiance's interest rate spread for the six-month period was 3.54%, which exceeded the spread for the six month period ended June 30, 1997 by 11 basis points.

The increase in net interest income was due to an increase in the loan portfolio and a reduction in the Company's overall cost of funds, especially the cost of deposit liabilities.

First Defiance's average loans for the six months ended June 30, 1997 were $452.2 million compared to $422.1 million for the same period in 1997. As a result of the growth in the loan portfolio and a four basis point increase in the average yield on loans, interest earned on loans increased to $19.6 million for the six months ended June 30, 1998 compared to $18.3 million for the first six months of 1997. Earnings from investments decreased slightly to $3.0 million for the six months ended June 30, 1998 compared to $3.1 million for the six months ended June 1997 because of a reduction in the average balance of investment securities outstanding of $3.6 million partially offset by a six basis point increase in the average yield on investment securities. The average balance of securities outstanding was $94.5 million for the six months ended June 30, 1998 compared to $98.1 million for the same period in 1997. Investment securities were used both to fund a portion of the growth in the loan portfolio and the repurchase of stock.

Interest expense increased to $11.1 million for the six-month period ended June 30, 1998 from $10.1 million for the first half of 1997. This increase was due to a $20.9 million increase in the average balance of FHLB advances outstanding, from $45.9 million for the first half of 1997 to $66.8 million for the first half of 1998. These advances were used to fund the loan growth and stock repurchases noted above. The cost of First Defiance's deposit liabilities increased from $8.8 million for the six-month period ended June 30, 1997 to $9.2 million for the same period in 1998. This increase was the result of the average outstanding deposit balance increasing to $401.8 million for the six-months ended June 30, 1998 from $379.4 million for the same period in 1997. This increase in deposit interest expense was partially offset by the decrease in the average cost of deposits from 4.66% for the six months ended June 30, 1997 to 4.57% for the same period in 1998.

The provision for loan losses increased to $688,000 for the first half of 1998 compared to $646,000 during the first half of 1997. The loan loss provision is reflective of continued growth in the higher risk consumer and commercial portfolios along with a slight increase in the year to date net charge offs of 1998 compared to 1997. First Defiance charged off $603,000 of loans against its allowance for loan losses during the first half of 1998 and realized recoveries of $111,000 from loans previously charged off. During the same period in 1997, First Defiance charged off $522,000 in loans and realized recoveries of $84,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

Total non-interest expense for the first half of 1998 was $7.3 million compared to $6.6 million during the same period in 1997. Compensation and benefits increased to $3.8 million for the 1998 period from $3.6 million for the same period in 1996. Occupancy costs also increased during the first half of 1998, to $840,000 from $585,000 for the first half of 1997. In addition data processing costs increased to $471,000 for the first half of 1998 compared to $372,000 for the same period in 1997. In addition to the reasons noted in the discussion of the results of operations for the three month periods above, occupancy costs increased for the six-month period in 1998 because of a full six months of depreciation on major office renovations completed during the first half of 1997.

Non-interest income was $1,069,000 for the first half of 1998 compared to $693,000 for 1997. $195,000 of this increase was the result of increased gains on the sale of mortgage loans. The remaining increase was due to increases in the fees on deposit accounts and dividends on Federal Home Loan Bank stock.

The Company has computed federal income tax expense in accordance with FASB Statement No. 109 which resulted in an effective tax rate of 33.7% for the first half of 1998 compared to 33.3% during the first half of 1997.

As a result of the above factors, net income for the six-month period ended June 30, 1998 decreased slightly to $3,053,000 from $3,079,000 for the six months ended June 30, 1997. However, because of the reduction in the average shares outstanding related to the stock repurchase programs, on a per share basis, basic and diluted earnings per share for the six months ended June 30, 1998 increased to $.40 and $.39 respectively compared to $.36 and $.34 for the same period in 1997. Average shares outstanding for the basic and diluted calculations were 7,553,000 and 7,917,000 respectively for the six-months ended June 30, 1998 compared to 8,622,000 and 8,937,000 respectively for the six-months ended June 30, 1997.

Through June 30, 1997, First Defiance has declared dividends totaling $.18 per share.

Liquidity and Capital Resources
First Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. First Federal's liquidity substantially exceeded applicable liquidity requirements throughout the three-month period ended June 30, 1998.

First Defiance generated $3,494,000 of cash from operating activities during the first six months of 1998. The Company's cash from operating activities results from net income for the period, adjusted for various non-cash items, including the provision for loan losses, depreciation and amortization, ESOP expense related to release of shares, and changes in loans available for sale, interest

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

receivable and other assets, and other liabilities. The primary investing activity of First Defiance is lending, which is funded with cash provided by operations, proceeds from the amortization and prepayments of existing loans, proceeds from the sale or maturity of securities, borrowings from the FHLB, and customer deposits.

At June 30, 1998, First Defiance had $8.5 million in outstanding mortgage loan commitments and loans in process to be funded generally within the next six months and an additional $28.7 million committed under existing consumer and commercial lines of credit and standby letters of credit. At that date, the total amount of certificates of deposit that are scheduled to mature by June 30, 1999 is $224.7 million. First Defiance believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If First Defiance requires funds beyond its internal funding capabilities, advances from the FHLB of Cincinnati are available as an additional source of borrowings.

Currently First Defiance invests in on-balance sheet derivative securities as part of the overall asset and liability management process. Such derivative securities include agency step-up, REMIC and CMO investments. Such investments are not classified as high risk at June 30, 1998 and do not present risk significantly different than other mortgage-backed or agency securities. First Defiance does not invest in off-balance sheet derivative securities.

First Federal is required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement.

The following table sets forth First Federal's compliance with each of the capital requirements at June 30, 1998.

                                         Tangible        Core         Risk-Based
                                         Capital       Capital      Capital (1)(2)
                                        ---------      ---------      ---------
                                                  (Dollars in Thousands)

Regulatory capital ................     $  84,112      $  84,112      $  86,541
Minimum required regulatory
   capital ........................         8,689         23,169         31,234
                                        ---------      ---------      ---------
Excess regulatory capital .........     $  75,423      $  60,943      $  55,307
                                        =========      =========      =========
Regulatory capital as a
   percentage of assets (3) .......          14.5%          14.5%          21.5%
Minimum capital required as
   a percentage of assets .........           1.5%           4.0%           8.0%
                                        ---------      ---------      ---------
Excess regulatory capital as a
   percentage in excess of
   requirement ....................          13.0%          10.5%          13.5%
                                        =========      =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Continued

(1) Does not reflect the interest-rate risk component in the risk-based capital requirement, discussed above.
(2)  Reflects fully phased-in deductions from total capital.
(3) Tangible and core capital are computed as a percentage of adjusted total assets of $581.9 million. Risk-based capital is computed as a percentage of total risk-weighted assets of $384.7 million.

FDIC Insurance
The Deposits of First Federal are currently insured by the Savings Association Insurance Fund("SAIF") which is administered by the FDIC. The FDIC also administers the Bank Insurance Fund ("BIF") which generally provides insurance to commercial bank deposits. Both the SAIF and BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. First Federal's deposit insurance premiums for 1998 are approximately $0.064 per $100 of deposits.

Technology Risk
In order to limit its technology risk, First Defiance has outsourced the majority of its computer processing tasks to a variety of third-party vendors.

An ongoing assessment of technology risk includes an assessment of third party vendors readiness for processing in the year 2000. Management is coordinating with its primary data processing provider, BISYS, Inc. to perform testing of all mission critical applications during the third and fourth quarters of 1998. Management also has reviewed all existing hardware and software that it maintains in house. Certain older personal computers which are not Year 2000 compliant are being replaced and certain software applications require upgrades which are readily available. The Company has implemented a contingency plan which includes the replacement of its principal data processing provider should mission critical applications not be fully tested and verified as being Year 2000 compliant by specified dates. Management believes that all vendors will be compliant and that mission critical applications will be tested by the end of 1998.

Management does not believe that the cost of being Year 2000 compliant will be material to the financial statements of First Defiance.

                         FIRST FEDERAL SAVINGS AND LOAN
                                 DEFIANCE, OHIO

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

          First Defiance is not engaged in any legal proceedings of a material nature.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          a. Reports on form 8-K. On July 16, 1998 First Defiance filed a current report on Form 8-K, dated July 16, 1998, reporting, pursuant to Item 5 of such form, that First Defiance completed the acquisition of The Leader Mortgage Company effective July 1, 1998.

                         FIRST DEFIANCE FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           First Defiance Financial Corp.
                                                    (Registrant)



Date:  August 13, 1998                     By:   /s/ Don C. Van Brackel
       ---------------                           ----------------------
                                                 Don C. Van Brackel
                                                 Chairman, President and
                                                 Chief Executive Officer


Date:  August 13, 1998                     By:   /s/ John C. Wahl
       --------------                            -------------------
                                                 John C. Wahl
                                                 Senior Vice President, Chief
                                                 Financial Officer and
                                                 Treasurer