Form 10QSB
period 1998-06-30
FIDELITY BANCORP INC
filed 1998-08-14
CIK 769207

U.S. Securities and Exchange Commission


                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,973,987 shares, par value $0.01, at July 31, 1998

         Transitional Small Business Disclosure Format (Check one):
                             Yes [   ];  No  [ X ].

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index


Part I - Financial Information

Item 1.  Financial Statements

          Statements of Financial Condition as of September 30, 1997 and June 30, 1998 (Unaudited)

          Statements of Income (Unaudited) for the Three and Nine Month Periods
               Ended June 30, 1997 and 1998

          Statements of Cash Flows (Unaudited) for the Nine Months Ended
               June 30, 1997 and 1998

          Statement of Changes in Stockholders' Equity (Unaudited) for the Nine
               Months Ended June 30, 1997 and 1998

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information

                         FIDELITY BANCORP, INC. AND SUBSIDIARIES
                            Statements of Financial Condition
                                      (in thousands)


                                                                June 30,   September 30,
                                                                  1998         1997
                                                                --------     --------
                                                               (Unaudited)
                         Assets
Cash and amounts due from depository institutions .........     $  5,820     $  3,731
Interest-earning demand deposits with other institutions ..        1,859          243
Investment securities held-to-maturity ....................       11,339        8,541
Investment securities available-for-sale ..................       46,760        4,573
Loans receivable, net (Notes 6 and 7) .....................      206,494      182,869
Mortgage-backed securities, held-to-maturity ..............       23,872       34,065
Mortgage-backed securities available-for-sale .............       82,950       93,851
Real estate owned, net ....................................           21         --
Federal Home Loan Bank stock - at cost ....................        5,050        4,885
Accrued interest receivable, net ..........................        2,572        2,415
Office premises and equipment, net ........................        3,303        3,467
Deferred tax asset ........................................          684          852
Prepaid expenses and sundry assets ........................        5,456        1,472
                                                                --------     --------

       Total Assets .......................................     $396,180     $380,964
                                                                ========     ========

     Liabilities and Net worth

Liabilities:
   Savings deposits .......................................     $260,734     $244,192
   Federal Home Loan Bank advances ........................       90,000       96,700
   Reverse repurchase agreements ..........................        2,202        1,183
   Advance deposits by borrowers for
      taxes and insurance .................................        2,870        1,097
   Accrued interest on savings and other deposits .........           76          159
   Accrued interest on trust preferred securities .........          211          211
   Accrued income taxes payable ...........................          215          204
   Other accrued expenses and sundry liabilities ..........        1,540        1,087
   Guaranteed preferred beneficial interest in
       Company's debentures (Note 8) ......................       10,250       10,250
                                                                --------     --------

       Total Liabilities ..................................      368,098      355,083
                                                                --------     --------

                         FIDELITY BANCORP, INC. AND SUBSIDIARIES
                            Statements of Financial Condition
                                      (in thousands)
                                        (continued)


                                                                June 30,   September 30,
                                                                  1998         1997
                                                                --------     --------
                                                               (Unaudited)
Stockholders' equity (Notes 4 and 5):
   Common Stock, $0.01 par value per share,
      10,000,000 shares authorized; 1,973,987 and
      1,943,469 shares issued and outstanding, respectively           20           15
   Additional paid-in capital .............................       14,040       13,811
   Retained earnings - substantially restricted ...........       13,427       11,822
   Unrealized gain (loss) on securities available-for-sale           595          233
                                                                --------     --------
       Total Stockholders' Equity .........................       28,082       25,881
                                                                --------     --------
       Total Liabilities and Stockholders' Equity .........     $396,180     $380,964
                                                                ========     ========

See accompanying notes to financial statements.

                              FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                 Statements of Income (Unaudited)
                                          (in Thousands)


                                                     Three Months Ended        Nine Months Ended
                                                          June 30,                 June 30,
                                                    --------------------      -------------------
                                                      1998        1997         1998         1997
                                                    -------      -------      -------     -------
Interest income:
   Loans ......................................     $ 4,231      $ 3,464      $12,175     $ 9,861
   Mortgage-backed securities .................       1,877        1,726        5,914       4,893
   Investment securities:
       Taxable ................................         627          591        1,937       1,791
        Tax-exempt ............................         342          184          870         698
   Deposits with other institutions ...........          12            2           44           7
                                                    -------      -------      -------     -------
      Total interest income ...................       7,089        5,967       20,940      17,250
                                                    -------      -------      -------     -------

Interest expense:
   Savings deposits ...........................       2,766        2,381        8,161       7,054
   Guaranteed preferred beneficial interest
    in subordinated debt (Note 8) .............         256          137          768         137
   Borrowed funds .............................       1,351          914        4,056       2,587
                                                    -------      -------      -------     -------
      Total interest expense ..................       4,373        3,432       12,985       9,778
                                                    -------      -------      -------     -------

Net interest income before provision
   for loan losses ............................       2,716        2,535        7,955       7,472
Provision for loan losses .....................          90          130          315         365
                                                    -------      -------      -------     -------
Net interest income after provision
   for loan losses ............................       2,626        2,405        7,640       7,107
                                                    -------      -------      -------     -------

Other income:
   Service fee income .........................          29           21           93          57
   Gain (loss) on sale of investment and
      mortgage-backed securities, net .........          60            6           68          27
   Gain (loss) on sale of loans ...............          (3)          11            6          16
   Other operating income .....................         230          184          674         530
                                                    -------      -------      -------     -------
      Total other income ......................         316          222          841         630
                                                    -------      -------      -------     -------

                              FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                 Statements of Income (Unaudited)
                                          (in Thousands)
                                            (continued)


                                                     Three Months Ended        Nine Months Ended
                                                          June 30,                 June 30,
                                                    --------------------      -------------------
                                                      1998        1997         1998         1997
                                                    -------      -------      -------     -------
Operating expenses:
   Compensation and employee benefits .........       1,097          924        3,143       2,687
   Occupancy and equipment expense ............         167          151          467         439
   Depreciation and amortization ..............         132          119          382         355
   Federal insurance premiums .................          39           38          115          76
   (Gain) loss on real estate owned, net ......           2          (16)          11          36
   Amortization of intangibles ................        --           --           --            44
   Other operating expenses ...................         421          394        1,252       1,130
                                                    -------      -------      -------     -------
      Total operating expenses ................       1,858        1,610        5,370       4,767
                                                    -------      -------      -------     -------

Income before income tax provision ............       1,084        1,017        3,111       2,970

Income tax provision ..........................         349          361        1,043       1,054
                                                    -------      -------      -------     -------
Net income ....................................     $   735      $   656      $ 2,068     $ 1,916
                                                    =======      =======      =======     =======
Basic earnings per common share (Notes 3&4) ...     $  0.37      $  0.34      $  1.06     $  1.00
                                                    =======      =======      =======     =======
Diluted earnings per common share (Notes 3&4)       $  0.36      $  0.33      $  1.02     $  0.97
                                                    =======      =======      =======     =======

Dividends per common share (Note 4) ...........     $   .09      $ .072       $  .234     $  .196
                                                    =======      =======      =======     =======

See accompanying notes to financial statements

                               FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                Statements of Cash Flows (Unaudited)
                                           (in thousands)

                                                                                   Nine Months
                                                                                  Ended June 30,
                                                                              ----------------------
                                                                                 1998          1997
                                                                              --------      --------
Operating Activities:
     Net income .........................................................     $  2,068      $  1,916
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses ......................................          315           365
         Loss on real estate owned ......................................           11            36
         Depreciation and amortization ..................................          382           355
         Deferred loan fee amortization .................................         (137)         (123)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net .......................................          315           234
         Amortization of intangibles ....................................           --            44
         Net (gain) loss on sale of investment securities ...............         (186)          (57)
         Net (gain) loss on sale of mortgage-backed securities ..........          118            30
         Net (gain) loss  on sale of loans ..............................           (6)          (16)
         Origination of loans held-for-sale .............................          (80)         (552)
         Proceeds from sale of loans held-for-sale ......................           81           560
         (Increase) decrease in interest receivable .....................         (157)         (318)
         (Increase) decrease in deferred tax asset ......................          168           335
         Increase (decrease) in accrued income taxes ....................           11           976
         Increase (decrease) in interest payable ........................          (83)           71
         SAIF assessment ................................................         --          (1,530)
         Other changes, net .............................................        3,835          (545)
                                                                              --------      --------

        Net cash provided (used) by operating activities ................        6,655         1,781
                                                                              --------      --------
Investing Activities:

     Proceeds from sales of investment securities available-for-sale ....       16,322        15,192
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale ........................        2,005         2,000
     Purchases of investment securities available-for-sale ..............      (20,261)       (8,011)
     Proceeds from sales of mortgage-backed securities available-for-sale       40,145         8,588
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale ............................       14,467         5,680
     Purchases of mortgage-backed securities available-for-sale .........      (43,544)      (38,895)
     Proceeds from maturities and principal repayments of investment
        securities held-to-maturity .....................................        5,202         1,408
     Purchases of investment securities held-to-maturity ................       (7,997)       (2,625)
     Purchases of mortgage-backed securities held-to-maturity ...........         --          (5,053)

                               FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                Statements of Cash Flows (Unaudited)
                                           (in thousands)
                                             (continued)
                                                                                   Nine Months
                                                                                  Ended June 30,
                                                                              ----------------------
                                                                                 1998          1997
                                                                              --------      --------
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity ......................................       10,054         3,763
     Principal repayments on first mortgage loans .......................       18,278        11,964
     Principal repayments on other loans ................................       24,690        15,345
     First mortgage loans originated and disbursed ......................      (40,350)      (25,867)
     Other loans originated .............................................      (34,431)      (27,459)
     Proceeds from sale of other loans ..................................          460           319
     Additions to office premises and equipment .........................         (235)         (529)
  Net purchases of FHLB Stock ...........................................         (165)       (1,359)
                                                                              --------      --------
  Net cash provided (used) by investing activities ......................      (15,360)      (45,539)
                                                                              --------      --------
Financing Activities:
Net increase (decrease) in savings deposits                                     16,542         4,360
Increase in advance payments by borrowers for taxes and insurance                1,773         1,412
Increase (decrease) in reverse repurchase agreements                             1,019           971
FHLB advance repayments                                                       (861,715)   (1,165,525)
FHLB advances                                                                  855,015     1,192,575
Cash dividends paid                                                               (459)         (376)
Stock options exercised                                                            150           266
Proceeds from sale of stock                                                         84            57
Proceeds from guaranteed preferred beneficial interest in
  subordinated debt                                                                  0        10,250
                                                                              --------      --------
Net cash provided (used) by financing activities                                12,409        43,990
                                                                              --------      --------

Increase (decrease) in cash and cash equivalents                                 3,704           232

Cash and cash equivalents at beginning of period                                 3,975         4,762
                                                                              --------      --------

Cash and cash equivalents at end of period                                    $  7,679      $  4,994
                                                                              ========      ========
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings                                  $  12,970      $  9,537
  Income taxes                                                               $   1,025      $     78
                                                                             ---------      --------

Transfer of loan to REO                                                      $      21      $    120
                                                                             ---------      --------

See accompanying notes to financial statements.

                                         FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                      Statement of Changes in Stockholders' Equity
                                                     (in thousands)

                                            Additional                                Unrealized Gain/
                                              Common        Paid-in     Retained    (Loss) on Securities
                                               Stock        Capital      Earnings    Available-for-Sale          Total
                                               -----        -------      --------    ------------------          -----
Balance at September 30, 1996 ..........     $     14      $ 10,437      $ 12,523          $ (1,196)           $ 21,778

Net income .............................                                    1,916                                 1,916

  Cash dividends paid (4) ..............                                     (375)                                 (375)

  10% stock dividend on common
     stock .............................            1         2,902        (2,903)                                  -0-

  Cash paid on stock dividend in lieu of
     fractional shares .................                                       (1)                                   (1)

  Net change in unrealized gain
    (loss) on securities available-
    for-sale, net of taxes .............                                                        896                 896

  Sale of stock through Dividend
    Reinvestment Plan ..................                         57                                                  57

  Stock options exercised ..............                   $    266                                            $    266
                                             --------      --------      --------          --------            --------
Balance at June 30, 1997 ...............     $     15      $ 13,662      $ 11,160          $   (300)           $ 24,537
                                             ========      ========      ========          ========            ========


Balance at September 30, 1997 ..........     $     16      $ 13,810      $ 11,822          $    233            $ 25,881

Net income .............................                                    2,068                                 2,068

  Cash dividends paid (4) ..............                                     (459)                                 (459)

  5/4 Stock Split ......................            4            (4)                                                -0-

  Cash paid on stock split in lieu of
    fractional shares ..................                                       (4)                                   (4)

  Net change in unrealized gain
    (loss) on securities available-
    for-sale, net of taxes .............                                                        362                 362

  Sale of stock through Dividend
    Reinvestment Plan ..................                         150                                                150

  Stock options exercised ..............                   $     84                                            $     84
                                             --------      --------      --------          --------            --------
Balance at June 30, 1998 ...............     $     20      $ 14,040      $ 13,427          $    595            $ 28,082
                                             ========      ========      ========          ========            ========

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                          Notes to Financial Statements
                                   (Unaudited)
                      September 30, 1997 and June 30, 1998

(1) Consolidation
The audited and unaudited consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended September 30, 1997. The results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

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

                                          Three Months Ended      Nine Months Ended
                                                June 30,              June 30,
                                           -----------------     ------------------
Numerator:                                   1998       1997       1998        1997
                                           ------     ------     ------      ------

Net income ...........................     $  735     $  656     $2,068      $1,916
                                           ------     ------     ------      ------

   Numerator for basic and
    diluted earnings per share .......     $  735     $  656     $2,068      $1,916
                                           ------     ------     ------      ------

Denominator:
Denominator for basic earnings
   per share - weighted average shares      1,970      1,931      1,959       1,912
Effect of dilutive securities:
   Employee stock options ............         77         62         71          62
                                           ------     ------     ------      ------

Denominator for diluted earnings
   per share - weighted average
   shares and assumed conversions ....      2,047      1,993      2,030       1,974
                                           ======     ======     ======      ======

Basic earnings per share .............     $  .37     $  .34     $ 1.06      $ 1.00
                                           ======     ======     ======      ======

Diluted earnings per share ...........     $  .36     $  .33     $ 1.02      $  .97
                                           ======     ======     ======      ======


(4) Per share amounts have been restated to give retroactive effect to the 10% common stock dividend declared by the Company's Board of Directors and paid on May 28, 1997, and the five for four stock split paid on March 31, 1998.

(5) Securities
The Company accounts for investments in debt and equity securities in accordance with FAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available-for-sale are reported as a separate component of equity. Unrealized gains of $595,000, net of tax, on investments classified as available-for-sale are recorded as a separate component of equity at June 30, 1998.

(6) Loans Receivable

     Loans receivable are comprised of the following (dollar amounts in thousands):


                                                      June 30,     September 30,
                                                        1998            1997
                                                     ---------        ---------

First mortgage loans:
         Conventional:
                  1-4 family dwellings .......         111,790        $  97,698
                  Multi-family dwellings .....           4,090            4,165
         Commercial ..........................          21,610           19,976
         Construction ........................          14,400            7,614
                                                     ---------        ---------
                                                       151,890          129,453
                                                     ---------        ---------
Less:
         Loans in process ....................         (10,959)          (3,695)
         Unearned discounts and fees .........          (1,047)            (912)
                                                     ---------        ---------
                                                       139,884          124,846
                                                     ---------        ---------
Installment loans:
         Home equity .........................          41,177           37,271
         Mobile home loans ...................              19               68
         Consumer loans ......................           2,411            2,579
         Other ...............................           4,183            3,163
                                                     ---------        ---------
                                                        47,790           43,081
                                                     ---------        ---------
Commercial loans:
         Commercial business loans ...........          17,856           16,325
         Lease loans .........................           3,163              548
                                                     ---------        ---------
                                                        21,019           16,873
                                                     ---------        ---------

Less: Allowance for possible loan losses .....          (2,199)          (1,931)
                                                     ---------        ---------

         Loans receivable, net ...............       $ 206,494        $ 182,869
                                                     =========        =========

(7) Changes in the allowance for loan losses for the nine months ended June 30, 1998 and 1997 are as follows (dollar amounts in thousands):

                                                          1998            1997
                                                        -------         -------
Balance at beginning of the fiscal year ........        $ 1,931         $ 1,530
Provision for loan losses ......................            315             365
Charge-offs ....................................            (53)           (117)
Recoveries .....................................              6              22
                                                        -------         -------

Balance at June 30, ............................        $ 2,199         $ 1,800
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

At June 30, 1998, there are no loans that are considered to be impaired under FAS No. 114. The average recorded investment in impaired loans during the nine months ended June 30, 1998, was zero. For the nine months ended June 30, 1998, the Company recognized no interest income on those impaired loans, using the cash basis of income recognition.

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

(9) The Company has adopted a plan to address Year 2000 data processing issues. The plan includes the assessment of all internal systems, programs and data processing applications as well as those provided to the Company by third-party vendors. In addition, a program to ascertain the readiness of key customer systems has been undertaken. The Company is utilizing both internal and external resources for this project. A significant portion of the Company's data processing software is provided by third-party vendors from which the Company has received confirmation that they expect to be compliant with Year 2000 issues on a timely basis. The Company is coordinating with third-party vendors to perform testing of all significant applications. This testing is expected to be substantially completed by December 31, 1998. The Company is also developing a contingency plan that would be implemented should any applications or systems fail to be Year 2000 compliant. However, based on representations from third-party vendors, the Company believes all significant applications will be compliant. The Company currently estimates that the cost to address these issues will be approximately $300,000 to $400,000, but will not be material to the Company's results of operations in any one quarter or fiscal year. This estimate includes the cost, and resulting depreciation, of accelerating the replacement of computer equipment that is currently fully depreciated, or would have been by the year 2000, that would have been replaced in the ordinary course of business over the next two years. Year 2000 remediation costs are not expected to have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Comparison of Financial Condition at September 30, 1997 and June 30, 1998

Total assets of the Bank increased $15.2 million or 4.0% to $396.2 million at June 30, 1998 from $381.0 million at September 30, 1997. Significant changes in individual categories were increases in loans receivable of $23.6 million, investment securities held-to-maturity of $2.8 million, and investments available-for-sale of $2.2 million, and decreases in mortgage-backed securities held-to-maturity of $10.2 million and mortgage-backed securities available-for-sale of $10.9 million.

Total liabilities of the Bank increased by $13.0 million or 3.7% to $368.1 million at June 30, 1998 from $355.1 million at September 30, 1997. The increase reflects a $16.5 million increase in savings deposits, partially offset by a decrease in Federal Home Loan Bank advances outstanding of $6.7 million.

Stockholders' equity increased $2.2 million or 8.5% to $28.1 million at June 30, 1998, compared to September 30, 1997. The net increase reflects net income for the nine month period ended June 30, 1998 of $2.1 million, proceeds from stock options exercised of $150,000, and proceeds from the Dividend Reinvestment Plan of $84,000, as well as an increase in unrealized holding gains on securities available-for-sale of $362,000 and common stock cash dividends paid of $459,000.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented. (Dollar amounts in thousands):

                                                          June 30,        September 30,
                                                           1998               1997
                                                           ----               ----
Non-accrual residential real
  estate loans (one-to-four-family) ...................   $  554             $   94
Non-accrual construction, multi-family
  residential and commercial real estate loans ........       --                 751
Non-accrual installment and
  commercial business loans ...........................       90                271
                                                          ------             ------

Total non-performing loans ............................   $  644             $1,116
                                                          ======             ======
Total non-performing loans as
  a percent of net loans receivable ...................      .31%               .61%
                                                          ======             ======
Total real estate owned,
  net of related reserves .............................   $   21             $   --
                                                          ======             ======
Total non-performing loans and real estate
  owned as a percent of total assets ..................      .17%               .29%
                                                          ======             ======

Included in non-performing loans at June 30, 1998 are 15 single-family residential real estate loans totaling $554,000, 27 installment loans totaling $52,000, and two commercial business loans totaling $38,000. Of the 15 non-performing single-family residential real estate loans, the largest amounted to $199,000.

The 27 installment loans total $52,000 and consist of various secured and unsecured consumer loans and credit card loans. The largest loan is for $13,000.

The commercial business loans are for $10,000, which represents a bankruptcy situation in which the bankruptcy trustee is continuing to make payments, and for $28,000, which is partially guaranteed by the Small Business Administration.

At June 30, 1998, the Bank had an allowance for possible loan losses of $2.2 million or 1.06% of net loans receivable, as compared to an allowance of $1.9 million or 1.06% of net loans receivable at September 30, 1997. The allowance for possible loan losses equals 341% of non-performing loans at June 30, 1998.

Management has evaluated these non-performing loans and the overall allowance for possible loan losses and is satisfied that the allowance for possible losses on loans at June 30, 1998 is adequate. In that regard, consideration was given to the increase in the level of the allowance from September 30, 1997 to June 30, 1998, as well as the coverage of non-performing loans the allowance provides at June 30, 1998.

Real estate owned at June 30, 1998 consists of one single-family residential property located in Pittsburgh, Pennsylvania totaling $21,000. The property is currently for sale and management believes that the carrying value of the property at June 30, 1998 approximates the net realizable value of the property. However, while management uses the best information available to make such determinations, future adjustments may become necessary.

                       Comparison of Results of Operations
           for the Three and Nine Months Ended June 30, 1998 and 1997

Net Income

Net income for the three months ended June 30, 1998 was $735,000 compared to $656,000 for the same period in 1997, an increase of $79,000 or 12.1%. The increase reflects an increase in net interest income of $181,000 or 7.1%, a decrease in the provision for loan losses of $40,000 or 30.8%, an increase in other income of $94,000 or 42.3% and a decrease in the provision for income taxes of $12,000 or 3.3%. Partially offsetting these factors was an increase in operating expenses of $248,000 or 15.4%.

Net income for the nine months ended June 30, 1998 was $2.1 million compared to $1.9 million for the same period in 1997, an increase of $152,000 or 7.9%. The increase reflects an increase in net interest income of $484,000 or 6.5%, a decrease in the provision for loan losses of $50,000 or 13.7%, an increase in other income of $210,000 or 33.4% and a decrease in the provision for income taxes of $11,000 or 1.0%. Partially offsetting these factors was an increase in operating expenses of $603,000 or 12.7%.

Interest Rate Spread

The Bank's interest rate spread, the difference between yields on interest-earning assets and the cost of funds, decreased to 2.77% in the three months ended June 30, 1998 from 2.94% in the same period in 1997. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                       Three Months Ended June 30,
                                                           1998          1997
                                                           ----          ----
Average yield on:
   Mortgage loans ..................................       7.96%         8.05%
   Mortgage-backed securities ......................       6.39          6.27
   Installment loans ...............................       8.63          8.50
   Commercial business loans and leases ............       9.71          9.20
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1) ............................       6.97          6.94
                                                           ----          ----
   Total interest-earning assets ...................       7.49          7.39
                                                           ----          ----

Average rates paid on:
   Savings deposits ................................       4.23          4.06
   Borrowed funds ..................................       5.91          5.68
                                                           ----          ----
   Total interest-bearing liabilities ..............       4.72          4.45
                                                           ----          ----

Average interest rate spread .......................       2.77%         2.94%
                                                           ====          ====

Net yield on interest-earning assets ...............       2.96%         3.21%
                                                           ====          ====


(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's interest rate spread decreased to 2.72% in the nine months ended June 30, 1998 from 3.07% in the same period in fiscal 1997. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                       Nine Months Ended June 30,
                                                           1998          1997
                                                           ----          ----
Average yield on:
   Mortgage loans ..................................       7.99%         8.03%
   Mortgage-backed securities ......................       6.46          6.28
   Installment loans ...............................       8.43          8.29
   Commercial business loans and leases ............       9.97          9.72
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1) ............................       6.96          7.02
                                                           ----          ----
   Total interest-earning assets ...................       7.48          7.38
                                                           ----          ----

Average rates paid on:
   Savings deposits ................................       4.25          4.03
   Borrowed funds ..................................       5.97          5.28
                                                           ----          ----
   Total interest-bearing liabilities ..............       4.76          4.31
                                                           ----          ----

Average interest rate spread .......................       2.72%         3.07%
                                                           ====          ====
Net yield on interest-earning assets ...............       2.92%         3.27%
                                                           ====          ====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.


Interest Income

Interest on loans increased $767,000 or 22.1% to $4.2 million for the three months ended June 30, 1998, compared to the same period in 1997. The increase is attributable primarily to an increase in the average loan balance outstanding during the 1998 period, as well as an increase in the yield earned on these assets in the 1998 period as compared to the same period in 1997. The increase in the average balance of the loan portfolio in the fiscal 1998 periods reflects management's continued strategy of emphasizing and increasing loans.

Interest on loans increased $2.3 million or 23.5% to $12.2 million for the nine months ended June 30, 1998, compared to the same period in 1997. The increase is attributable primarily to an increase in the average loan balance outstanding during the 1998 period, as well as an increase in the yield earned on these assets in the fiscal 1998 period as compared to the same period in fiscal 1997.

Interest on mortgage-backed securities increased $152,000 or 8.8% to $1.9 million and $1.0 million or 20.9% to $5.9 million for the three and nine month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase for both the three and nine month periods primarily reflects an increase in the average balance of mortgage-backed securities held in the 1998 periods, as well as an increase in the yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities increased $204,000 or 26.2% to $981,000 for the three month period ended June 30, 1998, as compared to the same period in 1997. The increase reflects an increase in the average balance of such securities and deposits, as well as an increase in the yield earned on these investments. For the nine month period ended June 30, 1998, interest on interest-earning deposits with other institutions and investment securities increased $355,000 or 14.2% to $2.9 million, as compared to the same period in the prior year. The increase primarily reflects an increase in the average balance of investments held in the 1998 period, partially offset by a lower yield earned on these investments.

Interest Expense

Interest on savings deposits increased $384,000 or 16.1% to $2.8 million and $1.1 million or 15.7% to $8.2 million for the three and nine month periods ended June 30, 1998, respectively, as compared to the same periods in fiscal 1997. The increase for both the three and nine month periods in fiscal 1998 as compared to fiscal 1997 reflects both an increase in the average balance of deposits, as well as an increase in the average cost of deposits.

Interest on borrowed funds increased $437,000 or 47.8% to $1.4 million and $1.5 million or 56.8% to $4.1 million for the three and nine month periods ended June 30, 1998, respectively, as compared to the same periods in fiscal 1997. The increases for both the three and nine month periods in fiscal 1998 as compared to fiscal 1997 reflects both an increase in the average balance of funds borrowed during the 1998 periods, as well as an increase in the average cost of borrowing during the 1998 periods. The Bank continued to rely on wholesale funding sources throughout fiscal 1998 as an additional way to fund growth.
These funding sources are primarily Federal Home Loan Bank of Pittsburgh advances.

Interest on guaranteed preferred beneficial interest in subordinated debt increased $119,000 or 86.8% to $256,000 and $631,000 or 460.5% to $768,000 for
the three and nine month periods ended June 30, 1998, compared to the same periods in the prior year. As discussed more fully in Note 8, the Preferred Securities were issued in May 1997.

Net Interest Income Before Provision for Loan Losses

The Bank's net interest income before provision for loan losses increased $181,000 or 7.1% to $2.7 million for the three months ended June 30, 1998, as compared to the same period in 1997, and increased $484,000 or 6.5% to $8.0 million for the nine months ended June 30, 1998, as compared to the same period in fiscal 1997. The increase for both the three and nine month periods reflects an increase in interest-earning assets in the fiscal 1998 periods, partially offset by a decrease in the spread earned.

Provision for Loan Losses

The provision for loan losses decreased $40,000 or 30.8% to $90,000 and $50,000 or 13.7% to $315,000 for the three and nine month periods ended June 30, 1998, respectively, as compared to the same periods in fiscal 1997. The provision for both years reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. The allowance for possible loan losses has increased from $1.8 million at June 30, 1997 to $2.2 million at June 30, 1998.

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

Other Income

Total non-interest or other income increased $94,000 or 42.3% to $316,000 and $210,000 or 33.4% to $841,000 for the three and nine month periods ended June 30, 1998, respectively, as compared to the same periods in fiscal 1997.

Service fee income, which includes late charges on loans, fees for loans serviced for others and other miscellaneous loan fees, increased $8,000 or 35.7% to $29,000 and $36,000 or 62.6% to $92,000 for the three and nine month periods ended June 30, 1998, respectively, as compared to the same periods in fiscal 1997. For the three month period the increase is primarily attributable to an increase in late charges on mortgages, as well as the imposition of a late charge fee on credit cards. For the nine month period, the increase is primarily attributable to an increase in late charges on all loans, the imposition of a late charge on credit cards, and the collection of a fee related to a program whereby customers could skip their regular loan payment over the Christmas holidays.

Gain on the sale of investment and mortgage-backed securities increased $54,000 or 836.4% to $60,000 and $41,000 or 153.6% to $68,000 for the three and nine month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. All sales were made from the available-for-sale portfolio in the periods and were done to reflect current economic conditions and asset/liability management strategies, as well as changing market conditions.

Loss on sale of loans was $3,000 for the three month period ended June 30, 1998, as compared to a gain of $11,000 in the same period in fiscal 1997. For the nine month periods ended June 30, 1998 and 1997, the gain on sale of loans was $6,000 and $16,000, respectively. The Bank sells education loans to the Student Loan Marketing Association ("SLMA"). Such sales generally result in some gain or loss being realized and are done to reduce the Bank's position in these loans, which are generally lower yielding and subject to extensive and costly government regulation. The Bank does not intend to originate additional student loans for its portfolio, except those that will be sold to and serviced by SLMA. Results generally reflect the timing of such sales.

Other operating income includes miscellaneous sources of income which consist primarily of various fees related to checking accounts, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $47,000 or 25.6% to $231,000 and $144,000 or 27.1% to $674,000 for the three and nine month periods ended June 30, 1998, as compared to the same periods in fiscal 1997. The increase for both the three and nine month periods is primarily due to debit card fees and earnings on the cash surrender value of life insurance policies on certain executive officers. In addition, for the three month period ended June 30, 1998, a surcharge was imposed on nonbank customers for the use of the Bank's automated teller machines. Partially offsetting these increases in both the three and nine month periods were decreased fees related to the sale of accident and health insurance on loans and decreased fees on checks returned for non-sufficient funds.

Other Expenses

Total operating expenses increased $248,000 or 15.4% to $1.9 million and $603,000 or 12.7% to $5.4 million for the three and nine month periods ended June 30, 1998, respectively, as compared to the same period in fiscal 1997.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $173,000 or 18.7% to $1.1 million and $456,000 or 17.0% to $3.1 million for the three and nine month periods ended June 30, 1998, respectively, compared to the same periods in fiscal 1997. Factors contributing to the increase for both periods were normal salary increases, resulting higher payroll taxes, higher bonuses awarded in fiscal 1998, an increase in the number of employees on the payroll, particularly professionals related to the lending area and an increase in retirement and health care expenses. In addition, the Bank plans to begin offering brokerage and insurance services in early July 1998, and additional staffing and personnel costs were incurred in the three month period ended June 30, 1998, to establish this function.

Office occupancy and equipment expense increased $17,000 or 11.1% and $27,000 or 6.3% to $167,000 and $467,000 for the three and nine month periods ended June 30, 1998, respectively, compared to the same periods in fiscal 1997. In both the three and nine month periods, increases in rent expense on the Company's new loan center were partially offset by decreased equipment maintenance costs.

Depreciation and amortization increased $13,000 or 10.7% to $132,000 and $27,000 or 7.6% to $382,000 for the three and nine month periods ended June 30, 1998, respectively, compared to the same periods in fiscal 1997. The results reflect the purchase of new equipment, primarily for back room operations, as well as an automatic teller machine for the Washington Road branch.

Federal insurance premiums increased $1,000 or 3.6% to $39,000 and $39,000 or 51.9% to $115,000 for the three and nine month periods ended June 30, 1998, respectively, compared to the same periods in fiscal 1997. As a result of the Deposit Insurance Funds Act of 1996 and the resulting payment of a one-time special assessment in 1996, the Savings Association Insurance Fund was fully capitalized to the level required by law. The FDIC then determined that, for the quarter ended December 31, 1996, no deposit insurance premiums would be due from many institutions, including the Bank. Thus there was no deposit insurance expense for the three months ended December 31, 1996. For subsequent periods, the amount of the premium is based on the average amount of deposits outstanding and is currently approximately 6.10 basis points.

Net loss on real estate owned was $1,000 for the three months ended June 30, 1998, as compared to a net gain of $16,000 in the comparable period in fiscal 1997. Net loss on real estate owned was $11,000 and $36,000 for the nine month periods ended June 30, 1998 and 1997, respectively. Results for the periods reflect the sale of property held as real estate owned. At June 30, 1998, the Bank had one single family property valued at $21,000 classified as real estate owned.

Amortization of intangibles was zero for the three month periods ended June 30, 1998 and 1997. Amortization was zero and $44,000 for the nine month periods ended June 30, 1998 and 1997, respectively. The intangibles generated by the three branch acquisitions that occurred in November 1991 were being amortized on a straight-line basis over five years. These intangibles were fully amortized in November 1996.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges, and other administrative expenses, increased $27,000 or 6.7% to $421,000 and $122,000 or 10.8% to $1.3
million for the three and nine month periods ended June 30, 1998, respectively, as compared to the same periods in fiscal 1997. Significant variations between both the three and nine month periods in fiscal 1998, as compared to fiscal 1997, include increases in advertising, stationary and supplies, consulting fees, and costs related to the introduction of a new credit card program. Partially offsetting these increases was a decrease in legal expense.

Income Taxes

Income taxes  decreased  $12,000 or 3.3% to $349,000 and $11,000 or 1.0% to $1.0
million for the three and nine month periods ended June 30, 1998, respectively, compared to the same periods in fiscal 1997. The decrease in taxes for both the three and nine month periods results from a decrease in the effective tax rate to 33.5% for both the three and nine month periods ended June 30, 1998, respectively, as compared to 35.5% for the comparable periods in the prior year, partially offset by an increase in taxable income in both fiscal 1998 periods. The decreased effective tax rate primarily results from the Bank's increased purchases of tax-free investments.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders' equity (not inclusive of net unrealized gains and losses on available-for-sale securities) and perpetual preferred stock, less goodwill and other nonqualifying intangible assets ("Tier 1 capital"). The remainder (i.e. , the "Tier 2 risk-based capital") may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At June 30, 1998, the Company had Tier 1 capital as a percentage of risk-weighted assets of 16.8% and total risk-based capital as a percentage of risk-weighted assets of 18.3%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio or Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. The minimum leverage ratio for all other bank holding companies is 4%. At June 30, 1998, the Company had a Leverage Ratio of 9.1%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 1998, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.4% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 1998, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.8%.

A reconciliation of Stockholders' Equity to Regulatory Capital is as follows:

Total Stockholder's equity at June 30, 1998 (1) ............         $25,433,082
Less: Unrealized securities gains ..........................             556,426
                                                                     -----------
Tier 1 Capital at June 30, 1998 ............................          24,876,656
Plus: Qualifying loan loss allowance .......................           2,199,287
                                                                     -----------
Total capital at June 30, 1998 .............................         $27,075,943
                                                                     ===========

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 032.

Liquidity

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 1998, the total of approved loan commitments amounted to $5.3 million. In addition, the Bank had $11.0 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $110.3 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

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




                                                       FIDELITY BANK



Date:  August 14 1998                       By:   /s/ William L. Windisch
                                                  -----------------------
                                                  William L. Windisch
                                                  President and Chief Executive
                                                  Officer


Date:  August 14, 1998                      By:   /s/ Richard G. Spencer
                                                  ----------------------
                                                  Richard G. Spencer
                                                  Vice President and Chief
                                                  Financial Officer