Form 10QSB/A
period 1998-06-30
FIDELITY BANCORP INC
filed 1998-10-06
CIK 769207

U.S. Securities and Exchange Commission


                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information

                         FIDELITY BANCORP, INC. AND SUBSIDIARIES
                            Statements of Financial Condition
                                      (in thousands)


                                                                June 30,   September 30,
                                                                  1998         1997
                                                                --------     --------
                                                               (Unaudited)
                         Assets
Cash and amounts due from depository institutions .........     $  5,820     $  3,731
Interest-earning demand deposits with other institutions ..        1,859          243
Investment securities held-to-maturity ....................       11,339        8,541
Investment securities available-for-sale ..................       46,760       44,573
Loans receivable, net (Notes 6 and 7) .....................      206,494      182,869
Mortgage-backed securities, held-to-maturity ..............       23,872       34,065
Mortgage-backed securities available-for-sale .............       82,950       93,851
Real estate owned, net ....................................           21         --
Federal Home Loan Bank stock - at cost ....................        5,050        4,885
Accrued interest receivable, net ..........................        2,572        2,415
Office premises and equipment, net ........................        3,303        3,467
Deferred tax asset ........................................          684          852
Prepaid expenses and sundry assets ........................        5,456        1,472
                                                                --------     --------

       Total Assets .......................................     $396,180     $380,964
                                                                ========     ========

     Liabilities and Net worth

Liabilities:
   Savings deposits .......................................     $260,734     $244,192
   Federal Home Loan Bank advances ........................       90,000       96,700
   Reverse repurchase agreements ..........................        2,202        1,183
   Advance deposits by borrowers for
      taxes and insurance .................................        2,870        1,097
   Accrued interest on savings and other deposits .........           76          159
   Accrued interest on trust preferred securities .........          211          211
   Accrued income taxes payable ...........................          215          204
   Other accrued expenses and sundry liabilities ..........        1,540        1,087
   Guaranteed preferred beneficial interest in
       Company's debentures (Note 8) ......................       10,250       10,250
                                                                --------     --------

       Total Liabilities ..................................      368,098      355,083
                                                                --------     --------

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




                                                       FIDELITY BANK



Date:  October 6, 1998                       By:  /s/ William L. Windisch
                                                  -----------------------
                                                  William L. Windisch
                                                  President and Chief Executive
                                                  Officer


Date:  October 6, 1998                      By:   /s/ Richard G. Spencer
                                                  ----------------------
                                                  Richard G. Spencer
                                                  Vice President and Chief
                                                  Financial Officer