Form 10-K
period 1998-09-30
FIDELITY BANCORP INC
filed 1998-12-29
CIK 769207

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 September 30, 1998
                                          ------------------

                                     - or -

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                       to

                         Commission File Number: 0-22288

                             FIDELITY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Pennsylvania                            25-1705405
                  ------------                            ----------
       (State or other jurisdiction of                  (I.R.S. Employer
      of incorporation or organization)               Identification No.)

  1009 Perry Highway, Pittsburgh, Pennsylvania              15237
  --------------------------------------------              -----
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:              (412) 367-3300
                                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [ X ]  No   [  ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on December 11, 1998 was $28.8 million.

         As of December 11, 1998, the Registrant had outstanding 1,980,590 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and IV -- Portions of the Registrant's Annual Report to Stockholders for fiscal year ended September 30, 1998.

2. Part III -- Portions of the Registrant's Proxy Statement for a meeting to be held on February 2, 1999.

Part I

         Fidelity Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Description of Business

         On August 19, 1993, Fidelity Bank, PaSB ("Fidelity" or the "Bank") consummated its reorganization into a bank holding company form of organization (the "Reorganization") and thereby became a wholly owned subsidiary of the Company. The Company's other subsidiary, FB Capital Trust (the "Trust"), was created in May 1997 solely to facilitate the issuance of preferred securities and the sale of the Company's junior subordinated debentures. However, since the primary activities of the Company are those of the Bank, much of the discussion herein pertains to the Bank, even though comparisons to total assets, liabilities, etc. are based on the Company's consolidated numbers.

         The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank, incorporated in 1927, conducts business from eight full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh.

         At September 30, 1998, the Company had total assets of $406.0 million, savings deposits of $261.7 million and stockholders' equity of $29.0 million. The Bank's principal business consists of attracting deposits from the general public through its home office and branch offices and investing such deposits primarily in single-family (one-to-four family) residential loans, mortgage-backed securities and, to a lesser extent, commercial real estate loans in the Bank's primary market area. In recent years, the Bank has also been an active originator of home equity and consumer loans and has originated loans to small businesses in its immediate market area.

         The Bank's earnings have historically depended primarily on its level of net interest income, which is determined by the difference between the yield earned on its loans, investment and mortgage-backed securities and other interest-earning assets and the rate paid on its deposits and borrowings. In recent years, the Bank has sought to improve profitability by (i) emphasizing the origination and purchase of interest-rate sensitive assets and assets with short-term maturities; and (ii) developing a long-range asset and liability management strategy to reduce the imbalance between the Bank's interest-earning assets and its interest-bearing liabilities with short-term maturities. The Bank has emphasized the origination of adjustable-rate mortgage loans and home equity, consumer and commercial business loans, because such loans traditionally have shorter terms to maturity. The Bank's Board of Directors has also adopted written management and investment policies, formulated with the cooperation of its senior officers, to implement portions of the Bank's assets and liability management strategy.

         As a result of the Bank's actions, the amount by which the Bank's interest-earning that mature or reprice within one year exceed its interest-bearing liabilities with similar characteristics equaled $4.1 million or 1.0% of total assets at September 30, 1998. Adjustable-rate mortgage loans amounted to 29.3%, 31.3% and 20.7% of the Bank's originations of mortgage loans in fiscal 1998, 1997, and 1996 respectively. The origination of adjustable-rate mortgage loans has been emphasized in recent years. The Bank also is emphasizing the origination of home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of property improvement). In recent years, the Bank has also been an active originator of consumer loans and has increased its commercial business lending. These home equity, consumer and commercial business loans generally have shorter maturities and higher interest rates than residential mortgage loans. The Bank continues to offer long-term, fixed-rate residential mortgage loans, but generally only under terms, conditions, and documentation which permit the sale of a portion of such loans in the secondary market.

         Customer savings deposits with the Bank are insured by the SAIF to the maximum extent provided by law and the Bank is now, following its charter conversion, subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking ("Department"). The Bank is also a member of the Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh" or "FHLB"), which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

         The Bank conducts its main business through its executive office located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237, and eight (8) branch offices located in Allegheny and Butler Counties in Pennsylvania. The Bank's primary market area is in these counties in western Pennsylvania, and is one of many financial institutions serving this market area. The competition for deposit products and loan originations comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank's main office telephone number is (412) 367-3300.

Lending Activities

The following table sets forth information concerning the Bank's loan portfolio by type at the dates indicated.

                                                                                  As of September 30,
                                                            1998                           1997                          1996
                                                   ----------------------         --------------------          --------------------
                                                    $               %              $               %             $               %
                                                   --------       -------         --------      ------          ---------     ------
                                                                                 (Dollars in Thousands)
Real estate loans:
  Residential:
    Single-family (1-4 units)..............        $115,559        49.1%          $ 97,698        51.6%         $ 80,186       50.8%
    Multi-family (over 4 units)............           4,262         1.8              4,165         2.2             4,435        2.8
  Construction.............................          21,212         9.0              7,614         4.0             7,645        4.8
  Commercial...............................          21,881         9.3             19,976        10.5            19,112       12.1
                                                   --------       -----           --------       -----          --------      -----
       Total real estate loans.............         162,914        69.2             29,453        68.3           111,378       70.5
Installment loans..........................          49,122        20.9             43,081        22.8            35,782       22.7
Commercial business and lease loans........          23,157         9.9             16,873         8.9            10,702        6.8
                                                   --------       -----           --------       -----          --------      -----
       Total loans receivable..............         235,193       100.0%           189,407       100.0%          157,862      100.0%
                                                                  =====                          =====                        =====
Less:
  Loans in process.........................        (12,916)                        (3,695)                       (4,109)
  Unamortized premiums,
    discounts and deferred loan fees.......        ( 1,142)                          (912)                         (960)
  Allowance for possible loan losses.......        ( 2,243)                        (1,931)                       (1,530)
                                                  --------                       --------                      --------
       Net loans receivable................       $218,892                       $182,869                      $151,263
                                                  ========                       ========                      ========
                                                              1995                           1994
                                                    ---------------------           --------------------
                                                        $            %                  $            %
                                                    ---------      ------           ---------       ----
Real estate loans:
  Residential:
    Single-family (1-4 units)..............         $ 60,160        47.4%            $61,570        52.7%
    Multi-family (over 4 units)............            5,156         4.1               5,664         4.9
  Construction.............................            6,911         5.4               5,595         4.8
  Commercial...............................           20,102        15.8              17,032        14.6
                                                    --------       -----             -------       -----
       Total real estate loans.............           92,329        72.7              89,861        77.0
Installment loans..........................           28,421        22.4              22,992        19.7
Commercial business and lease loans........            6,186         4.9               3,918         3.3

       Total loans receivable..............          126,936       100.0%            116,771       100.0%
                                                                   =====                           =====
Less:
  Loans in process.........................          (3,664)                         (1,843)
  Unamortized premiums,
    discounts and deferred loan fees.......            (939)                           (947)
  Allowance for possible loan losses.......          (1,429)                         (1,334)
                                                   --------                        --------
       Net loans receivable................        $120,904                        $112,647
                                                   ========                        ========

         Contractual Maturities. The following table sets forth contractual maturities of the total loans receivable of the Bank as of September 30, 1998 by categories of loans.

                                                 Contractual Maturities Due
                                               in Year(s) Ended September 30,
                                          --------------------------------------
                                                           1999-          After
                                             1999          2003            2003
                                          --------       --------       --------
Real estate loans:
  Residential .....................       $    868       $  4,323       $114,630
  Commercial ......................          2,279          4,156         15,446
  Construction ....................          2,684          1,799         16,729
Installment loans .................            796         16,169         32,157
Commercial business and lease
loans .............................          3,968          9,928          9,261
                                          --------       --------       --------

       Total(1) ...................       $ 10,595       $ 36,375       $188,223
                                          ========       ========       ========


(1) Of the $224.6 million of principal repayments contractually due after September 30, 1999, $178.6 million have fixed rates of interest and $46 million have adjustable or floating rates of interest.


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

         Origination, Purchase and Sale of Loans. As a Pennsylvania-chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide authority, it has been the Bank's policy to concentrate its lending activities in its immediate market area. As a result, over 95% of the mortgage loans originated by the Bank are secured by real estate located in Allegheny County and adjacent Pennsylvania counties. Generally, the Bank has departed from this policy to purchase loans only when overall demand is low in its immediate market area or when it has needed to supplement its adjustable-rate mortgage ("ARM") loan portfolio. The Bank reviews all such loans to ensure each meets the same underwriting standards that the Bank applies to loans it originates. The Bank did not purchase any loans during fiscal 1998, 1997, or 1996.

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

         Generally, the Bank originated mortgage loans for inclusion in its loan portfolio and not for sale in the secondary market. Although the Bank may sell fixed-rate mortgage loans to FNMA, they prefer instead to retain the loans in its portfolio as part of its effort to increase the overall size of the loan portfolio.

         Real Estate Lending. The Bank concentrates its lending activities on the origination of loans and purchase of loan participations secured primarily by first mortgage liens on existing single-family residences. At September 30, 1998, $127.5 million or 54.2% of the Bank's total loan portfolio consisted of such loans (including $11.9 million of residential construction loans).

         In response to a concern for more effective asset and liability management, in recent years the Bank has been emphasizing single-family residential loans which provide for annual interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15 or 30-year terms and interest rates which adjust every year generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. There is generally a 2% cap or limit on any increase or decrease in the interest rate per year with a 5% or 6% limit on the amount by which the interest can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization.

         Adjustable-rate mortgage loans comprised approximately 29.3%, 31.3% and 20.7% of the total originations of mortgage loans by the Bank in fiscal 1998, 1997, and 1996, respectively, and amounted to approximately $42.8 million or 26.2% of the Bank's portfolio of mortgage loans at September 30, 1998.

         The Bank continues to originate fixed-rate loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of a portion of these loans in the secondary market. The Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 1998, approximately $120.2 million or 73.8% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average life of such loans.

         The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $227,150 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $227,150. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

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

         In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 1998, $35.5 million or 15.1% of the Bank's total loan portfolio consisted of commercial real estate and multi-family residential real estate loans (including $9.3 million of commercial construction loans).

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

         The Bank, to a limited extent, also engages in loans to finance the construction of one-to-four family dwellings. This activity is generally limited to individual units and may, to a limited degree, include speculative construction by developers. The inspections, for approval of payment vouchers, are performed by Bank personnel and are based on stages of completion. Applications for construction loans primarily are received from former borrowers and builders who have worked with the Bank in the past. At September 30, 1998, the Bank had 52 construction projects of this type in process. In addition, the

Bank also engages in loans to finance the construction of commercial properties. At September 30, 1998, the Bank had seven construction projects of this type in process.

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

         Home equity loans amounted to $42.3 million or 86.1% of the Bank's total installment loan portfolio at September 30, 1998. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed rates for terms of up to 15 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

         Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 1998, these loans amounted to $2.4 million, which represented 4.8% of the Bank's total installment loan portfolio. At September 30, 1998, motor vehicle loans amounted to $1.4 million and unsecured loans and loans secured by property other than real estate amounted to $1.0 million.

         The Bank also makes other types of installment loans such as savings account loans, education loans, credit card loans and overdraft loans. At September 30, 1998, these loans amounted to $4.5 million or 9.1% of the total installment loan portfolio. That total consisted of $1.2 million of education loans, $630,000 of savings account loans, $2.3 million of credit card loans and $360,000 of overdraft loans.

         Consumer, credit card and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings. However, such loans generally provide a greater rate of return, and the Bank underwrites the loans in conformity to standards adopted by its Board of Directors.

         Commercial Business Loans and Leases: Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At September 30, 1998, these loans amounted to $19.5 million or 8.3% of the total loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 1998, commercial leases amounted to $3.7 million or 1.6% of the total loan portfolio.

Loans-to-One Borrower Limitations

         The Federal law generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September

30, 1998, the Bank's limit on loans-to-one borrower was $4.0 million, and the Bank's largest loan or group of loans-to-one borrower, including related entities, aggregated $2.2 million. This represents three commercial mortgage loans, secured by four apartment buildings located in Allegheny county, and a residential mortgage loan secured by a single family residence in Allegheny county. The combined appraised value of the properties is $3.2 million. The loans are current and performing at September 30, 1998.

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

         The Bank also receives income from servicing loans which are owned by others. The amount of loans serviced by the Bank for others has decreased from $6.5 million at September 30, 1996 to $6.1 million at September 30, 1998.

         Non-performing Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will normally institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure.

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

         If foreclosure is effected, the property is sold at a public auction in which the Bank may participate as a bidder. If the Bank is the successful bidder, the acquired real estate is then included in the Bank "real estate owned" account until it is sold. Although the Bank is permitted to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines, it is the policy of the Bank to provide such loans only in rare circumstances.

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

                                                     1998              1997             1996             1995              1994
                                                   --------          --------         --------          -------          -------
                                                                            (Dollars in thousands)
Nonaccrual residential real
  estate loans (1-4 family)................        $    224          $    94          $   567           $   227          $   574
Nonaccrual construction, multi-
  family residential and
  commercial real estate...................             199              751              134                --              621
Nonaccrual installment and
   commercial business loans...............             129              271              457                85               87
                                                   --------           ------           ------           -------           ------

Total non-performing loans.................        $    552           $1,116           $1,158           $   312           $1,282
                                                   ========           ======           ======           =======           ======
Total nonperforming loans as a
  percent of total loans receivable........             .23%             .59%             .73%              .25%            1.10%
                                                   ========           ======           ======           =======           ======
Total real estate owned, net of
  related reserves.........................        $     21           $   --           $  370           $ 1,062           $  455
                                                   ========           ======           ======           =======           ======

Total nonperforming loans and real
  estate owned as a percent of
  total assets.............................             .14%             .29%             .48%              .49%             .63%
                                                   ========           =======          =======          =======           ======

         At September 30, 1998, non-accrual loans consisted of six 1-4 family residential real estate loans totaling $224,000, one commercial real estate loan totaling $199,000, seven installment loans totaling $28,000, and four commercial business loan totaling $101,000.

         The Bank currently has one property in real estate owned which is a single-family residence valued at $21,000.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                     Year Ended September 30,
                                    ------------------------------------------------------
                                     1998        1997        1996        1995         1994
                                                    (Dollars in thousands)
Balance at beginning of period      $1,931      $1,530      $1,429      $1,334      $1,122
Provision charged to operations        405         500         270         230         360
                                    ------      ------      ------      ------      ------
Charge-offs:
  Residential real estate .....          3          49         149         230         116
  Installment .................         97          71          44          29          40
  Commercial ..................         10           3          78         116           3
Recoveries:
  Residential real estate .....         --          --          55         120          --
  Installment .................         11           8          10          11           6
  Commercial ..................          6          16          37         109           5
                                    ------      ------      ------      ------      ------
Net charge-offs ...............         93          99         169         135         148
                                    ------      ------      ------      ------      ------
Balance at end of period ......     $2,243      $1,931      $1,530      $1,429      $1,334
                                    ======      ======      ======      ======      ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period        .05%        .06%        .12%        .11%        .14%
                                    ======      ======      ======      ======      ======


The following table shows the amount of the Bank's allowance for loan losses attributable to each category of loan indicated and the percent of loans in each category to total loans, at each of the dates indicated.

                                                                                  At September 30,
                                                          1998                           1997                          1996
                                                  ---------------------          ---------------------         ---------------------
                                                     $             %               $              %              $              %
                                                  -------        -----           -----          -----          ------         ------
                                                                                (Dollars in thousands)
Residential real estate loans.............        $  719          49.1%          $  707          53.8%         $  443          53.6%
Commercial real estate loans..............           162          11.1              139           4.0             225          12.1
Construction loans........................           131           9.0               53          10.5              60           4.8
Installment loans.........................           478          20.9              445          22.8             358          22.7
Commercial business loans.................           753           9.9              587           8.9             444           6.8
                                                  ------         -----           ------         -----          ------         -----
       Total..............................        $2,243         100.0%          $1,931         100.0%         $1,530         100.0%
                                                  ======         =====           ======         =====          ======         =====
                                                          1995                           1994
                                                 ----------------------         --------------------
                                                   $              %               $              %
                                                 -------         ------         ------        ------
Residential real estate loans.............       $   385          51.5%         $  354          57.6%
Commercial real estate loans..............           256          15.8             245          14.6
Construction loans........................            61           5.4              58           4.8
Installment loans.........................           332          22.4             340          19.7
Commercial business loans.................           395           4.9             337           3.3
                                                  ------         -----          ------         -----
       Total..............................        $1,429         100.0%         $1,334         100.0%
                                                  ======         =====          ======         =====


         Management establishes both allowances for estimated losses on delinquent loans when it determines that losses are anticipated to be incurred and general loan loss allowances for losses management believes are inherent in the portfolio. In determining the appropriate level of allowances for possible losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. For the year ended September 30, 1998, the Bank recorded provisions for loan losses of $405,000. At September 30, 1998, the Bank had an allowance for possible loan losses of $2.2 million or 1.02% of net loans receivable. The allowance for possible loan losses was 406.3% of total non-performing loans at that date.

         Management also establishes specific allowances for estimated losses on real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At September 30, 1998, the Bank had no allowances for estimated losses on real estate owned recorded.

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

Investment Activities

         Mortgage-Backed Securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises such as the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA")) that pool and repackage the participation interests in the form of securities, to investors such as the Bank.

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

         The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principals, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. Mortgage-backed securities held-to-maturity decreased $14.2 million or 41.5% to $19.9 million at September 30, 1998 from $34.1 million at September 30, 1997. The Bank did not sell or purchase any mortgage-backed securities held-to-maturity in fiscal 1998.

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

         Mortgage-backed securities available-for-sale were $83.0 and $93.9 million at September 30, 1998 and 1997, respectively. These securities may be held for indefinite periods of time and are generally used as part of the Bank's asset/liability management strategy. These securities may be sold in response to changes in interest rates, prepayment rates or to meet liquidity needs. During fiscal 1998, the Bank purchased $52.6 million of these securities and sold $43.8 million. Sales of these securities in fiscal 1998 resulted in a pretax loss of $125,000.

         The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                       September 30,
                                           -------------------------------------
                                             1998          1997           1996
                                           -------        -------        -------
                                                      (In thousands)
Mortgage-backed securities
held-to-maturity:
  GNMA ............................        $    28        $    42        $    55
  FNMA ............................          7,249          9,167         10,556
  FHLMC ...........................         11,099         13,977         16,734
  FNMA Remic ......................           --             --             --
  FHLMC Remic .....................             82          8,125            248
  Other ...........................          1,455          2,754          3,682
                                           -------        -------        -------
        Total .....................        $19,913        $34,065        $31,275
                                           =======        =======        =======
Mortgage-backed securities
available-for-sale:
  GNMA ............................        $22,823        $26,954        $ 7,011
  FNMA ............................          8,615         18,165         25,072
  FHLMC ...........................          7,101         10,751         11,608
  FNMA Remic ......................         11,841         18,958         15,264
  FHLMC Remic .....................         23,453         17,582          5,059
  Other ...........................          8,895          1,680           --
                                           -------        -------        -------
        Total .....................        $82,728        $94,090        $64,104
                                           =======        =======        =======

         Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 1998 is presented below.


                                          Amounts at September 30, 1998 Which Mature In
                               -----------------------------------------------------------------
                                                                After         After
                                 One Year       One to Five  Five to 10     Over 10
                                 or Less           Years        Years         Years      Total
                               ----------      -----------     -------      -------      -------
                                                       (Dollars in thousands)
Mortgage-backed securities
held-to-maturity:
  GNMA ...................     $      --       $        28     $    --        $  --      $    28
  FNMA ...................            --                --       2,396        4,853        7,249
  FHLMC ..................            --               339       7,551        3,209       11,099
  FHLMC Remic ............            --                82          --           --           82
  Other ..................            --                --          --        1,455        1,455
                               ----------      -----------     -------      -------      -------
       Total .............     $      --       $       449     $ 9,947      $ 9,517      $19,913
                               ==========      ===========     =======      =======      =======
Weighted average yield ...            --%             6.91%       6.62%        6.50%        6.57%
                               ==========      ===========     =======      =======      =======
Mortgage-backed securities
available-for-sale:
  GNMA ...................     $      --       $      --       $  --        $22,823      $22,823

  FNMA ...................            --              --         4,541        4,074        8,615
  FHLMC ..................            --              --          --          7,101        7,101
  FNMA Remic .............            --              --         3,169        8,672       11,841
  FHLMC Remic ............            --              --          --         23,453       23,453
  Other ..................            --              --         2,039        6,856        8,895
                               -----------     -----------     -------      -------      -------
       Total .............     $      --       $      --       $ 9,749      $72,979      $82,728
                               ==========      ===========     =======      =======      =======
Weighted average yield ...            --%             --%         6.06%        6.69%        6.62%
                               ==========      ===========     =======      =======      =======

         As of September 30, 1998, non-U.S. Government and U.S. Government agency mortgage-backed securities that exceeded ten percent of stockholders' equity are as follows:

               Issuer                                Book Value     Market Value
               ------                                ----------     ------------
                                                        (Dollars in thousands)
Paine Webber Mortgage Acceptance Corporation           $3,112           $3,122


The above securities are fixed rate collateralized mortgage obligations that are rated AAA by Moody's.

Investments

         At September 30, 1998, the Bank's investments amounted to $69.3 million, which includes $57.6 million available-for-sale, which represented 17.1% of total assets. Pursuant to the Bank's investment policy, the Bank's investments include obligations issued or fully guaranteed by the United States government, certain federal agency obligations, FHLB stock and other specified investments.

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

         The following tables set forth the Bank's investment portfolio at carrying value at the dates indicated.

                                                           As of September 30,
                                                    -------------------------------
                                                      1998       1997         1996
                                                    -------     -------     -------
Available-for-sale
Investment securities:
U.S. government and agency ....................     $23,749     $26,366     $24,288
Obligations of state and political subdivisions      29,708      15,874      24,676
Mutual funds(1) ...............................       1,793       1,628       1,520
FHLB stock ....................................       5,050       4,885       2,826
FHLMC preferred stock .........................         531         518         381
Equity securities .............................       1,321         187          64
Trust preferred securities ....................         488          --          --
                                                    -------     -------     -------
      Total ...................................     $62,640     $49,458     $53,755
                                                    =======     =======     =======
Held-to-maturity
Investment securities:
U.S. government and agency ....................     $ 5,000     $ 5,998     $ 3,997
Obligations of state and political subdivisions       1,625       1,625        --
Asset-backed securities .......................        --           918       1,404
                                                    -------     -------     -------
      Total ...................................     $ 6,625     $ 8,541     $ 5,401
                                                    =======     =======     =======

-------------
(1) Consists of investment in the Federated Investors ARM Fund and Legg Mason Value Trust Fund.


         At September 30, 1998, the Bank holds no securities of any issuer, the aggregate value of which exceeds ten percent of stockholders equity, other than U.S. Government and U.S. Government agency securities.

         The following tables set forth the amount of each category of investment securities of the Bank at September 30, 1998 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents. At September 30, 1998, the Bank held no securities of any issuer, the aggregate value of which exceeds ten percent of stockholders equity, other than U.S. Government and U.S. Government agency securities.

                                                                                      As of September 30,
                                                                                          After One Year
                                                     One Year of Less                   Through Five Years
                                                --------------------------          -------------------------
                                                                 Weighted                            Weighted
                                                                  Average                             Average
                                                  Amount           Yield            Amount             Yield
                                                --------           -----            ------            -------
Available-for-sale
  U.S. government and agency............        $  6,499            5.80%           $4,507             5.83%
  Obligations of state and
    political subdivisions..............              --              --                --                --
  Mutual funds(1).......................           1,847            4.96                --                --
  FHLB stock............................           5,050            6.50                --                --
  FHLMC preferred stock.................             500            6.12                --                --
  Equity securities.....................           1,580            2.09                --                --
  Trust preferred securities............             500            8.73                --                --
                                                --------            ----            ------             ----
      Total.............................        $ 15,976            5.66%          $ 4,507             5.83%
                                                ========           =====           =======            =====

Held-to-Maturity:
  U.S. government and agency............        $  5,000            6.84%          $    --               --%
  Obligations of state and
    political subdivisions..............              --              --                --               --
  Asset-backed securities...............              --              --                --               --
                                                --------            ----           -------             ----
      Total.............................        $  5,000            6.84%          $    --               --%
                                                ========           =====           =======            =====

(1) Consists of  investment in the  Federated Investors ARM  Fund and Legg Mason
Value Trust Fund.

                                                    After Five Years
                                                    Through Ten Years                  After Ten Years
                                                 ------------------------          -----------------------
                                                                 Weighted                          Weighted
                                                                 Average                           Average
                                                 Amount           Yield            Amount           Yield
                                                 ------          -------           ------          ------
Available-for-sale
  U.S. government and agency............        $ 8,504             6.95%          $ 3,999            6.78%
  Obligations of state and
    political subdivisions..............             --               --            28,814            7.36
  Mutual funds(1).......................             --               --                --              --
  FHLB stock............................             --               --                --              --
  FHLMC preferred stock.................             --               --                --              --
  Equity securities.....................             --               --                --              --
  Trust preferred securities............             --               --                --              --
                                                -------            ------          -------            ----
      Total.............................        $ 8,504             6.95%          $32,813            7.29%
                                                =======            =====           =======            ====

Held-to-Maturity:
  U.S. government and agency............        $    --               --%          $    --              --%
  Obligations of state and
    political subdivisions..............             --               --             1,625            8.06
  Asset-backed securities...............             --               --                --              --
                                                -------            -----           -------           -----
      Total.............................        $    --               --%          $ 1,625            8.06%
                                                =======            =====           =======           =====

(1) Consists of investment in the Federated Investors ARM Fund and Legg Mason Value Trust Fund.

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

         Savings Deposits. The Bank's current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in terms from three months to ten years. Included among these savings deposit products are Individual Retirement Account ("IRA") certificates and Keogh Plan retirement certificates (collectively "retirement accounts"). The Bank offers preferred rates for certificates of deposit in denominations of $99,000 or more at terms ranging from one month to five years and, at September 30, 1998, such certificates accounted for 1.6% of total savings deposits.

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

                                                                              September 30,
                                        -------------------------------------------------------------------------------------------
                                                  1998                             1997                             1996
                                        ------------------------       --------------------------       ---------------------------
                                                         Average                          Average                           Average
                                          Balance         Rate          Balance            Rate           Balance            Rate
                                                                          (Dollars in thousands)
Passbook and club accounts.......       $ 47,423          2.53%        $ 47,514            2.78%        $ 50,445             2.62%
Checking accounts................         36,846          1.09           33,841            1.18           30,944             1.10
Money market accounts............         14,949          2.98           15,417            2.94           17,437             2.72
Certificate accounts.............        162,517          5.70          147,420            5.76          135,450             5.59
                                        --------          ----         --------            ----         --------             ----
         Total...................       $261,735          4.32%        $244,192            4.37%        $234,276             4.17%
                                        ========          ====         ========            ====         ========             ====

         In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 1998, the Bank's total retirement funds were $35.3 million or 13.5% of its total savings deposits.

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

                                  At          Within                                 After
                            September 30,      One         Two         Three         Three
                                 1998          Year        Years        Years        Years
                               --------     --------     --------     --------     --------
                                                (In thousands)
Certificate accounts:
  Under 4.01% ............     $     56     $     56     $     --     $    --      $     --
  4.01% to 6.00% .........      146,262      103,526       22,352        8,866       11,518
  6.01% to 8.00% .........       16,089        2,442        4,607          978        8,062
  8.01% to 10.00% ........          110           91         --              3           16
                               --------     --------     --------     --------     --------
Total certificate accounts     $162,517     $106,115     $ 26,959     $  9,847     $ 19,596
                               ========     ========     ========     ========     ========


         Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 1998 are summarized as follows:


                                                                (In thousands)

3 months or less ...........................................       $1,367
Over 3 months through 6 months .............................        1,892
Over 6 months through 12 months ............................          440
Over 12 months .............................................          384
                                                                   ------
         Total .............................................       $4,083
                                                                   ======

         Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. See "Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 1998, the Bank had $100.2 million of advances outstanding.

         The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 1998, the Bank had $1.9 million reverse repurchase agreements outstanding.

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

         The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

                                                                          At or for the Year Ended September 30,
                                                                    -----------------------------------------------
                                                                     1998                1997                 1996
                                                                    ------             -------              -------
                                                                                (Dollars in thousands)
FHLB advances:
  Average balance outstanding........................               $1,177             $ 4,069              $ 5,627
  Maximum amount outstanding at any
    month-end during the period......................                3,300               5,300                8,550
  Average interest rate during the period............                5.09%               4.90%                5.03%
  Balance outstanding at end of period...............                    -               3,300                5,300
  Weighted average interest rate.....................                5.13%               5.10%                5.11%
Reverse repurchase agreements:
  Average balance outstanding........................                1,807                 874                1,216
  Maximum amount outstanding at any
    month-end during the period......................                2,370               1,528                4,565

  Average interest rate during the period............                4.50%               4.50%                4.75%
  Balance outstanding at end of period...............                1,870               1,183                  493
  Weighted average interest rate.....................                4.50%               4.50%                4.50%
Lines of credit:
  Average balance outstanding........................                   --                  --                   --
  Maximum amount outstanding at any
    month-end during the period......................                   --                  --                   --
  Average interest rate during the period............                   --                  --                   --
  Balance outstanding at end of period...............                   --                  --                   --
  Weighted average interest rate.....................                   --                  --                   --
FHLB Repoplus Advances:
  Average balance outstanding........................               18,058              39,208               25,078
  Maximum amount outstanding at any
    month-end during the period......................               34,050              52,350               51,350
  Average interest rate during the period............                5.71%               5.55%                5.43%
  Balance outstanding at end of period...............                5,200              43,400               51,350
  Weighted average interest rate.....................                5.75%               5.53%                5.46%
Total average short-term borrowings..................               21,042              44,151               30,504
Average interest rate of total
  short-term borrowings..............................                5.42%               5.47%                5.42%

Subsidiaries

         Pennsylvania law permits a Pennsylvania-chartered savings institution to invest up to 3% of its assets in the capital stock, securities or other obligations of subsidiary corporations or service corporations. The Department is empowered to authorize Pennsylvania-chartered savings institutions, upon specific application, to invest a greater percentage of assets in subsidiaries. As a result of FIRREA, the types of activities and the magnitude of the Bank's activities in its investments in service corporations are restricted (with certain exceptions) to the levels and magnitude of investments permitted state-chartered savings institutions. The Company's only subsidiaries at September 30, 1998 were the Bank and FB Capital Trust. The Bank had no subsidiaries at September 30, 1998.

Employees

         At September 30, 1998, the Bank had 105 full-time and 28 part-time employees. None of these employees are represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

         The Bank faces significant competition in attracting savings deposits. Its most direct competition for savings deposits has historically come from commercial banks, savings banks and other financial institutions located in its market area, however, in recent years significant competition has also come from mutual funds. Particularly in times of high interest rates, the Bank faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. The Bank competes for savings deposits principally by offering depositors a variety of deposit programs, convenient branch locations and hours, and other services. The Bank does not rely upon any individual group or entity for a material portion of its savings deposits.

         The Bank's competition for real estate loans comes principally from mortgage banking companies, commercial banks, savings banks and other financial institutions. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers and real estate brokers. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Market Area

         The Bank now conducts business from eight full-service offices located in its primary market area, Allegheny and Butler counties, which are two of the five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. Approximately 1.5 million people live in the market area served by the Bank. Substantially all of the Bank's deposits and loans are received from residents and businesses located in its primary market area. In addition, the Bank participates in the MACTM and PLUSTM automatic teller machine networks which provide locations throughout the Bank's primary market area, as well as the rest of Pennsylvania and most other states.

         The area's economy is reasonably diversified, including manufacturing, transportation, utilities, banks, hospitals and educational services segments. The population in Allegheny County, the Bank's largest market area, is aging and population growth is minimal. Areas to the north and south of Allegheny County are, however, experiencing growth both in population and in the real estate market. The area, like the nation as a whole, continues to experience low unemployment and the labor market remains tight. The region's unemployment rate has dropped to approximately 4.3%, down from approximately 4.9% one year ago. Construction activity remains strong, with residential construction up approximately 6.5% over the year ago period. The Bank believes the diversity of the area's industry will continue to help provide for a stable economy for the foreseeable future; however, a general national economic slowdown may curtail the slow but steady growth the area has experienced in recent years.

Average Balance Sheet and Analysis of Net Interest Earnings

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

                                                                               Year Ended September 30,
                                               -------------------------------------------------------------------------------------
                                                                 1998                                        1997
                                               ---------------------------------------      ----------------------------------------
                                               Average                        Average       Average                        Average
                                               Balance         Interest     Yield/Cost      Balance        Interest       Yield/Cost
                                               --------        --------        ------       --------        -------         ------
                                                                            (Dollars in Thousands)
Interest-earning assets:
 Loans receivable(1)....................       $201,036        $ 16,597        8.26%       $165,170        $13,634           8.25%
 Mortgage-backed securities.............        117,791           7,595          6.45        109,251          6,964           6.37
 Investment securities and FHLB stock...         61,838           4,301          6.96         53,956          3,646           6.76
 Interest-earning deposits..............          1,127              74          6.57            158             11           6.96
                                               --------        --------        ------       --------        -------         ------
    Total interest-earning assets.......        381,792          28,567          7.48        328,535         24,255           7.39
                                                -------         -------        ------        -------         ------         ------

Non-interest-earning assets.............         14,294                                       11,362
                                                -------                                      -------
  Total assets..........................       $396,086                                     $339,897
                                               ========                                      =======

Interest-bearing liabilities:
 Deposits...............................       $258,013         $10,940          4.24       $235,984         $9,566           4.05
 Borrowed funds.........................        108,238           6,424          5.94         79,686          4,316           5.42
                                                -------          ------        ------        -------         ------         ------
  Total interest-bearing liabilities...         366,251          17,364          4.74        315,670         13,882           4.40
                                                -------          ------       -------        -------         ------         ------

Non-interest bearing liabilities........            814                                          410
                                                -------                                      -------
 Total liabilities......................        367,065                                      316,080

Stockholders' equity....................         29,021                                       23,817
                                               --------                                      -------
 Total liabilities and                         $396,086                                     $339,897
                                                =======                                      =======
   stockholders' equity.................
Net interest income.....................                        $11,203                                     $10,373
                                                                 ======                                      ======
Interest rate spread....................                                        2.74%                                         2.99%
                                                                               =====                                        ======
Net interest margin(1)                                                          2.93%                                         3.16%
                                                                               =====                                        ======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                                      104.24%                                       104.08%
                                                                              ======                                        ======

                                                                      1996
                                                     ----------------------------------------
                                                     Average                        Average
                                                     Balance        Interest       Yield/Cost

Interest-earning assets:
 Loans receivable(1)....................             $135,945        $11,482           8.45%
 Mortgage-backed securities.............               97,340          6,120           6.29
 Investment securities and FHLB stock...               54,242          3,816           7.04
 Interest-earning deposits..............                  769             24           3.12
                                                      -------        -------         ------
    Total interest-earning assets.......              288,296         21,442           7.44
                                                                      ------         ------

Non-interest-earning assets.............               11,433
                                                      -------
  Total assets..........................             $299,729
                                                      =======

Interest-bearing liabilities:
 Deposits...............................             $241,258        $10,071           4.17
 Borrowed funds.........................               35,544          1,761           4.95
                                                      -------         ------         ------
  Total interest-bearing liabilities...               276,802         11,832           4.27
                                                      -------         ------           ----


Non-interest bearing liabilities........                  832
                                                      -------
 Total liabilities......................              277,634

Stockholders' equity....................               22,095
                                                      -------
 Total liabilities and                               $299,729
                                                      =======
   stockholders' equity.................
Net interest income.....................                             $ 9,610
                                                                      ======
Interest rate spread....................                                               3.17%
                                                                                     ======
Net interest margin(1)                                                                 3.33%
                                                                                     ======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                                             104.22%
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

                                                                  Year Ended September 30,
                                                      ---------------------------------------------
                                                                   1998     vs.     1997
                                                                    Increase (Decrease)
                                                                           Due to
                                                      ---------------------------------------------
                                                                                Rate/
                                                       Volume       Rate        Volume        Net
                                                      -------     -------      -------      -------
                                                                   (Dollars in Thousands)
Interest income on interest-earning assets:
 Mortgage loans .................................     $ 1,823     $   (68)     $   (11)     $ 1,744
 Mortgage-backed securities .....................         539          88            6          633
 Installment loans ..............................         623          29            5          657
 Commercial business loans ......................         575         (11)          (4)         560
 Investment securities and other investments ....         664          61           (7)         718
                                                      -------     -------      -------      -------
     Total interest-earning assets ..............       4,224          99          (11)       4,312
                                                      -------     -------      -------      -------
Interest expense on interest-bearing liabilities:
Deposits ........................................         866         467           41        1,374
Borrowed funds ..................................       1,719         313           76        2,108
                                                      -------     -------      -------      -------
Total interest-bearing liabilities ..............       2,585         780          117        3,482
                                                      -------     -------      -------      -------
 Net change in net interest income ..............     $ 1,639     $  (681)     $  (128)     $   830
                                                      =======     =======      =======      =======

                                                                Year Ended September 30,
                                                                 1997     vs.     1996
                                                                   Increase (Decrease)
                                                                          Due to
                                                     ----------------------------------------------
                                                                               Rate/
                                                     Volume        Rate        Volume         Net
                                                     -------      ------       -------      -------
Interest income on interest-earning assets:
 Mortgage loans .................................    $ 1,534      $ (377)      $   (56)     $ 1,101
 Mortgage-backed securities .....................        740          94            10          844
 Installment loans ..............................        562         (11)           (2)         549
 Commercial business loans ......................        494           6             2          502
 Investment securities and other investments ....         (5)       (156)          (22)        (183)
                                                     -------      ------       -------      -------
     Total interest-earning assets ..............      3,325        (444)          (68)       2,813
                                                     -------      ------       -------      -------

Interest expense on interest-bearing liabilities:
Deposits ........................................       (223)       (288)            6         (505)
Borrowed funds ..................................      2,012         339           204        2,555
                                                     -------      ------       -------      -------
Total interest-bearing liabilities ..............      1,789          51           210        2,050
                                                     -------      ------       -------      -------
 Net change in net interest income ..............    $ 1,536      $ (495)     $   (278)     $   763
                                                     =======      ======      ========      =======

                                       27

Certain Ratios

         The following table presents certain information regarding the return on average assets and average equity, and the ratio of average equity to assets of the Bank and the dividend payout ratio for the periods indicated.

                                                  Year Ended September 30,
                                           ------------------------------------
                                           1998            1997           1996
                                           -----           ----           ----
Return on average assets..............       .74%           .80%           .44%
Return on average equity..............     10.64           11.42           5.96
Average equity to assets ratio........      6.94            7.01           7.37
Dividend payout ratio ................     21.77           19.01          31.06


Asset and Liability Management

         The Bank in fiscal 1998 continued to utilize strategies designed to decrease the Bank's vulnerability to significant and prolonged increases in interest rates. This process involves monitoring the imbalance between the generally long-term, fixed rate nature of the Bank's interest-earning assets and its generally short or medium-term, interest-bearing liabilities on a regular basis and implementing actions designed to reduce this imbalance. Although management of the Bank believes that the steps it has taken, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the Company's 1998 Annual Report to Stockholders, have reduced the Bank's overall vulnerability to increases in interest rates, the Bank continues to remain vulnerable to significant and prolonged increases in interest rates because its interest rate sensitive
liabilities   exceed  its  interest  rate  sensitive   assets  with   short-term
maturities.

         The following table summaries the anticipated repayments of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1998. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust and fixed-rate loans, mortgage-backed securities held-for-investment and investment securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities and certain assumptions that estimate the projected repayments of loans, mortgage-backed securities and investments with specified characteristics. The Bank has assumed that passbook, money market and NOW accounts, which generally are subject to immediate withdrawal, are withdrawn at various rates applied to the cumulative declining balances based on certain assumptions for passbook, money market and NOW accounts.

                                                                          September 30, 1998
                                                  ----------------------------------------------------------------
                                                               Over Three
                                                                 Months        After One
                                                   Three         Through         Year          After
                                                   Months        Twelve      Through Five      Five
                                                   or Less       Months          Years         Years         Total
                                                  --------      --------       --------      --------      --------
                                                                         (Dollars in thousands)
Interest-earning assets:
  Mortgage loans ............................     $ 11,817      $ 23,899       $ 81,175      $ 46,023      $162,914
  Mortgage-backed securities ................       32,860        20,139         36,586        13,056       102,641
  Installment loans .........................       11,287         9,900         27,935          --          49,122
  Commercial business loans .................        9,356         2,226         11,085           490        23,157
  Investment securities and other investments       13,009         8,999         14,403        32,627        69,038
                                                  --------      --------       --------      --------      --------
         Total interest-earning assets ......       78,329        65,163        171,184        92,196       406,872
                                                  --------      --------       --------      --------      --------
Interest-bearing liabilities:
  Passbook and club accounts ................        2,371         7,113         11,856        26,083        47,423
  Checking accounts .........................        9,211          --           16,581        11,054        36,846
  Money market accounts .....................        7,474          --            7,475          --          14,949
  Certificate accounts ......................       27,242        78,918         50,789         5,568       162,517
  Borrowed funds ............................        7,069          --           75,000        31,376       113,445
                                                  --------      --------       --------      --------      --------
         Total interest-bearing liabilities .       53,367        86,031        161,701        74,081       375,180
                                                  --------      --------       --------      --------      --------
Interest sensitivity ........................     $ 24,962      $(20,868)      $  9,483      $ 18,115      $ 31,692
                                                  ========      ========       ========      ========      ========
Cumulative interest sensitivity .............     $ 24,962      $  4,094       $ 13,577      $ 31,692      $ 31,692
                                                  ========      ========       ========      ========      ========
Cumulative ratio as a percent of assets .....         6.15%         1.01%          3.34%         7.81%         7.81%
                                                  ========      ========       ========      ========      ========

Regulation of the Company

         Bank Holding Company Act ("BHCA") - General. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board. Under the BHCA, a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board.

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

         The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include providing services for internal operations for itself and its subsidiaries and operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; providing certain courier services; providing management consulting services to depository institutions; issuing and selling money orders, travelers checks and savings bonds; performing real estate and personal property appraisals; arranging commercial real estate equity financing; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing check guaranty services; and operating a credit bureau. The Federal Rreserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         Capital Requirements (Consolidated). The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on equity securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At September 30, 1998, the company had Tier 1 capital as a percentage of risk-weighted assets of 16.17% and total risk-based capital as a percentage of risk-weighted assets of 17.52%.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At September 30, 1998, the Company has a Leverage Ratio of 9.35%.

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

Regulation of the Bank

         The Bank is subject to extensive regulation by the FDIC and the Department. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1998, the Bank met each of its capital requirements.

         The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 1998.

                                              Tier I          Tier I         Tier II
                                               Core         Risk-Based     Risk-Based
                                              Capital        Capital         Capital
                                             --------       --------       --------
                                                      (Dollars in thousands)
Equity Capital(1) ......................     $ 27,325       $ 27,325       $ 27,325
Less: unrealized securities gains ......         (887)          (887)          (887)
Plus: general valuation allowance (2) ..         --             --            2,243
                                             --------       --------       --------
    Total regulatory capital ...........       26,438         26,438         28,681
Minimum required capital ...............       15,617          9,034         18,068
                                             --------       --------       --------
   Excess regulatory capital ...........     $ 10,821       $ 17,404       $ 10,613
                                             ========       ========       ========
Regulatory capital as a percentage(3) ..         6.77%         11.71%         12.70%
Minimum regulatory capital percentage ..         4.00           4.00           8.00
                                             --------       --------       --------
    Excess regulatory capital percentage         2.77%          7.71%          4.70%
                                             ========       ========       ========



(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 032 for the quarter ended September 30, 1998.

(2)       Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total average assets of $390.4 million. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $225.8 million.

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

         Regulatory Enforcement Authority. FIRREA included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement actions, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies. In addition, under FIRREA and regulations adopted by the FDIC thereunder, the FDIC must be given 30 days' notice of any changes in directors or senior executive officers of the Bank, and the FDIC may object to such changes.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Bank had a $5.1 million investment in stock of the FHLB of Pittsburgh at September 30, 1998, which complied with this requirement.

         Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing.

At September 30, 1998, the Bank had $100.2 million of advances from the FHLB of Pittsburgh outstanding.

         Classification of Assets. Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with generally accepted accounting principles. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. At September 30, 1998, the Bank had $552,000 of assets classified as substandard.

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

Pennsylvania Bank Law

         The Bank is incorporated under the Pennsylvania Banking Code of 1965, which contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Savings Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

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

         The foregoing references to laws and regulations which are applicable to the Bank are brief summaries thereof which do no purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

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

Item 2. Properties

         At September 30, 1998, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and seven full-service branch offices located in Allegheny and Butler counties.

         The following table sets forth certain information with respect to the offices of the Bank as of September 30, 1998.

                       Location
-----------------------------------------------
                                                                                                    Net Book Value
                                                                  Lease Expiration                  of Property and
                                                                 Date (including)                Leasehold Improvements
        County                   Address                       Lease or Own Options               at September 30, 1998
        ------                   -------                       --------------------               ---------------------
                          3300 Brighton Road
Allegheny                 Pittsburgh, PA 15212                     Own                                    $145,989

                          1009 Perry Highway
Allegheny                 Pittsburgh, PA 15237                     Own                                     226,312

                          251 South Main Street
Butler                    Zelienople, PA 16063                     Own                                     489,285

                          312 Beverly Road
Allegheny                 Pittsburgh, PA 15216                     Lease 7/31/08                                --

                          6000 Babcock Blvd.
Allegheny                 Pittsburgh, PA 15237                     Lease 11/30/98                               --

                          1701 Duncan Avenue
Allegheny                 Allison park, PA 15101                   Lease 01/31/00                            8,378

                          4710 Liberty Avenue
Allegheny                 Pittsburgh, PA 15224                     Own                                     616,997

                          728 Washington Road
Allegheny                 Pittsburgh, PA 15228                     Own                                     248,934
                                                                                                        ----------
Total                                                                                                   $1,735,895
                                                                                                        ----------
                          Loan Center
                          1014 Perry Highway
Allegheny                 Pittsburgh, PA 15237                     Lease 9/30/07                           $64,592

                          Data Processing and
                          Checking Department
                          1015 Perry Highway
Allegheny                 Pittsburgh, PA 15237                     Own                                     282,903
                                                                                                        ----------
Total (including Loan
and Data Centers)                                                                                       $2,083,390
                                                                                                        ==========


         Management of the Bank believes that the above properties are adequately covered by insurance and are in good condition. The Bank generally does not invest in real estate directly. The real estate activities of the Bank generally consist of providing loans to the purchasers of the properties. The properties which serve as collateral for the loans may consist of any type of real estate located anywhere in the United States. For a description of the real estate lending activities of the Bank, see "Item 1.
Description of Business - Lending Activities."

Item 3. Legal Proceedings

         The Company is not involved in any legal proceedings other than legal proceedings occurring in the ordinary course of business, of which none are expected to have a material adverse effect on the Company. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Bank.

Items 4. Submission of Matters to a Vote of Securities Holders

         Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 49 of the Company's Annual Report to Stockholders for fiscal 1998 ("Annual Report"). The Company's ability to pay cash dividends in the future is dependent upon, among other things, the receipt of dividends from the Bank.

Item 6. Selected Financial Data

         The information contained in the section captioned "Selected Financial Data" of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages 36 to 47 of the Company's Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information required herein is incorporated by reference from pages 36 to 38 of the Company's annual report.

Item 8. Financial Statements

         The information required herein is incorporated by reference from pages 6 to 46 of the Company's Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

         The information required herein is incorporated by reference from pages 2 to 3 of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed within 120 days of September 30, 1999 ("Proxy Statement").

Item 11. Executive Compensation and Transactions

         The information required herein is incorporated by reference from pages 3 to 11 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management Contents

         The information required herein is incorporated by reference from pages 2 to 3 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from page 11 of the Proxy Statement.

Item 14. Exhibits, List and Reports on Form 8-K

         (a.) Exhibits

         The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

         2        Agreement and Plan of Reorganization(1)
         3.1      Articles of Incorporation(1)
         3.2      Bylaws(1)
         4        Common Stock Certificate(2)
         10.1     Employee Stock Ownership Plan, as amended(2)
         10.2     1988 Employee Stock Compensation Program(2)
         10.3     1993 Employee Stock Compensation Program(3)
         10.4     1997 Employee Stock Compensation Program(4)
         10.5     1993 Directors' Stock Option Plan(3)
         10.6     Employment Agreement between the Company, the Bank and William
                  L. Windisch(2)
         10.7     1998 Group Term Replacement Plan
         10.8     1998 Salary  Continuation  Plan  Agreement by and between W.L.
                  Windisch, the Company and the Bank
         10.9     1998 Salary  Continuation  Plan  Agreement by and between R.G.
                  Spencer, the Company and the Bank
         10.10    1998 Salary  Continuation  Plan  Agreement by and between M.A.
                  Mooney, the Company and the Bank
         13       1998 Annual Report to Stockholders
         21       Subsidiaries   (see   Item   1.   Description   of   Business)
         23       Consent of Accountants
         27       Financial Data Schedule (in electronic filing only)

(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2)      Incorporated by reference from the Registration Statement.
(3) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(4) Incorporated by reference from an Exhibit in Form S-8 with the SEC on March 12, 1998.

         (b.) Reports on form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto only authorized.

                                                     FIDELITY BANCORP, INC.



         December 23, 1998                           /s/William L. Windisch
                                                     ----------------------
                                                     William L. Windisch
                                                     Chief Executive Officer and
                                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on December 23, 1998.



/s/ William L. Windisch                    /s/ Richard G. Spencer
-----------------------                    ----------------------
William L. Windisch                        Richard G. Spencer
Director, President and                    Vice President and Treasurer
Chief Executive Officer                    (also Principal Accounting Officer)




/s/ John R. Gales                          /s/ Robert F. Kastelic
-----------------                          ----------------------
John R. Gales                              Robert F. Kastelic
Director                                   Director





/s/ Oliver D. Keefer                       /s/ Charles E. Nettrour
--------------------                       -----------------------
Oliver D. Keefer                           Charles E. Nettrour
Director                                   Director



/s/ Joanne Ross Wilder
----------------------
Joanne Ross Wilder
Director