Form 10-Q
period 1998-12-31
FIDELITY BANCORP INC
filed 1999-02-16
CIK 769207

U.S. Securities and Exchange Commission


                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,984,485 shares, par value $0.01, at February 1, 1999

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index


Part I - Financial Information

Item 1.  Financial Statements

          Statements of Financial Condition as of September 30, 1998 and December 31, 1998 (Unaudited)

          Statements of Income (Unaudited) for the Three Months Ended
               December 31, 1997 and 1998

          Statements of Cash Flows (Unaudited) for the Three Months Ended
               December 31, 1997 and 1998

          Statement of Changes in Stockholders' Equity (Unaudited) for the Three
               Months Ended December 31, 1997 and 1998

          Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information

                         FIDELITY BANCORP, INC. AND SUBSIDIARIES
                            Statements of Financial Condition
                                     (in thousands)

                                                          December 31,      September 30,
              Assets                                         1998                1998
              ------                                       --------            --------
                                                         (Unaudited)
Cash and amounts due from
   depository institutions ...........................     $  5,609            $  2,539
Interest-earning demand deposits with
   other institutions ................................        1,352                 613
Investment securities held-to-maturity ...............        6,625               6,625
Investment securities available-for-sale .............       64,975              57,590
Loans receivable, net (Notes 5 and 6) ................      229,692             218,892
Mortgage-backed securities, held-to-maturity .........       17,531              19,913
Mortgage-backed securities available-for-sale ........       94,043              82,957
Real estate owned, net ...............................           49                  21
Federal Home Loan Bank stock - at cost ...............        6,183               5,050
Accrued interest receivable, net .....................        2,769               2,573
Office premises and equipment, net ...................        3,781               3,446
Deferred tax asset ...................................          831                 700
Prepaid expenses and sundry assets ...................        4,742               5,125
                                                            --------           --------
       Total Assets ..................................      $438,182           $406,044
                                                            ========           ========

     Liabilities and Stockholders' Equity
Liabilities:
   Savings deposits ..................................     $272,876            $261,735
   Federal Home Loan Bank advances ...................      118,550             100,200
   Reverse repurchase agreements .....................        2,357               1,870
   Advance deposits by borrowers for
      taxes and insurance ............................        2,347               1,126
   Accrued interest on savings and other deposits ....           17                  92
   Accrued income taxes payable ......................          393                 171
   Other accrued expenses and sundry liabilities .....        2,081               1,579
   Guaranteed preferred beneficial interest in
       Company's debentures ..........................       10,250              10,250
                                                            --------           --------
       Total Liabilities .............................      408,871             377,023
                                                            --------           --------

                         FIDELITY BANCORP, INC. AND SUBSIDIARIES
                            Statements of Financial Condition
                                     (in thousands)
                                      (continued)

                                                          December 31,      September 30,
                                                            1998                1998
                                                           --------            --------
                                                         (Unaudited)
Stockholders' equity (Notes 3 and 4):
   Common Stock, $0.01 par value per share,
   10,000,000 shares authorized; 1,980,590
    and 1,978,543 shares issued and outstanding,
    respectively .....................................           20                  20
   Additional paid-in capital ........................       14,199              14,168
   Retained earnings - substantially restricted ......       14,631              14,106
   Accumulated Other Comprehensive
      Income, Net of Tax .............................          461                 727
                                                            --------           --------
       Total Stockholders' Equity ....................       29,311              29,021
                                                            --------           --------
       Total Liabilities and Stockholders' Equity ....     $438,182            $406,044
                                                           ========            ========

See accompanying notes to financial statements.

                         FIDELITY BANCORP, INC. AND SUBSIDIARIES
                            Statements of Income (Unaudited)
                                     (in thousands)

                                                                   Three Months Ended
                                                                       December 31,
                                                                 -----------------------
                                                                   1998            1997
                                                                 -------         -------
Interest income:
   Loans ................................................        $ 4,679         $ 4,000
   Mortgage-backed securities ...........................          1,641           2,068
   Investment securities:
       Taxable ..........................................            647             673
       Tax-exempt .......................................            416             250
   Deposits with other institutions .....................             13               5
                                                                 -------         -------
      Total interest income .............................          7,396           6,996
                                                                 -------         -------

Interest expense:
   Savings deposits .....................................          2,827           2,671
   Guaranteed preferred beneficial interest
      in subordinated debt ..............................            256             256
   Borrowed funds .......................................          1,543           1,384
                                                                 -------         -------
      Total interest expense ............................          4,626           4,311
                                                                 -------         -------
Net interest income before provision
   for loan losses ......................................          2,770           2,685
Provision for loan losses ...............................            105             115
                                                                 -------         -------
Net interest income after provision
   for loan losses ......................................          2,665           2,570
                                                                 -------         -------
Other income:
   Service fee income ...................................             45              34
   Gain (loss) on sale of investment
      and mortgage-backed securities, net ...............           --                 9
   Gain (loss) on sale of loans .........................              4               2
   Other operating income ...............................            276             173
                                                                 -------         -------
      Total other income ................................            325             218
                                                                 -------         -------

                         FIDELITY BANCORP, INC. AND SUBSIDIARIES
                            Statements of Income (Unaudited)
                                     (in thousands)
                                        (Cont'd)

                                                                   Three Months Ended
                                                                       December 31,
                                                                 -----------------------
                                                                   1998            1997
                                                                 -------         -------
Operating expenses:
   Compensation and employee benefits ...................          1,192           1,044
   Occupancy and equipment expense ......................            210             138
   Depreciation and amortization ........................            147             123
   Federal insurance premiums ...........................             38              38
   (Gain) loss on real estate owned, net ................            (45)              8
   Other operating expenses .............................            445             410
                                                                 -------         -------
      Total operating expenses ..........................          1,987           1,761
                                                                 -------         -------

Income before income tax provision ......................          1,003           1,027
Income tax provision ....................................            301             359
                                                                 -------         -------
Net income ..............................................        $   702         $   668
                                                                 =======         =======

Basic earnings per common share (Note 3) ................        $  0.35         $  0.34
                                                                 =======         =======
Diluted earnings per common share (Note 3) ..............        $  0.35         $  0.33
                                                                 =======         =======
Dividends per common share (Note 3) .....................        $   .09         $  .072
                                                                 =======         =======

See accompanying notes to financial statements.

                                    FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                      Statements of Cash Flows (Unaudited)
                                                 (in thousands)

                                                                               Three Months Ended December 31,
                                                                               -------------------------------
                                                                                        1998         1997
                                                                                     --------      --------
Operating Activities:
     Net income ................................................................     $    702      $    668
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
         Provision for loan losses .............................................          105           115
         (Gain) Loss on real estate owned ......................................          (45)            8
         Depreciation of premises and equipment ................................          147           123
         Deferred loan fee amortization ........................................          (91)          (31)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net ..............................................          104            95
         Net (gain) loss on sale of investment securities ......................         --              (4)
         Net (gain) loss on sale of mortgage-backed securities .................         --              (5)
         Net (gain) loss  on sale of loans .....................................           (4)           (2)
          Origination of loans held-for-sale ...................................         (477)         --
          Proceeds from sale of loans held-for-sale ............................          479          --
         (Increase) decrease in interest receivable ............................         (197)         (142)
         (Increase) decrease in deferred tax asset .............................         (131)         (176)
         Increase (decrease) in accrued income taxes ...........................          221           526
         Increase (decrease) in interest payable ...............................          (76)         (143)
         Other changes, net ....................................................        1,088        (3,044)
                                                                                     --------      --------

        Net cash provided (used) by operating activities .......................        1,825        (2,012)
                                                                                     --------      --------
Investing Activities:

     Proceeds from sales of investment securities available-for-sale ...........         --           2,999
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale ...............................        4,508             5
     Purchases of investment securities available-for-sale .....................      (11,832)       (5,430)
     Proceeds from sales of mortgage-backed securities available-for-sale ......         --           9,984
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale ...................................        7,387         3,497
     Purchases of mortgage-backed securities available-for-sale ................      (19,023)      (11,856)
     Proceeds from maturities and principal repayments of investment
        securities held-to-maturity ............................................         --           1,072
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity .............................................        2,356         1,415
     Net (increase) decrease in loans ..........................................      (10,991)       (8,803)
     Proceeds from sale of other loans .........................................          141           150
     Additions to office premises and equipment ................................         (483)         (114)
     Net purchases of FHLB Stock ...............................................       (1,133)          (27)
                                                                                     --------      --------

  Net cash provided (used) by investing activities .............................      (29,070)       (7,108)
                                                                                     --------      --------

                        FIDELITY BANCORP, INC. AND SUBSIDIARIES
                     Statements of Cash Flows (Unaudited) (Cont'd.)
                                     (in thousands)

                                                       Three Months Ended December 31,
                                                       -------------------------------
                                                            1998           1997
                                                         --------      --------
Financing Activities:
Net increase (decrease) in savings deposits ........       11,141         8,676
Increase (decrease) in reverse repurchase agreements          488           304
Net increase (decrease) in FHLB advances ...........       18,350           350
Increase in Advance Payments by Borrowers for
  Taxes and Insurance ..............................        1,221         1,082
Cash dividends paid ................................         (177)         (140)
Stock options exercised ............................            6            50
Proceeds from sale of stock ........................           25            27
                                                         --------      --------

Net cash provided (used) by financing activities ...       31,054        10,349
                                                         --------      --------

Increase (decrease) in cash and cash equivalents ...        3,809         1,229

Cash and cash equivalents at beginning of period ...        3,152         3,975
                                                         --------      --------

Cash and cash equivalents at end of period .........     $  6,961      $  5,204
                                                         ========      ========


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings ........     $  4,624      $  4,150
  Income taxes .....................................     $     65      $    215
                                                         --------      --------

Transfer of loan to REO ............................     $     28      $     21
                                                         --------      --------


See accompanying notes to financial statements.

                                      FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                    Statement of Changes in Stockholders' Equity
                                                   (in thousands)



                                                      Additional                Accumulated Other
                                         Common        Paid-in     Retained       Comprehensive
                                          Stock        Capital      Earnings    Income Net of Tax         Total
                                        --------      --------      --------        --------             --------
Balance at September 30, 1997 .....     $     16      $ 13,810      $ 11,822        $    233             $ 25,881

Net income ........................                                      668                                  668

  Cash dividends paid (Note 3) ....                                     (140)                                (140)

  Net change in unrealized gain
    (loss) on securities available-
    for-sale, net of taxes ........                                                      395                  395

  Sale of stock through Dividend
    Reinvestment Plan .............                         50                                                 50

  Stock options exercised .........                         27                                                 27
                                        --------      --------      --------        --------             --------

Balance at December 31, 1997 ......     $     16      $ 13,887      $ 12,350        $    628             $ 26,881
                                        ========      ========      ========        ========             ========



Balance at September 30, 1998 .....     $     20      $ 14,168      $ 14,106        $    727             $ 29,021

Net income ........................                                      702                                  702

  Cash dividends paid (Note 3) ....                                     (177)                                (177)

  Net change in unrealized gain
    (loss) on securities available-
    for-sale, net of taxes ........                                                     (266)                (266)

  Sale of stock through Dividend
    Reinvestment Plan .............                         25                                                 25

  Stock options exercised .........                          6                                                  6
                                        --------      --------      --------        --------             --------

Balance at December 31, 1998 ......     $     20      $ 14,199      $ 14,631        $    461             $ 29,311
                                        ========      ========      ========        ========             ========

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Financial Statements - (Unaudited)
                    September 30, 1998 and December 31, 1998

(1) Consolidation
The unaudited consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended September 30, 1998. The results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

(3) Earnings Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 provides revised reporting standards for earnings per share ("EPS") and is effective for financial statement periods ending after December 15, 1997. SFAS No. 128 eliminates primary and fully diluted EPS disclosures and adds new disclosures of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company adopted SFAS No. 128 as of December 31, 1997. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                        Three Months Ended
                                                           December 31,
                                                       1998           1997
                                                      ------         ------
Numerator:
Net income ......................................     $  702         $  668
                                                      ------         ------
   Numerator for basic and
    diluted earnings per share ..................     $  702         $  668
                                                      ------         ------
Denominator:
Denominator for basic earnings
   per share - weighted average shares ..........      1,980          1,947
Effect of dilutive securities:
   Employee stock options .......................         51             69
                                                      ------         ------
Denominator for diluted earnings
   per share - weighted average
   shares and assumed conversions ...............      2,031          2,016
                                                      ======         ======
Basic earnings per share ........................     $  .35         $  .34
                                                      ======         ======
Diluted earnings per share ......................     $  .35         $  .33
                                                      ======         ======

Per share amounts have been restated to give retroactive effect to the 25% common stock split declared by the Company's Board of Directors and paid on March 31, 1998.

(4) Securities
The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as other comprehensive income in stockholder's equity. Unrealized gains of $461,000, net of tax, on investments classified as available-for-sale are recorded at December 31, 1998.

(5) Loans Receivable

         Loans receivable are comprised of the following (dollar amounts in thousands):


                                                     December 31,   September 30,
                                                        1998              1998
                                                     ---------        ---------
First mortgage loans:
         Conventional:
                  1-4 family dwellings .......       $ 117,520        $ 115,559
                  Multi-family dwellings .....           3,661            4,262
         Commercial ..........................          26,925           21,881
         Construction ........................          20,382           21,212
                                                     ---------        ---------
                                                       168,488          162,914
                                                     ---------        ---------
Less:
         Loans in process ....................         (12,223)         (12,916)
         Unearned discounts and fees .........          (1,147)          (1,142)
                                                     ---------        ---------
                                                       155,118          148,856
                                                     ---------        ---------
Installment loans:
         Home equity .........................          43,633           42,290
         Mobile home loans ...................               7               13
         Consumer loans ......................           2,199            2,359
         Other ...............................           4,859            4,460
                                                     ---------        ---------
                                                        50,698           49,122
                                                     ---------        ---------

Commercial business loans and leases:
         Commercial business loans ...........          21,815           19,509
         Commercial leases ...................           4,351            3,648
                                                     ---------        ---------
                                                        26,166           23,157
                                                     ---------        ---------

Less: Allowance for possible loan losses .....          (2,290)          (2,243)
                                                     ---------        ---------

         Loans receivable, net ...............       $ 229,692        $ 218,892
                                                     =========        =========


(6)  Allowance for Loan Losses
Changes in the allowance for loan losses for the three months ended December 31, 1998 and 1997 are as follows (dollar amounts in thousands):

                                                          1998            1997
                                                        -------         -------
Balance at beginning of the fiscal year ........        $ 2,243         $ 1,931
Provision for loan losses ......................            105             115
Charge-offs ....................................            (59)            (27)
Recoveries .....................................              1               1
                                                        -------         -------

Balance at December 31, ........................        $ 2,290         $ 2,020
                                                        =======         =======

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant shortfall in payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

Impairment losses are included in the provision for loan losses. SFAS Nos. 114 and 118 do not apply to large groups of smaller balance, homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the following data.

At December 31, 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $221,000. The average recorded investment in impaired loans during the three months ended December 31, 1998 was $248,000. For the three months ended December 31, 1998, the Company recognized no interest income on those impaired loans, using the cash basis of income recognition.

(7)  Comprehensive Income
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income ." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended December 31, 1998 and 1997, the Company's total comprehensive income was $436,000 and $1.1 million, respectively. Total comprehensive income is comprised of net income of $702,000 and $668,000 and other comprehensive income of ($266,000) and $395,000, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available-for-sale.

(8)  Branch Opening
 On October 1, 1998, the Bank opened its ninth full service branch office at 2034 Penn Avenue in Pittsburgh's Strip District. The building in which the branch is located is leased from an independent third party.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1998 and December 31, 1998

Total assets of the Bank increased $32.2 million or 7.9% to $438.2 million at December 31, 1998 from $406.0 million at September 30, 1998. Significant changes in individual categories were increases in loans receivable of $10.8 million, investment securities available-for-sale of $7.4 million, and mortgage-backed securities available-for-sale of $11.1 million and a decrease in mortgage-backed securities held-to-maturity of $2.4 million.

Total liabilities of the Bank increased by $31.9 million or 8.5% to $408.9 million at December 31, 1998 from $377.0 million at September 30, 1998. The increase primarily reflects a $11.1 million increase in savings deposits, an increase in borrowings of $18.8 million and a $1.2 million increase in advance payments by borrowers for taxes and insurance.

Stockholders' equity increased $290,000 or 1.0% to $29.3 million at December 31, 1998, compared to September 30, 1998. The increase reflects net income for the three month period ended December 31, 1998 of $702,000, stock options exercised of $6,000 and stock issued under the Dividend Reinvestment Plan of $25,000. Partially offsetting these increases were common stock cash dividends paid of
$177,000 and a decrease in unrealized holding gains on securities available-for-sale of $266,000.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructurings during the periods presented.

                                                             September 30, 1998   December 31, 1998
                                                             ------------------   -----------------
                                                                          (in thousands)
Non-accrual residential real
  estate loans (one-to-four-family) ....................             $224                $265
Non-accrual construction, multi-family
  residential and commercial real estate loans .........              199                 199
Non-accrual installment and
  commercial business loans ............................              129                 210
                                                                     ----                ----
Total non-performing loans .............................             $552                $674
                                                                     ====                ====
Total non-performing loans as
  a percent of net loans receivable ....................              .25%                .29%
                                                                     ====                ====
Total real estate owned,
  net of related reserves ..............................             $ 21                $ 49
                                                                     ====                ====
Total non-performing loans and real estate
  owned as a percent of total assets ...................              .14%                .16%
                                                                     ====                ====

Included in non-performing loans at December 31, 1998 are 4 single-family residential real estate loans totaling $265,000, one commercial real estate loan totaling $199,000, 10 installment loans totaling $52,000, three commercial business loans totaling $101,000 and three commercial business leases totaling $57,000. The commercial real estate loan is on a retail building that is currently leased. The Bank has begun foreclosure proceedings on the loan.

The 10 installment loans total $52,000 and consist of various secured and unsecured consumer loans and credit card loans. The largest loan is for $14,000.

Of the three commercial loans, two were to entities that have declared bankruptcy; however, one of the loans is SBA guaranteed. The three commercial business leases were for leased equipment to three different borrowers.

At December 31, 1998, the Bank had an allowance for possible loan losses of $2.3 million or 1.00% of net loans receivable, as compared to an allowance of $2.2 million or 1.02% of net loans receivable at September 30, 1998. The allowance for possible loan losses equals 317% of non-performing loans at December 31, 1998.

Management has evaluated these non-performing loans and the overall allowance for possible loan losses and is satisfied that the allowance for possible losses on loans at December 31, 1998 is appropriate.

Real estate owned at December 31, 1998 consists of two single-family residential properties located in Pittsburgh, Pennsylvania totaling $49,000. The properties are currently for sale and management believes that the carrying value of the properties at December 31, 1998 approximates the net realizable value of the properties. However, while management uses the best information available to make such determinations, future adjustments may become necessary.

                       Comparison of Results of Operations
              for the Three Months Ended December 31, 1998 and 1997

Net Income

Net income for the three months ended December 31, 1998 was $702,000 compared to $668,000 for the same period in 1997, an increase of $34,000 or 5.2%. The increase reflects an increase in net interest income of $85,000 or 3.2%, a decrease in the provision for loan losses of $10,000 or 8.7%, an increase in other income of $107,000 or 48.8% and an increase in operating expenses of $226,000 or 12.8%. Additionally, there was a decrease in the provision for income taxes of $58,000 or 16.2%.

Interest Rate Spread

The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.70% in the three months ended December 31, 1998 from 2.81% in the same period in 1997. The following table shows the average tax-equivalent yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                          Three Months Ended December 31,
                                                               1998           1997
                                                               ----          -----
Average yield on:
   Mortgage loans .................................            8.08%          8.25%
   Mortgage-backed securities .....................            6.06           6.51
   Installment loans ..............................            8.34           8.41
   Commercial business loans ......................            9.26          10.59
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1) ...........................            6.63           7.02
                                                               ----          -----
   Total interest-earning assets ..................            7.38           7.59
                                                               ----          -----

Average rates paid on:
   Savings deposits ...............................            4.19           4.25
   Borrowed funds .................................            5.74           5.99
                                                               ----          -----
   Total interest-bearing liabilities .............            4.68           4.78
                                                               ----          -----

Average interest rate spread ......................            2.70%          2.81%
                                                               ====          =====
Net yield on interest-earning assets ..............            2.87%          2.98%
                                                               ====          =====

(1) Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.



Interest Income

Interest on loans increased $679,000 or 17.0% to $4.7 million for the three months ended December 31, 1998, compared to the same period in 1997. The increase is attributable to an increase in the average loan portfolio balance outstanding during the 1998 period, partially offset by a decrease in the average yield earned on these assets in the 1998 period, as compared to the same period in 1997. The increase in the average balance of the loan portfolio reflects management's continued strategy of emphasizing and increasing loan originations.

Interest on mortgage-backed securities decreased $427,000 or 20.6% to $1.6 million for the three months ended December 31, 1998, as compared to the same period in 1997. The decrease is attributable to a decrease in the average portfolio balance outstanding during the 1998 period, as well as a decrease in the average yield earned on these assets in the 1998 period, as compared to the same period in 1997.

Interest on investment securities increased $140,000 or 15.2% to $1.1 million for the three months ended December 31, 1998, as compared to the same period in 1997. The increase is attributable to an increase in the average balance of investments securities held during the 1998 period, as compared to the same period in 1997, partially offset by a decrease in yield.

Interest Expense

Interest on savings deposits increased $156,000 or 5.9% to $2.8 million for the three month period ended December 31, 1998, as compared to the same period in 1997. The increase reflects an increase in the average balance of savings deposits for the 1998 period compared to 1997, partially offset by a decrease in the average cost of deposits.

Interest on borrowed funds increased $159,000 or 11.5% to $1.5 million for the three month period ended December 31, 1998, as compared to the same period in 1997. The increase reflects primarily an increase in the Federal Home Loan Bank ("FHLB") advances outstanding during the 1998 period, partially offset by a decrease in the average cost of borrowing during the 1998 period, as compared to 1997. The Bank continued to rely on these wholesale funding sources in 1998 to fund growth.

Interest on guaranteed preferred beneficial interest in subordinated debt was $256,000 for the three month periods ended December 31, 1998 and 1997. The Company's debentures were issued in May 1997.

Net Interest Income Before Provision for Loan Losses

The Bank's net interest income before provision for loan losses increased $85,000 or 3.2% to $2.8 million for the three months ended December 31, 1998, as compared to the same period in 1997. This increase is attributable to an increase in net interest earning assets, partially offset by a decrease in the interest rate spread, from 2.81% for the three month period ended December 31, 1997, to 2.70% for the same period in 1998.

Provision for Loan Losses

The provision for loan losses decreased $10,000 or 8.7% to $105,000 for the three month period ended December 31, 1998, as compared to the same period in the prior year. The provision for both periods reflects management's evaluation of economic conditions and other factors described below. The allowance for possible loan losses has increased from $2.0 million at December 31, 1997 to $2.3 million at December 31, 1998.

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

Other Income

Total non-interest or other income increased $107,000 or 48.8% to $325,000 for the three months ended December 31, 1998, as compared to the same period in 1997.

Service fee income, which includes late charges on loans and fees for loans serviced for others, increased $11,000 or 31.4% to $45,000 for the period ended December 31, 1998, as compared to the same period in 1997. The results primarily reflect an increase in late charges on loans.

Gain on the sale of investment and mortgage-backed securities was zero for the period ended December 31, 1998, as compared to a gain of $9,000 for the same period in 1997. There were no sales of securities in the fiscal 1998 period. Sales in the 1997 period were made from the available-for-sale category and represented a partial repositioning of the portfolio based upon current market conditions.

Gain on sale of loans was $4,000 and $2,000 for the three month periods ended December 31, 1998 and 1997, respectively. The Bank sells education loans to the Student Loan Marketing Association ("SLMA"). Such sales generally result in some gain or loss being realized and are being done to reduce the Bank's position in these loans, which are generally lower yielding and subject to extensive and costly government regulation. The Bank does not intend to originate additional loans for its portfolio, except those that will be sold to and serviced by SLMA. Sales to SLMA increased slightly in the period ended December 31, 1998, as compared to 1997.

Other operating income includes miscellaneous sources of income which consist primarily of various fees related to checking accounts, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $103,000 or 59.7% to $276,000 for the three month period ended December 31, 1998, as compared to the same period in fiscal 1997. The increase is primarily due to increased non-sufficient funds fees, the imposition of a surcharge beginning on April 1, 1998 on nonbank customers for the use of the Bank's automated teller machines and earnings on the cash surrender value of life insurance policies on certain executive officers. In addition, in July 1998 the Bank introduced a program to sell non-insured investment products such as mutual funds and annuities to both Bank and nonbank customers. Fiscal 1998 results include fees earned on this activity.

Other Expenses

Total operating expenses increased $226,000 or 12.8% to $2.0 million for the three months ended December 31, 1998, compared to the same period in 1997.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $148,000 or 14.2% to $1.2 million for the three month period ended December 31, 1998, compared to the same period in 1997. Factors contributing to the increase were normal salary increases, higher bonuses awarded in the 1998 period, an increase in the number of employees on the payroll, and an increase in retirement and health care expenses. The increase in the number of employees reflects staffing additions for the new branch office opened in Pittsburgh's Strip District in October 1998, as well as staffing for the Bank's new brokerage services program.

Office occupancy and equipment expense increased $72,000 or 51.6% to $210,000 for the three months ended December 31, 1998, compared to the same period in 1997. The increase partially reflects costs associated with renovating and opening the Bank's new Strip District branch in October 1998, which is a leased facility. Additionally, the increase reflects increased equipment maintenance costs, a portion of which was incurred dealing with the Year 2000 problem.

Depreciation and amortization increased $24,000 or 19.3% to $147,000 for the 1998 period as compared to 1997. The increase reflects additional depreciation on equipment added or updated during the last year, as well as depreciation incurred on renovations completed at the Bank's data processing and back office location.

Federal insurance premiums were $38,000 for both the 1998 and 1997 periods.

Net gain on real estate owned was $45,000 in the 1998 period, as compared to a net loss of $8,000 for the three months ended December 31, 1997. The gain in the 1998 period reflected the sale of a residential building lot obtained in a foreclosure that had previously been written off due to an inability to get required building permits from the local municipality. Once the appropriate permits were issued, the lot was sold. There were no individually significant transactions included in the 1997 results.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges and other administrative expenses, amounted to $445,000 and $410,000 for the three month periods ended December 31, 1998 and 1997, respectively, an increase of $35,000 or 8.4%. Significant variations between periods include increases in consulting fees, telephone expenses, and expenses relating to credit cards issue by the Bank.

Income Taxes

Income taxes decreased $58,000 or 16.2% to $301,000 for the three month period ended December 31, 1998, compared to the same period in 1997. The decrease in taxes results from a decrease in taxable income. The decrease in taxable income is primarily attributable to an increase in tax-exempt investments generating non-taxable income. The effective tax rate decreased to approximately 30.0% in 1998 from approximately 35.0% in the same period in 1997.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 1998, the Company had Tier 1 capital as a percentage of risk-weighted assets of 15.43% and total risk-based capital as a percentage of risk-weighted assets of 16.60%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At December 31, 1998, the Company had a Leverage Ratio of 9.09%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 1998, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.79% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 1998, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.42%.

A reconciliation of Stockholders' Equity for the Bank to Regulatory Capital is as follows:

Stockholder's equity at December 31, 1998 (1)                       $28,489,206
 Less: Unrealized securities gains                                      439,332
                                                                    -----------
Tier 1 Capital at December 31, 1998                                  28,049,874
Plus: Qualifying loan loss allowance                                  2,289,557
                                                                    -----------
Total capital at December 31, 1998                                  $30,339,431
                                                                    ===========


(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 032.

Liquidity

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 1998, the total of approved loan commitments amounted to $2.8 million. In addition, the Bank had $12.2 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $117.4 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

Year 2000

The Year 2000 problem exists because many computer systems use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather than 2000. An additional issue is that 1900 was not a leap year, whereas the year 2000 is. Therefore, some programs may not properly provide for February 29, 2000. This anomaly could result in miscalculations when processing critical date-sensitive information after December 31, 1999.

The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse impact on the Company.

In May 1997 the Company established a Year 2000 Compliance Committee (the "Committee") and subsequently developed a Year 2000 Compliance Plan (the "Plan"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. The Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete affirmation that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Company is currently in Phases 3 and 4, Renovation and Validation, which involves replacement and/or testing of changes to hardware and software accompanied by monitoring and testing with vendors. Concurrently, the Company is also addressing some issues related to the Implementation Phase. Prioritization of the most critical software applications and hardware configurations have been addressed, along with contract and service agreements. A significant portion of the Company's data processing software is provided by third party vendors. The Company has maintained ongoing contact with these vendors so that modification of the software for Year 2000 readiness is a top priority. The Company, in coordination with these vendors, has substantially completed testing all significant applications, and is expected to complete the remaining portion of the testing, though there is no assurance, by March 31, 1999. In addition, all significant hardware that required replacement or upgrade has been purchased or the upgrade completed. Testing of this equipment has been substantially completed and installation of the equipment is expected to be completed, though there is no assurance, by March 31, 1999. The Company has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Company has completed contacting all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The Validation phase is targeted for completion by March 31, 1999. The Implementation Phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation Phase is targeted for completion by June 30, 1999.

Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, the replacement of computer hardware and related equipment that was not Year 2000 ready with equipment that is, costs involved in testing software and hardware products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software and hardware products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing vendor progress, testing enhanced software and hardware products and implementing any necessary contingency plans. Total direct costs are estimated not to exceed $500,000, but are not expected to be material to the Company's results of operations in any one quarter or fiscal year. This estimate includes the cost, and resulting depreciation, of accelerating the replacement of computer equipment that is currently fully depreciated, or would have been by the Year 2000, and that would have been replaced in the ordinary course of business over the next two years. Year 2000 remediation costs are not expected to have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company. The company does not separately track the internal costs incurred for the Year 2000 project; such costs are principally the related payroll costs for its information systems group and other employees involved in the project.

The Company is developing remediation contingency plans and business resumption plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears to be in jeopardy of failing to deliver a year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment system providers and other financial institutions makes it impossible to assure that failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of September 30, 1998 (in the Company's Form 10-K) to December 31, 1998.

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




                                          FIDELITY BANCORP, INC.



Date:   February 11, 1999                 By:      /s/ William L. Windisch
                                                   --------------
                                                   William L. Windisch
                                                   President and Chief Executive
                                                   Officer


Date:   February 11, 1999                 By:      /s/ Richard G. Spencer
                                                   --------------

                                                   Richard G. Spencer
                                                   Vice President and Chief
                                                   Financial Officer