Form 10-Q
period 1999-03-31
FIDELITY BANCORP INC
filed 1999-05-17
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                         Commission file number 0-22288

                             Fidelity Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      25-1705405
        ------------                                      ----------
(State  or  other   jurisdiction               (IRS Employer Identification No.)
of incorporation or organization


         1009 Perry Highway, Pittsburgh, Pennsylvania, 15237 (Address of
         ---------------------------------------------------------------
                          principal executive offices)


                                  412-367-3300
                                  ------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
                  has been subject to such filing requirements
                         for the past 90 days. Yes   X     No
                                                  ------     ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                Check whether the registrant filed all documents
                 and reports required to be filed by Section 12,
                    13 or 15(d) of the Exchange Act after the
                       distribution of securities under a
                       plan confirmed by a court. Yes         No
                                                     ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,976,082 shares, par value $0.01, at April 30, 1999

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial
------------------
Information


Item 1.  Financial Statements

          Consolidated Statements of Financial Condition as of
          September 30, 1998 and March 31, 1999 (Unaudited)

          Consolidated Statements of Income (Unaudited) for the
          Three and Six Months Ended March 31, 1998 and 1999

          Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 1998 and 1999

          Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the Six Months Ended March 31, 1998 and 1999

          Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk


Part II - Other Information
---------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I - Financial Information

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                 (in thousands)

                                                         March 31,    September 30,
                                                           1999            1998
                                                           ----            ----
                                                              (Unaudited)
Cash and amounts due from
   depository institutions                              $   6,636      $   2,539
Interest-earning demand deposits with
   other institutions                                         240            613
Investment securities held-to-maturity                      3,628          6,625
Investment securities available-for-sale                   73,196         57,590
Loans receivable, net  (Notes 5 and 6)                    240,211        218,892
Mortgage-backed securities held-to-maturity                15,668         19,913
Mortgage-backed securities available-for-sale              96,836         82,957
Real estate owned, net                                         --             21
Federal Home Loan Bank stock - at cost                      7,357          5,050
Accrued interest receivable, net                            2,667          2,573
Office premises and equipment, net                          3,896          3,446
Deferred tax asset                                          1,086            700
Prepaid expenses and sundry assets                          5,377          5,125
                                                        ---------      ---------
       Total Assets                                     $ 456,798      $ 406,044
                                                        =========      =========

(continued)

                                                         March 31,    September 30,
                                                           1999            1998
                                                           ----            ----
                                                              (Unaudited)
         Liabilities and Net worth
         -------------------------
Liabilities:
   Savings deposits                                     $ 264,573      $ 261,735
   Federal Home Loan Bank advances                        145,500        100,200
   Reverse repurchase agreements                            2,594          1,870
   Advance deposits by borrowers for
      taxes and insurance                                   2,365          1,126
   Accrued interest on savings and other deposits              36             92
   Accrued income taxes payable                                --            171
   Other accrued expenses and sundry liabilities            2,192          1,579
   Guaranteed preferred beneficial interest in
       Company's debentures                                10,250         10,250
                                                        ---------      ---------
       Total Liabilities                                  427,510        377,023
                                                        ---------      ---------
Stockholders' equity (Notes 3 and 4):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 1,981,052
      and 1,978,543 shares issued and outstanding,
      respectively                                             20             20
   Treasury stock, at cost (5,000 shares)                     (89)            --
   Additional paid-in capital                              14,248         14,168
   Retained earnings - substantially restricted            15,236         14,106
   Accumulated other comprehensive income,
      net of tax                                             (127)           727
                                                        ---------      ---------
       Total Stockholders' Equity                          29,288         29,021
                                                        ---------      ---------
       Total Liabilities and Stockholders' Equity       $ 456,798      $ 406,044
                                                        =========      =========

See accompanying notes to financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                      (in thousands except per share data)

                                                          Three Months Ended                   Six Months Ended
                                                                March 31,                           March 31,
                                                         1999              1998              1999               1998
                                                         ----              ----              ----               ----
Interest income:
   Loans                                              $  4,612           $ 3,960           $  9,291           $  7,944
   Mortgage-backed securities                            1,709             1,952              3,350              4,037
   Investment securities:
       Taxable                                             666               636              1,313              1,310
       Tax-exempt                                          457               278                873                528
   Deposits with other institutions                          7                29                 20                 33
                                                      --------          --------           --------           --------
     Total interest income                               7,451             6,855             14,847             13,852
                                                      --------          --------           --------           --------

Interest expense:
   Savings deposits                                      2,621             2,724              5,449              5,395
   Guaranteed preferred beneficial interest
      in subordinated debt                                 256               256                512                512
Borrowed funds                                           1,751             1,321              3,293              2,706
                                                      --------          --------           --------           --------
      Total interest expense                             4,628             4,301              9,254              8,613
                                                      --------          --------           --------           --------

Net interest income before provision
   for loan losses                                       2,823             2,554              5,593              5,239
Provision for loan losses                                  100               110                205                225
                                                      --------          --------           --------           --------
 Net interest income after provision
    for loan losses                                      2,723             2,444              5,388              5,014
                                                      --------          --------           --------           --------

Other income:
   Service fee income                                       28                30                 73                 64
   Gain (loss) on sale of investment
      and mortgage-backed securities, net                   74                (1)                74                  8
   Gain (loss) on sale of loans                              1                 7                  5                  9
   Other operating income                                  315               271                591                444
                                                      --------          --------           --------           --------
    Total other income                                     418               307                743                525
                                                      --------          --------           --------           --------

(continued)

                                                          Three Months Ended                   Six Months Ended
                                                                March 31,                           March 31,
                                                         1999              1998              1999               1998
                                                         ----              ----              ----               ----
Operating expenses:
   Compensation and employee benefits                    1,183             1,003              2,375              2,047
   Occupancy and equipment expense                         209               161                419                299
   Depreciation and amortization                           149               127                295                250
   Federal insurance premiums                               40                38                 78                 76
   (Gain) loss on real estate owned, net                     6                 1                (39)                10
   Other operating expenses                                484               421                929                830
                                                      --------          --------           --------           --------
     Total operating expenses                            2,071             1,751              4,057              3,512
                                                      --------          --------           --------           --------

Income before income tax provision                       1,070             1,000              2,074              2,027
Income tax provision                                       286               335                587                694
                                                      --------          --------           --------           --------
Net income                                            $    784          $    665           $  1,487           $  1,333
                                                      ========          ========           ========           ========
Basic earnings per common share (Note 3)              $   0.40          $   0.34           $   0.75           $   0.68
                                                      ========          ========           ========           ========
Diluted earnings per common share (Note 3)            $   0.39          $   0.33           $   0.73           $   0.65
                                                      ========          ========           ========           ========
Dividends per common share (Note 3)                   $  0.090          $  0.072           $  0.180           $  0.144
                                                      ========          ========           ========           ========

See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                             Six Months Ended March 31,
                                                                             --------------------------
                                                                                1999          1998
                                                                                ----          ----
Operating Activities:
     Net income                                                               $  1,487      $  1,333
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                                 205           225
         (Gain) loss on real estate owned                                          (39)           10
         Depreciation of premises and equipment                                    295           250
                                                                                  (158)          (66)
         Deferred loan fee amortization
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                  196           205
         Net (gain) loss on sale of investment securities                         (127)           (6)
         Net (gain) loss on sale of mortgage-backed securities                      53            (3)
         Net (gain) loss  on sale of loans                                          (5)           (9)
         Origination of loans held-for-sale                                       (477)          (68)
         Proceeds from sale of loans held-for-sale                                 479            68
         (Increase) decrease in interest receivable                                (94)         (136)
         (Increase) decrease in deferred tax asset                                (386)         (180)
         Increase (decrease) in accrued income taxes                              (171)          316
         Increase (decrease) in interest payable                                   (56)         (107)
         Other changes, net                                                        941          (946)
                                                                              --------      --------

        Net cash provided (used) by operating activities                         2,143           886

                                                                             Six Months Ended March 31,
                                                                             --------------------------
                                                                                1999          1998
                                                                                ----          ----
Investing Activities:

     Proceeds from sales of investment securities available-for-sale             1,558         8,001
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale                                 9,008         2,005
     Purchases of investment securities available-for-sale                     (26,375)      (11,764)
     Proceeds from sales of mortgage-backed securities available-for-sale        3,171        14,042
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                    15,342         8,066
     Purchases of mortgage-backed securities available-for-sale                (33,515)      (24,192)
     Proceeds from maturities and principal repayments of investment
        securities held-to-maturity                                              5,000         5,129
     Purchases of investment securities held-to-maturity                        (2,004)       (7,997)
     Purchases of mortgage-backed securities held-to-maturity                       --            --
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                               4,201         5,845
     Net (increase) decrease in loans                                          (21,738)      (19,426)
     Proceeds from sale of other loans                                             251           269
     Additions to office premises and equipment                                   (746)         (195)
     Net purchases of FHLB Stock                                                (2,307)          (40)
                                                                              --------      --------

  Net cash provided (used) by investing activities                             (48,154)      (20,257)
                                                                              --------      --------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
              Consolidated  Statements of Cash Flows (Unaudited) (Cont'd.)
                                 (in thousands)

                                                                    Six Months Ended March 31,
                                                                     1999               1998
                                                                     ----               ----
Financing Activities:
Net increase (decrease) in savings deposits                            2,838            18,814
Increase (decrease) in reverse repurchase agreements                     724               575
Net increase (decrease) in FHLB advances                              45,300              (600)
Increase in advance payments by borrowers for
  taxes and insurance                                                  1,239             1,015
Cash dividends paid                                                     (357)             (281)
Stock options exercised                                                   52                45
Proceeds from sale of stock                                               28               114
Repurchase of stock                                                      (89)               --
                                                                    --------          --------

Net cash provided (used) by financing activities                      49,735            19,682
                                                                    --------          --------

Increase (decrease) in cash and cash equivalents                       3,724               311

Cash and cash equivalents at beginning of period                       3,152             3,975
                                                                    --------          --------

Cash and cash equivalents at end of period                          $  6,876          $  4,286
                                                                    ========          ========


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings                         $  9,195          $  8,575
  Income taxes                                                      $    750          $    785
                                                                    --------          --------

See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                                 (in thousands)

                                                                                                       Accumulated
                                                                       Additional                     Other Compre-
                                          Common         Paid-in        Treasury        Retained      hensive Income
                                          Stock          Capital         Stock          Earnings        Net of Tax         Total
                                          -----          -------         -----          --------        ----------         -----
Balance at September 30, 1997           $       16    $   13,810       $        0       $ 11,822     $      233         $  25,881

Net income                                                                                 1,333                            1,333

  Cash dividends paid (Note 3)                                                              (281)                            (281)

  5/4 Stock Split                                4           (4)                                                                0

  Cash paid on stock split in
   lieu of fractional shares                                                                  (5)                              (5)

  Net change in unrealized gain
    (loss) on securities available-
    for-sale, net of taxes                                                                                  466               466

  Sale of stock through Dividend
    Reinvestment Plan                                        114                                                              114

  Stock options exercised                                     45                                                               45
                                        ----------    ----------       ----------       --------     ----------         ---------
Balance at March 31, 1998               $       20    $   13,965       $        0       $ 12,869     $      699          $ 27,553
                                        ==========    ==========       ==========       ========     ==========          ========


Balance at September 30, 1998           $       20    $   14,168       $        0       $ 14,106     $      727         $  29,021

Net income                                                                                 1,487                            1,487

  Cash dividends paid (Note 3)                                                              (357)                            (357)

  Net change in unrealized gain
    (loss) on securities available-
    for-sale, net of taxes                                                                                 (854)             (854)

  Repurchase - 5,000 shares                                                   (89)                                            (89)

  Sale of stock through Dividend
    Reinvestment Plan                                         28                                                               28

  Stock options exercised                                     52                                                               52
                                        ----------    ----------       ----------       --------     ----------         ---------
Balance at March 31, 1999               $       20    $   14,248       $      (89)      $ 15,236     $     (127)        $  29,288
                                        ==========    ==========       ==========       ========     ==========          ========

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                      September 30, 1998 and March 31, 1999
(1) Consolidation
-----------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
-------------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended September 30, 1998. The results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999 or any other period.

(3) Earnings Per Share
----------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 provides revised reporting standards for earnings per share ("EPS") and is effective for financial statement periods ending after December 15, 1997. SFAS No. 128 eliminates primary and fully diluted EPS disclosures and adds new disclosures of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company adopted SFAS No. 128 as of December 31, 1997. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                        Three Months Ended                          Six Months Ended
                                                              March 31,                                  March 31,
                                                        1999          1998                           1999        1998
                                                        ------------------                           ----------------
Numerator:
Net income                                             $  784        $  665                          $1,487     $1,333
   Numerator for basic and
    diluted earnings per share                         $  784        $  665                          $1,487     $1,333
    Denominator:
Denominator for basic earnings
   per share - weighted average shares                  1,983         1,959                           1,981      1,953
Effect of dilutive securities:
   Employee stock options                                  47            86                              47         86
Denominator for diluted earnings
   per share - weighted average
   shares and assumed conversions                       2,030         2,045                           2,028      2,039
Basic earnings per share                               $  .40        $  .34                          $  .75     $  .68
Diluted earnings per share                             $  .39        $  .33                          $  .73     $  .65

Per share amounts have been restated to give retroactive effect to the 25% common stock split declared by the Company's Board of Directors and paid on March 31, 1998.

(4) Securities
The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as other comprehensive income in stockholders' equity. Unrealized losses of $127,000, net of tax, on investments classified as available-for-sale are recorded at March 31, 1999.

(5) Loans Receivable
         Loans  receivable  are  comprised of the following
         (dollar  amounts in thousands):

                                                   March 31,      September 30,
                                                     1999            1998
First mortgage loans:
         Conventional:
                  1-4 family dwellings             $ 132,930      $ 115,559
                  Multi-family dwellings               3,715          4,262
         Commercial                                   23,786         21,881
         Construction                                 14,633         21,212
                                                   ---------      ---------
                                                     175,064        162,914
                                                   ---------      ---------
Less:
         Loans in process                            (10,718)       (12,916)
         Unearned discounts and fees                  (1,220)        (1,142)
                                                   ---------      ---------
                                                     163,126        148,856
                                                   ---------      ---------
Installment loans:
         Home equity                                  44,697         42,290
         Consumer loans                                2,091          2,359
         Other                                         4,940          4,473
                                                   ---------      ---------
                                                      51,728         49,122
                                                   ---------      ---------
Commercial business loans and leases:
         Commercial business loans                    23,500         19,509
         Commercial leases                             4,194          3,648
                                                   ---------      ---------
                                                      27,694         23,157
                                                   ---------      ---------

Less: Allowance for loan losse                        (2,337)        (2,243)
                                                   ---------      ---------

         Loans receivable, net                     $ 240,211      $ 218,892
                                                   =========      =========

(6) Changes in the allowance for loan losses for the six months ended March 31, 1999 and 1998 are as follows (dollar amounts in thousands):

                                            1999           1998
                                           ------         ------
Balance at beginning of the fiscal year    $2,243         $1,931
Provision for loan losses                     205            225
Charge-offs                                  (113)           (46)
Recoveries                                      2              4
                                           ------         ------
Balance at March 31,                       $2,337         $2,114
                                           ======         ======

The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of probable losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and
118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant shortfall in payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

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

At March 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $506,000. Included in this amount is $506,000 of impaired loans for which the related allowance for loan losses is $243,000, and no impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended March 31, 1999 was $334,000. For the six months ended March 31, 1999, the Company recognized interest income on those impaired loans of $6,000 using the cash basis of income recognition.

(7) Comprehensive Income
------------------------
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income ." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the six months ended March 31, 1999 and 1998, the Company's total comprehensive income was $633,000 and $1.8 million, respectively. Total comprehensive income is comprised of net income of $1.5 million and $1.3 million and other comprehensive income of ($854,000) and $466,000, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available-for-sale.

(8) On October 1, 1998, the Bank opened its ninth full service branch office at 2034 Penn Avenue in Pittsburgh's Strip District. The building in which the branch is located is leased from an independent third party.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1998 and March 31, 1999
--------------------------------------------------------------------------

Total assets of the Company increased $50.8 million or 12.5% to $456.8 million at March 31, 1999 from $406.0 million at September 30, 1998. Significant changes in individual categories were increases in loans receivable of $21.3 million, investment securities available-for-sale of $15.6 million, mortgage-backed securities available-for-sale of $13.9 million, and decreases in investment securities held-to-maturity of $3.0 million and mortgage-backed securities held-to-maturity of $4.2 million.

Total liabilities of the Bank increased by $50.5 million or 13.4% to $427.5 million at March 31, 1999 from $377.0 million at September 30, 1998. The increase primarily reflects a $45.3 million increase in Federal Home Loan Bank advances and a $2.8 million increase in savings deposits.

Stockholders' equity increased $267,000 or .9% to $29.3 million at March 31, 1999, compared to September 30, 1998. The increase reflects net income for the six month period ended March 31, 1999 of $1.49 million, stock options exercised of $52,000 and stock issued under the Dividend Reinvestment Plan of $28,000. Partially offsetting these increases were common stock cash dividends paid of $357,000, a decrease in unrealized holding gains on securities available-for-sale of $854,000, and the purchase of treasury stock at cost for $89,000.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented. (Dollar amounts in thousands):

                                                    March 31,    September 30,
                                                     1999            1998
                                                     ----            ----
Non-accrual residential real
  estate loans (one-to-four-family)                $  211           $  224

Non-accrual construction, multi-family
  residential and commercial real estate loans      1,544              199

Non-accrual installment and
  commercial business loans                           587              129
                                                   ------           ------

Total non-performing loans                         $2,342           $  552
                                                   ======           ======

Total non-performing loans as
  a percent of net loans receivable                   .97%             .25%
                                                   ======           ======

Total real estate owned,
  net of related reserves                          $   -            $   21
                                                   ======           ======

Total non-performing loans and real estate
  owned as a percent of total assets                  .51%             .14%
                                                   ======           ======

Included in non-performing loans at March 31, 1999 are four single-family residential real estate loans totaling $211,000, four commercial real estate loans totaling $1.5 million, 16 installment loans totaling $138,000, six commercial business loans totaling $411,000 and three commercial business leases totaling $37,000.

At March 31, 1999,  the Bank had an allowance for loan losses of $2.3 million or
 .97% of net loans receivable, as compared to an allowance of $2.2 million or 1.02% of net loans receivable at September 30, 1998. The allowance for loan losses equals 99.8% of non-performing loans at March 31, 1999.

Management has evaluated these non-performing loans and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 1999 is appropriate.

There was no real estate owned at March 31, 1999.

                       Comparison of Results of Operations
           for the Three and Six Months Ended March 31, 1999 and 1998

Net Income
----------

Net income for the three months ended March 31, 1999 was $784,000 compared to $665,000 for the same period in 1998, an increase of $119,000 or 17.9%. The increase reflects an increase in net interest income of $269,000 or 10.5%, an increase in other income of $111,000 or 36.2%, a decrease in the provision for loan losses of $10,000 or 9.1%, and a decrease in the provision for income taxes of $49,000 or 14.6%. Partially offsetting these factors was an increase in other operating expenses of $320,000 or 18.3%.

Net income for the six months ended March 31, 1999 was $1.487 million compared to $1.333 million for the same period in 1998, an increase of $154,000 or 11.6%. The increase reflects an increase in net interest income of $354,000 or 6.8%, an increase in other income of $218,000 or 41.5%, a decrease in the provision for loan losses of $20,000 or 8.9% and a decrease in the provision for income taxes of $107,000 or 15.4%. Partially offsetting these factors was an increase in other operating expenses of $545,000 or 15.5%.

Interest Rate Spread
--------------------

The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, increased to 2.59% in the three months ended March 31, 1999 from 2.56% in the same period in 1998. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                                        Three Months Ended March 31,
                                                                                           1999           1998
                                                                                           ----           ----
Average yield on:
   Mortgage loans                                                                          7.55%           7.74%
   Mortgage-backed securities                                                              6.09            6.38
   Installment loans                                                                       8.09            8.21
   Commercial business loans                                                               8.77            9.62
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1)                                                                    6.57            6.91
                                                                                           ----            ----
   Total interest-earning assets                                                           7.12            7.32
                                                                                           ----            ----
Average rates paid on:
   Savings deposits                                                                       3.96             4.26
   Borrowed funds                                                                         5.58             5.94
                                                                                          ----             ----
   Total interest-bearing liabilities                                                     4.53             4.76
                                                                                          ----             ----

Average interest rate spread                                                              2.59%            2.56%
                                                                                          ====             ====
Net yield on interest-earning assets                                                      2.81%            2.80%
                                                                                          ====             ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's tax-equivalent interest rate spread decreased to 2.66% in the six months ended March 31, 1999 from 2.68% in the same period in fiscal 1998. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                                  Six Months Ended March 31,
                                                                                      1999         1998
Average yield on:
   Mortgage loans                                                                     7.80%        8.00%
   Mortgage-backed securities                                                         6.09         6.44
   Installment loans                                                                  8.22         8.32
   Commercial business loans                                                          9.05        10.12
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1)                                                               6.69         6.95
                                                                                      ---          ----
   Total interest-earning assets                                                      7.27         7.45
                                                                                      ----         ----
Average rates paid on:
   Savings deposits                                                                   4.09         4.25
   Borrowed funds                                                                     5.64         5.31
0                                                                                      ----         ----
   Total interest-bearing liabilities                                                 4.61         4.77
                                                                                      ----         ----

Average interest rate spread                                                          2.66%        2.68%
                                                                                      ====         ====

Net yield on interest-earning assets                                                  2.85%        2.89%
                                                                                      ====         ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $652,000 or 16.5% to $4.6 million for the three months ended March 31, 1999, compared to the same period in 1998. The increase reflects an increase in the average loan balance outstanding during 1999, partially offset by a decrease in the yield earned on the loan portfolio. Interest on loans increased $1.3 million or 17.0% to $9.3 for the six months ended March 31, 1999, compared to the same period in fiscal 1998. The increase is attributable to an increase in the average loan balance outstanding during the 1999 period, partially offset by a decrease in the yield earned on these assets in the fiscal 1999 period as compared to the same period in fiscal 1998. The increase in the average balance of the loan portfolio in the fiscal 1999 periods reflects management's continued strategy of emphasizing and increasing loans. The lower yield earned on the portfolio reflects the lower long term interest rate environment that has existed for much of fiscal 1999, as both new loans originated are at lower rates and more existing borrowers refinanced into lower rate loans.

Interest on mortgage-backed securities decreased $243,000 or 12.4% to $1.7 million and $687,000 or 17.0% to $3.4 million for the three and six months ended March 31, 1999, respectively, as compared to the same periods in 1998. The decrease for both the three and six month periods ended March 31, 1999, reflects both a decrease in the average balance of mortgage-backed securities owned in the fiscal 1999 periods, as compared to fiscal 1998, and a decrease in the average yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities increased $187,000 or 19.8% to $1.1 million for the three month period ended March 31, 1999, as compared to the same period in 1998. The increase reflects an increase in the average balance in the portfolio, partially offset by a decrease in the yield earned on these investments. For the six month period ended March 31, 1999, interest on interest-earning deposits with other institutions and investment securities increased $335,000 or 17.9% to $2.2 million, as compared to the same period in the prior year. The increase reflects an increase in the average balance of such securities and deposits, partially offset by a decrease in the yield earned on these investments.

Interest Expense
----------------
Interest on savings deposits decreased $103,000 or 3.8% to $2.6 million and increased $54,000 or 1.0% to $5.4 million for the three and six month periods ended March 31, 1999, respectively, as compared to the same periods in fiscal 1998. The decrease for the three month period in fiscal 1999 as compared to fiscal 1998 reflects a decrease in the average cost of deposits, partially offset by an increase in the average balance of savings deposits. The increase for the six month period in fiscal 1999 reflects an increase in the average balance of savings deposits in the fiscal 1999 period, partially offset by a decrease in the average cost of the deposits. The cost of deposits has decreased in fiscal 1999 as interest rates have generally been lower than in the same periods in fiscal 1998.

Interest on borrowed funds increased $430,000 or 32.6% to $1.8 million and $587,000 or 21.7% to $3.3 million for the three and six month periods ended March 31, 1999, respectively, as compared to the same periods in fiscal 1998. The increases for both periods in fiscal 1999 as compared to fiscal 1998 reflect an increase in the Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements outstanding during the fiscal 1999 periods, partially offset by a decrease in the cost of those borrowings for the three month period; the cost of those borowings increased for the six month period. The Bank continues to rely on these wholesale funding sources in fiscal 1999 as an additional way to fund growth.

Interest on guaranteed preferred beneficial interest in subordinated debt was $256,000 and $512,000 for the three and six month periods ended March 31, 1999 and 1998. The Preferred Securities were issued in May 1997.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Bank's net interest income before provision for loan losses increased $269,000 or 10.5% to $2.8 million, and $354,000 or 6.8% to $5.6 million for the three and six month periods ended March 31, 1999, respectively, as compared to the same periods in fiscal 1998. The increase for both periods is primarily attributable to an increase in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased $10,000 or 9.1% to $100,000 and $20,000 or 8.9% to $205,000 for the three and six month periods ended March 31, 1999, respectively, as compared to the same periods in fiscal 1998. The provision for both years reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. The allowance for loan losses has increased from $2.1 million at March 31, 1998 to $2.3 million at March 31, 1999.

A monthly review is conducted by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the level of allowances for loan losses, consideration is given to general economic conditions, the diversification of the loan portfolio, historical loss experience, identified credit problems, delinquency levels and the adequacy of collateral. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions. In addition, various regulatory agencies review the adequacy of the allowance for loan losses as part of their examination process and may require additions to the allowance based on their judgment.

Other Income
------------

Total non-interest or other income increased $111,000 or 36.2% to $418,000 and $218,000 or 41.5% to $743,000 for the three and six month periods ended March 31, 1999, respectively, as compared to the same periods in fiscal 1998.

Service fee income, which includes late charges on loans and fees for loans serviced for others, decreased $2,000 or 6.7% to $28,000 for the three month period ended March 31, 1999, as compared to the same period in the prior year. The decrease is primarily attributable to a decrease in late charges on loans and loan servicing fee income. Service fee income increased $9,000 or 14.1% to $73,000 for the six month period ended March 31, 1999, as compared to the same period in fiscal 1998. The increase is primarily attributable to an increase in late charges on mortgage loans and the imposition of an annual fee on lines of credit, partially offset by a decrease in loan servicing fee income.

Gain on the sale of investment and mortgage-backed securities was $74,000 for the three month period ended March 31, 1999, as compared to a loss of $1,000 in the same period in 1998. For the six month period ended March 31, 1999, a gain of $74,000 was recorded, as compared to a gain of $8,000 for the same period in fiscal 1998. All sales were made from the available-for-sale portfolio in the periods and were done to reflect current economic conditions and asset/liability management strategies, as well as changing market conditions.

Gain on sale of loans was $1,000 and $5,000 for the three and six month periods ended March 31, 1999, respectively, as compared to gains of $7,000 and $9,000 in the comparable periods in fiscal 1998. The Bank sells education loans to the Student Loan Marketing Association ("SLMA"). Such sales generally result in some gain or loss being realized and are being done to reduce the Bank's position in these loans, which are generally lower yielding and subject to extensive and costly government regulation. The Bank does not intend to originate additional student loans for its portfolio, except those that will be serviced by SLMA. Results generally reflect the timing of such sales.

Other operating income includes miscellaneous sources of income which consist primarily of various fees related to checking accounts, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $44,000 or 16.2% to $315,000 and increased $147,000 or 33.1% to $591,000 for the three and six month periods ended March 31, 1999, as compared to the same periods in fiscal 1998. The increase for both the three and six month periods is primarily due to increases in fees related to returned checks, increased automatic teller machine fees, and increased safe deposit box fees, partially offset by decreased fees on the sale of accident and health insurance on loans. In addition, fiscal 1999 results reflect increased earnings on the cash surrender value of life insurance policies on certain executive officers, and fees earned from a program, introduced in July 1998, to sell non-insured investment products such as mutual funds and annuities to both Bank and nonbank customers.

Other Expenses
--------------

Total operating expenses increased $320,000 or 18.3% to $2.1 million and $545,000 or 15.5% to $4.1 million for the three and six month periods ended March 31, 1999, respectively, as compared to the same period in fiscal 1998.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $180,000 or 18.0% to $1.2 million and $328,000 or 16.0% to $2.4 million for the three and six month periods ended March 31, 1999, respectively, compared to the same periods in fiscal 1998. Factors contributing to the increase were normal salary increases, higher bonuses awarded in fiscal 1999, an increase in the number of employees on the payroll, and an increase in retirement and health care expenses. The increase in the number of employees primarily reflects staffing additions for the new branch office opened in Pittsburgh's Strip District in October 1998, as well as staffing for the Bank's new brokerage services program.

Office occupancy and equipment expense increased $48,000 or 29.8% to $209,000 and $120,000 or 40.1% to $419,000 for the three and six month periods ended March 31, 1999, respectively, compared to the same periods in fiscal 1998. In both the three and six month periods, the increases partially reflect costs associated with renovating and opening the Bank's new Strip District branch in October 1998, which is a leased facility. Additionally, the increase reflects increased equipment costs, a portion of which was incurred dealing with the Year 2000 problem.

Depreciation and amortization increased $22,000 or 17.3% to $149,000 and $45,000 or 18.0% to $295,000 for the three and six month periods ended March 31, 1999, respectively, compared to the same periods in fiscal 1998. The results reflect additional depreciation on equipment added or updated during the past year, depreciation on renovations completed on the Bank's data processing and back office location, and amortization of leasehold improvements on the Bank's new Strip District office.

Federal deposit insurance premiums increased $2,000 or 5.3% to $40,000 and $2,000 or 2.6% to $78,000 for the three and six month periods ended March 31, 1999, respectively, compared to the same periods in fiscal 1998. The insurance payments reflect the average level of savings deposits outstanding.

Net loss on real estate owned was $6,000 for the three months ended March 31, 1999, as compared to a net loss of $1,000 in the comparable period in fiscal 1998. Net gain on real estate owned was $39,000 for the six month period ended March 31, 1999, compared to a net loss of $10,000 in the prior year period. Results for the periods reflect the sale of property held as real estate owned. At March 31, 1999, the Bank had no property classified as real estate owned.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges and other administrative expenses, increased $63,000 or 15.0% to $484,000 and $99,000 or 11.9% to
$929,000 for the three and six month periods ended March 31, 1999, respectively, as compared to the same periods in fiscal 1998. Significant variations between both the three and six month periods in fiscal 1999, as compared to fiscal 1998, include increases in consulting fees, telephone expenses, legal fees, and expenses relating to credit cards issued by the Bank, partially offset by a decrease in stationary and supplies expense.

Income Taxes
------------

Income  taxes  decreased  $49,000 or 14.6% to $286,000  and $107,000 or 15.4% to
$587,000 for the three and six month periods ended March 31, 1999, respectively, compared to the same periods in fiscal 1998. The decrease in taxes for both the three and six month periods ended March 31, 1998, as compared to the same periods in the prior year, primarily results from a decrease in taxable income. The decrease in taxable income is primarily attributable to an increase in tax-exempt investments generating non-taxable income. The effective tax rate decreased to 28.3% for the six month period ended March 31, 1999, from 34.2% in the comparable fiscal 1998 period.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 1999, the Company had Tier 1 capital as a percentage of risk-weighted assets of 15.12% and total risk-based capital as a percentage of risk-weighted assets of 16.18%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum.
At March 31, 1999, the Company had a Leverage Ratio of 8.81%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 1999, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.50% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 1999, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.10%.

A reconciliation of Stockholders' Equity for the Bank to Regulatory Capital is as follows:

Stockholder's equity at March 31, 1999 (1)                           $28,432,335
Plus: Unrealized losses on debt securities                                66,273
                                                                     -----------
Tier 1 Capital at March 31, 1999                                      28,498,608
Plus: Qualifying loan loss allowance                                   2,337,258
                                                                     -----------
Total capital at March 31, 1999                                      $30,835,866
                                                                     ===========

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 032.

Liquidity
---------

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 1999, the total of approved loan commitments amounted to $4.3 million. In addition, the Bank had $10.7 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $96.0 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

Year 2000
---------

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

The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse impact on the Company.

In May 1997 the Company established a Year 2000 Compliance Committee (the "Committee") and subsequently developed a Year 2000 Compliance Plan (the "Plan"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. The Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete affirmation that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. Prioritization of the most critical software applications and hardware configurations has been addressed, along with contract and service agreements. A significant portion of the Company's data processing software is provided by third party vendors. The Company has maintained ongoing contact with these vendors so that modification of the software for Year 2000 readiness is a top priority. The Company, in coordination with these vendors, has successfully completed testing all significant applications. In addition, all significant hardware that required replacement or upgrade has been purchased and installed or the upgrade completed. Testing of this equipment has also been substantially completed. The Company has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Company has completed contacting all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The Validation phase is now substantially complete. The Implementation Phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis.
The Implementation Phase is targeted for completion by June 30, 1999.

Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, the replacement of computer hardware and related equipment that was not Year 2000 ready with equipment that is, costs involved in testing software and hardware products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software and hardware products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing vendor progress, testing enhanced software and hardware products and implementing any necessary contingency plans. Total direct costs are estimated not to exceed $500,000, but are not expected to be material to the Company's results of operations in any one quarter or fiscal year. As of March 31, 1999, approximately $350,000 had already been incurred. This estimate includes the cost, and resulting depreciation, of accelerating the replacement of computer equipment that is currently fully depreciated, or would have been by the Year 2000, and that would have been replaced in the ordinary course of business over the next two years. Year 2000 remediation costs are not expected to have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company. The company does not separately track the internal costs incurred for the Year 2000 project; such costs are principally the related payroll costs for its information systems group and other employees involved in the project.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of September 30, 1998 (in the Company's Form 10-K) to March 31, 1999.

Part II - Other Information


Item. 1   Legal Proceedings

          The  Bantk  is not  involved in any pending  legal  proceedings  other
          than   non-material   legal  proceedings  undertaken  in the  ordinary
          course of business.


Item 2.   Changes in Securities

          None


Item 3.   Defaults Upon Senior Securities

          Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         On  February  2,  1999,   the  Company  held  its  annual   meeting  of
         stockholders and the following items were presented:

         Election of Directors Robert F. Kastelic,  Oliver D. Keefer and Charles
         E. Nettrour for terms of three years ending in 2002. Mr. Kastelic received 1,407,200 votes in favor and 104,859 votes withheld. Mr Keefer received 1,407,200 votes in favor and 104,859 withheld. Mr. Nettrour received 1,407,200 votes in favor and 104,859 votes withheld

         Ratification of the appointment of KPMG LLP as the Company's auditors for the 1999 fiscal year. KPMG LLP was ratified as the Company's auditors with 1,492,377 votes for, 9,282 votes against, and 10,399 abstentions.


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FIDELITY BANCORP, INC.



Date:  May 14, 1999                   By: /s/ William L. Windisch
                                      -------------------------------------
                                      William L. Windisch
                                      President and Chief Executive Officer


Date:  May 14, 1999                   By:  /s/ Richard G. Spencer
                                      -------------------------------------
                                      Richard G. Spencer
                                      Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      FIDELITY  BANCORP, INC.



Date:  May 14, 1999                   By: /s/ William L. Windisch
                                      ------------------------------------------
                                      William L. Windisch
                                      President and Chief Executive Officer


Date:  May 14, 1999                   By: /s/ Richard G. Spencer
                                      ------------------------------------------
                                      Richard G. Spencer
                                      Vice President and Chief Financial Officer