Form 10-Q
period 1999-06-30
FIDELITY BANCORP INC
filed 1999-08-05
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from ____________________ to ____________________

                         Commission file number 0-22288

                             Fidelity Bancorp, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 25-1705405
         ------------                                 ----------
(State  or  other   jurisdiction  of        (IRS Employer Identification No.)
incorporation or organization

               1009 Perry Highway, Pittsburgh, Pennsylvania, 15237
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  412-367-3300
                                  ------------
                           (Issuer's telephone number)

 -------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                Check whether the registrant filed all documents
               and reports required to be filed by Section 12, 13
                     or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,110 shares, par value $0.01, at July 31, 1999

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index


Part I - Financial Information                                                                                Page
------------------------------                                                                                ----

Item 1.  Financial Statements

          Consolidated Statements of Financial Condition as of September 30, 1998
               and June 30, 1999 (Unaudited)                                                                     1

          Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended
               June 30, 1998 and 1999                                                                            2

          Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
               June 30, 1998 and 1999                                                                          3-4

          Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the Nine
               Months Ended June 30, 1998 and 1999                                                               5

          Notes to Consolidated Financial Statements (Unaudited)                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                               9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              18


Part II - Other Information

Item 1.  Legal Proceedings                                                                                      19

Item 2.  Changes in Securities                                                                                  19

Item 3.  Defaults Upon Senior Securities                                                                        19

Item 4.  Submission of Matters to a Vote of Security Holders                                                    19

Item 5.  Other Information                                                                                      19

Item 6.  Exhibits and Reports on Form 8-K                                                                       19

Signatures                                                                                                      20

Part I - Financial Information


                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 ----------------------------------------------
                                 (in thousands)

                                                                  June 30,          September 30,
           Assets                                                   1999                 1998
           ------                                                   ----                 ----
                                                                 (Unaudited)
Cash and amounts due from
   depository institutions                                            $5,149             $2,539
Interest-earning demand deposits with
   other institutions                                                    480                613
Investment securities held-to-maturity                                 3,626              6,625
Investment securities available-for-sale                              76,570             57,590
Loans receivable, net  (Notes 5 and 6)                               257,255            218,892
Mortgage-backed securities held-to-maturity                           14,473             19,913
Mortgage-backed securities available-for-sale                         93,642             82,957
Real estate owned, net                                                   108                 21
Federal Home Loan Bank stock - at cost                                 7,830              5,050
Accrued interest receivable, net                                       2,783              2,573
Office premises and equipment, net                                     4,672              3,446
Deferred tax asset                                                     2,469                700
Prepaid expenses and sundry assets                                     5,188              5,125
                                                            ----------------     --------------
       Total Assets                                        $         474,245    $       406,044
                                                            ================     ==============
         Liabilities and Net worth
Liabilities:
   Savings deposits                                                 $270,055           $261,735
   Federal Home Loan Bank advances                                   157,300            100,200
   Reverse repurchase agreements                                       3,792              1,870
   Advance deposits by borrowers for
      taxes and insurance                                              3,228              1,126
   Accrued interest on savings and other deposits                         53                 92
   Accrued income taxes payable                                          163                171
   Other accrued expenses and sundry liabilities                       2,491              1,579
   Guaranteed preferred beneficial interest in
       Company's debentures                                           10,250             10,250
                                                            ----------------       ------------
       Total Liabilities                                             447,332            377,023
                                                            ----------------       ------------
Stockholders' equity (Notes 3 and 4):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 1,988,377
      and 1,978,543 shares issued and outstanding,
      respectively                                                        20                 20
   Treasury stock, at cost (28,500 shares)                              (511)                 -
   Additional paid-in capital                                         14,281             14,168
   Retained earnings - substantially restricted                       15,920             14,106
   Accumulated other comprehensive income,
      net of tax                                                      (2,797)               727
                                                            ----------------      -------------
       Total Stockholders' Equity                                     26,913             29,021
                                                            ----------------      -------------
       Total Liabilities and Stockholders' Equity          $         474,245     $      406,044
                                                            ================      =============


See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                Three Months Ended      Nine Months Ended
                                                      June 30,               June 30,
                                                      --------               --------
                                                  1999        1998        1999        1998
                                                  ----        ----        ----        ----
Interest income:
   Loans                                      $  4,862    $  4,231    $ 14,152    $ 12,175
   Mortgage-backed securities                    1,727       1,877       5,077       5,914
   Investment securities:
       Taxable                                     762         627       2,076       1,937
       Tax-exempt                                  486         342       1,358         870
   Deposits with other institutions                  7          12          27          44
                                              --------     -------    --------    --------
      Total interest income                      7,844       7,089      22,690      20,940
                                              --------     -------    --------    --------
Interest expense:
   Savings deposits                              2,527       2,766       7,975       8,161
   Guaranteed preferred beneficial interest
      in Company's debentures                      263         256         775         768
   Borrowed funds                                2,025       1,351       5,319       4,056
                                              --------     -------    --------    --------
      Total interest expense                     4,815       4,373      14,069      12,985
                                              --------     -------    --------    --------
Net interest income before provision
   for loan losses                               3,029       2,716       8,621       7,955
Provision for loan losses                          155          90         360         315
                                              --------    --------    --------    --------

Net interest income after provision
   for loan losses                               2,874       2,626       8,261       7,640
                                              --------    --------    --------    --------
Other income:
   Service fee income                               34          29         106          93
   Gain (loss) on sale of investment
      And mortgage-backed securities, net           --          60          74          68
   Gain (loss) on sale of loans                      1          (3)          6           6
   Other operating income                          337         230         928         674
                                              --------    --------    --------    --------
      Total other income                           372         316       1,114         841
                                              --------    --------    --------    --------
Operating expenses:
   Compensation and employee benefits            1,165       1,097       3,540       3,143
   Occupancy and equipment expense                 216         167         635         467
   Depreciation and amortization                   139         132         434         382
   Federal insurance premiums                       40          39         118         115
   (Gain) loss on real estate owned, net            (1)          2         (40)         11
   Other operating expenses                        471         421       1,399       1,252
                                              --------    --------    --------    --------
      Total operating expenses                   2,030       1,858       6,086       5,370
                                              --------    --------    --------    --------
Income before income tax provision               1,216       1,084       3,289       3,111
Income tax provision                               334         349         921       1,043
                                              --------    --------    --------    --------
Net income                                    $    882    $    735    $  2,368    $  2,068
                                              ========    ========    ========    ========
Basic earnings per common share (Note 3)      $   0.45    $   0.37    $   1.20    $   1.06
                                              ========    ========    ========    ========
Diluted earnings per common share (Note 3)    $   0.44    $   0.36    $   1.17    $   1.02
                                              ========    ========    ========    ========
Dividends per common share (Note 3)           $   0.10    $   0.09    $   0.28    $  0.234
                                              ========    ========    ========    ========

See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                          Nine Months Ended June 30,
                                                                          --------------------------
                                                                              1999        1998
                                                                              ----        ----
Operating Activities:
     Net income                                                             $  2,368    $  2,068
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                               360         315
         (Gain) loss on real estate owned                                        (40)         11
         Depreciation of premises and equipment                                  434         382
         Deferred loan fee amortization                                         (211)       (137)
         Amortization of investment and mortgage-backed securities
          Discounts/premiums, net                                                276         315
         Net (gain) loss on sale of investment securities                       (127)       (186)
         Net (gain) loss on sale of mortgage-backed securities                    53         118
         Net (gain) loss  on sale of loans                                        (6)         (6)
         Origination of loans held-for-sale                                     (477)        (80)
         Proceeds from sale of loans held-for-sale                               479          81
         (Increase) decrease in interest receivable                             (210)       (157)
         Increase (decrease) in accrued income taxes                              (8)         11
         Increase (decrease) in interest payable                                 (39)        (83)
         Other changes, net                                                      933       4,003
                                                                            --------    --------
        Net cash provided (used) by operating activities                       3,785       6,655
                                                                            --------    --------
Investing Activities:

     Proceeds from sales of investment securities available-for-sale           1,558      16,322
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale                              11,508       2,005
     Purchases of investment securities available-for-sale                   (34,787)    (20,261)
     Proceeds from sales of mortgage-backed securities available-for-sale      3,171      40,145
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                  21,971      14,467
     Purchases of mortgage-backed securities available-for-sale              (38,532)    (43,544)
     Proceeds from maturities and principal repayments of investment
        securities held-to-maturity                                            5,000       5,202
     Purchases of investment securities held-to-maturity                      (2,004)     (7,997)
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                             5,379      10,054
     Net (increase) decrease in loans                                        (38,959)    (31,813)
     Proceeds from sale of other loans                                           335         460
     Additions to office premises and equipment                               (1,660)       (235)
     Net purchases of FHLB Stock                                              (2,780)       (165)
                                                                            --------    --------
  Net cash provided (used) by investing activities                           (69,800)    (15,360)
                                                                            --------    --------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)

                                                      Nine Months Ended June 30,
                                                      --------------------------
                                                           1999        1998
                                                           ----        ----


Financing Activities:
---------------------

Net increase (decrease) in savings deposits               8,320      16,542
Increase (decrease) in reverse repurchase agreements      1,922       1,019
Net increase (decrease) in FHLB advances                 57,100      (6,700)
Increase in advance payments by borrowers for
  taxes and insurance                                     2,102       1,773
Cash dividends paid                                        (554)       (459)
Stock options exercised                                      36         150
Proceeds from sale of stock                                  77          84
Purchase of treasury stock                                 (511)         --
                                                       --------    --------
Net cash provided (used) by financing activities         68,492      12,409
                                                       --------    --------
Increase (decrease) in cash and cash equivalents          2,477       3,704
Cash and cash equivalents at beginning of period          3,152       3,975
                                                       --------    --------
Cash and cash equivalents at end of period             $  5,629    $  7,679
                                                       ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the period for:
  Interest on deposits and other borrowings            $ 13,978    $ 12,970
  Income taxes                                              915       1,025

Transfer of loans to real estate owned                      135          --




See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
      ---------------------------------------------------------------------
                                 (in thousands)

                                                                                      Accumulated
                                                                                     Other Compre-
                                        Common       Paid-in   Treasury   Retained   hensive Income
                                         Stock       Capital     Stock    Earnings    Net of Tax     Total
===========================================================================================================

Balance at September 30, 1997          $       16  $   13,810  $       0  $ 11,822     $   233    $  25,881

Net income                                                                   2,068                    2,068

  Cash dividends paid (Note 3)                                                (459)                    (459)

  5/4 Stock Split                               4         (4)                                            -0-

  Cash paid on stock split in
    lieu of fractional shares                                                   (4)                      (4)

  Net change in unrealized gain
    (loss) on securities available-
    for-sale, net of taxes                                                                 362          362

  Sale of stock through Dividend
    Reinvestment Plan                                      84                                            84

  Stock options exercised                                 150                                           150
                                       ----------   ---------   --------  --------   ---------    ---------

Balance at June 30, 1998              $        20  $   14,040  $       0 $  13,427   $     595    $  28,082
                                      ===========    ========  =========  ========   =========    =========



Balance at September 30, 1998         $        20  $   14,168  $       0 $  14,106   $     727    $  29,021

Net income                                                                   2,368                    2,368

  Cash dividends paid                                                         (554)                    (554)

  Net change in unrealized gain
    (loss) on securities available-
    for-sale, net of taxes                                                              (3,524)      (3,524)

  Repurchase - 28,500 shares                                        (511)                              (511)

  Sale of stock through Dividend
    Reinvestment Plan                                      77                                            77

  Stock options exercised                                  36                                            36
                                       ----------   ---------   --------  --------    --------    ---------

Balance at June 30, 1999              $        20  $   14,281  $    (511) $ 15,920    $ (2,797)   $  26,913
                                       ==========   =========   ========  ========    ========    =========

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                      September 30, 1998 and June 30, 1999

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10- Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended September 30, 1998. The results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999 or any other period.

(3) Earnings Per Share
    ------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 provides revised reporting standards for earnings per share ("EPS") and is effective for financial statement periods ending after December 15, 1997. SFAS No. 128 eliminates primary and fully diluted EPS disclosures and adds new disclosures of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company adopted SFAS No. 128 as of December 31, 1997. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                       Three Months Ended  Nine Months Ended
                                            June 30,            June 30,
                                          1999     1998    1999      1998
                                     -------------------  ------------------
Numerator:
Net income                               $  882   $  735   $2,368   $2,068
                                         ------   ------   ------   ------
   Numerator for basic and
    diluted earnings per share           $  882   $  735   $2,368   $2,068
                                         ------   ------   ------   ------
Denominator:
Denominator for basic earnings
   per share - weighted average shares    1,969    1,970    1,977    1,959
Effect of dilutive securities:
   Employee stock options                    46       77       46       71
                                         ------   ------   ------   ------
Denominator for diluted earnings
   per share - weighted average
   shares and assumed conversions         2,015    2,047    2,023    2,030
                                         ======   ======   ======   ======
Basic earnings per share                 $  .45   $  .37   $ 1.20   $ 1.06
                                         ======   ======   ======   ======
Diluted earnings per share               $  .44   $  .36   $ 1.17   $ 1.02
                                         ======   ======   ======   ======

Per share amounts have been restated to give retroactive effect to the 25% common stock split declared by the Company's Board of Directors and paid on March 31, 1998.

(4) Securities
    ----------
The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as other comprehensive income in stockholders' equity. Unrealized losses of $2.8 million, net of tax, on investments classified as available-for-sale were recorded at June 30, 1999.

(5) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):
                                                       June 30,   September 30,
                                                         1999         1998
                                                         ----         ----
First mortgage loans:
         Conventional:
                  1-4 family dwellings                 $ 125,126    $ 115,559
                  Multi-family dwellings                   4,180        4,262
         Commercial                                       28,492       21,881
         Construction                                     37,644       21,212
                                                       ---------    ---------
                                                         195,442      162,914
                                                       ---------    ---------
Less:
         Loans in process                                (18,305)     (12,916)
         Unearned discounts and fees                      (1,343)      (1,142)
                                                       ---------    ---------
                                                         175,794      148,856
                                                       ---------    ---------
Installment loans:
         Home equity                                      50,402       42,290
         Consumer loans                                    1,843        2,359
         Other                                             5,222        4,473
                                                       ---------    ---------
                                                          57,467       49,122
                                                       ---------    ---------
Commercial business loans and leases:
         Commercial business loans                        21,245       19,509
         Commercial leases                                 5,057        3,648
                                                       ---------    ---------
                                                          26,302       23,157
                                                       ---------    ---------

Less: Allowance for loan losses                           (2,308)      (2,243)
                                                       ---------    ---------

         Loans receivable, net                         $ 257,255    $ 218,892
                                                       =========    =========


(6) Changes in the allowance for loan losses for the nine months ended June 30, 1999 and 1998 are as follows (dollar amounts in thousands)

                                                  1999       1998
                                               -------    -------
Balance at beginning of the fiscal year        $ 2,243    $ 1,931
Provision for loan losses                          360        315
Charge-offs                                       (312)       (53)
Recoveries                                          17          6
                                               -------    -------
Balance at June 30,                            $ 2,308    $ 2,199
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

At June 30, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $323,000. Included in this amount is $323,000 of impaired loans for which the related allowance for loan losses is $60,000, and no impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended June 30, 1999 was $331,000. For the nine months ended June 30, 1999, the Company recognized interest income on those impaired loans of $6,000 using the cash basis of income recognition.

(7) Comprehensive Income
    --------------------
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income ." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended June 30, 1999 and 1998, the company's total comprehensive income (loss) was ($1.8 million) and $631,000, respectively. Total comprehensive income (loss) is comprised of net income of $882,000 and $735,000 and other comprehensive loss of ($2.67 million) and ($104,000). For the nine months ended June 30, 1999 and 1998, the Company's total comprehensive income (loss) was ($1.2 million) and $2.4 million, respectively. Total comprehensive income (loss) is comprised of net income of $2.368 million and $2.068 million and other comprehensive income (loss) of ($3.523 million) and $362,000, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available-for-sale.

(8) On October 1, 1998, the Bank opened its ninth full service branch office at 2034 Penn Avenue in Pittsburgh's Strip District. The building in which the branch is located was leased from an independent third party until it was purchased by the Bank in June 1999.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1998 and June 30, 1999
-------------------------------------------------------------------------

Total assets of the Company increased $68.2 million or 16.8% to $474.2 million at June 30, 1999 from $406.0 million at September 30, 1998. Significant changes in individual categories were increases in loans receivable of $38.4 million, investment securities available-for-sale of $19.0 million, and mortgage-backed securities available-for-sale of $10.7 million, and decreases in investment securities held-to-maturity of $3.0 million and mortgage-backed securities held-to-maturity of $5.4 million.

Total liabilities of the Bank increased by $70.3 million or 18.6% to $447.3 million at June 30, 1999 from $377.0 million at September 30, 1998. The increase primarily reflects a $57.1 million increase in Federal Home Loan Bank advances and a $8.3 million increase in savings deposits. Advances were used to fund asset growth that was not supported by deposit increases.

Stockholders' equity decreased $2.1 million or 7.3% to $26.9 million at June 30, 1999, compared to September 30, 1998. This result reflects net income for the nine month period ended June 30, 1999 of $2.37 million, stock options exercised of $36,000 and stock issued under the Dividend Reinvestment Plan of $77,000. Offsetting these increases were common stock cash dividends paid of $554,000, an increase in unrealized holding losses, net of gains, on securities available-for-sale of $3.5 million, and the purchase of treasury stock at cost for $511,000.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented. (Dollar amounts in thousands):
                                                   June 30,      September 30,
                                                     1999           1998
                                                    ------         ------
Non-accrual residential real
  estate loans (one-to-four-family)                 $  326         $  224

Non-accrual construction, multi-family
  residential and commercial real estate loans       1,443            199

Non-accrual installment and
  commercial business loans                            743            129
                                                    ------         ------

Total non-performing loans                          $2,512         $  552
                                                    ======         ======

Total non-performing loans as
  a percent of net loans receivable                    .98%           .25%
                                                    ======         ======

Total real estate owned                             $  108         $   21
                                                    ======         ======

Total non-performing loans and real estate
  owned as a percent of total assets                   .55%           .14
                                                    ======         ======
                                       -9-

Included in non-performing loans at June 30, 1999 are six single-family residential real estate loans totaling $326,000, six commercial real estate loans totaling $1.4 million, 10 installment loans totaling $74,000, six commercial business loans totaling $616,000 and three commercial business leases totaling $53,000.

At June 30, 1999,  the Bank had an allowance  for loan losses of $2.3 million or
 .90% of net loans receivable, as compared to an allowance of $2.2 million or 1.02% of net loans receivable at September 30, 1998. The allowance for loan losses equals 98.6% of non-performing loans at June 30, 1999.

Management has evaluated these non-performing loans and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at June 30, 1999 is appropriate. See also "Provision for Loan Losses."

Real estate owned at June 30, 1999, consists of one single-family residential property located in Pittsburgh, Pennsylvania totaling $108,000. The property is currently for sale and management believes that the carrying value of the property at June 30, 1999 approximates the fair value less costs to sell.
However, while management uses the best information available to make such determinations, future adjustments may become necessary.

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Nine Months Ended June 30, 1999 and 1998
           ----------------------------------------------------------


Net Income
----------

Net income for the three months ended June 30, 1999 was $882,000 compared to $735,000 for the same period in 1998, an increase of $147,000 or 20.0%. The increase reflects an increase in net interest income of $313,000 or 11.5%, an increase in other income of $56,000 or 17.7%, an increase in the provision for loan losses of $65,000 or 72.2%, an increase in other operating expenses of $172,000 or 9.3% and a decrease in the provision for income taxes of $15,000 or 4.3%.

Net income for the nine months ended June 30, 1999 was $2.368 million compared to $2.068 million for the same period in 1998, an increase of $300,000 or 14.5%. The increase reflects an increase in net interest income of $666,000 or 8.4%, an increase in other income of $273,000 or 32.5%, an increase in the provision for loan losses of $45,000 or 14.3%, an increase in other operating expenses of $716,000 or 13.3% and a decrease in the provision for income taxes of $122,000 or 11.7%.

Interest Rate Spread
--------------------

The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.75% in the three months ended June 30, 1999 from 2.77% in the same period in 1998. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                    Three Months Ended June 30,
                                                          1999       1998
                                                          ----       ----
Average yield on:
   Mortgage loans                                         7.49%      7.96%
   Mortgage-backed securities                             6.23       6.39
   Installment loans                                      8.06       8.63
   Commercial business loans                              8.87       9.71
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1)                                   6.76       6.97
                                                       -------    -------
   Total interest-earning assets                          7.19       7.49
                                                       -------    -------
Average rates paid on:
   Savings deposits                                       3.79       4.23
   Borrowed funds                                         5.50       5.91
                                                       -------    -------
   Total interest-bearing liabilities                     4.44       4.72
                                                       -------    -------

Average interest rate spread                              2.75%      2.77%
                                                       =======    =======

Net yield on interest-earning assets                      2.89%      2.96%
                                                       =======    =======
----------------------
(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's tax-equivalent interest rate spread decreased to 2.70% in the nine months ended June 30, 1999 from 2.72% in the same period in fiscal 1998. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                         Nine Months Ended June 30,
                                               1999    1998
                                               ----    ----
Average yield on:
   Mortgage loans                              7.68%   7.99%
   Mortgage-backed securities                  6.15    6.46
   Installment loans                           8.14    8.43
   Commercial business loans                   9.05    9.97
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1)                        6.72    6.96
                                               ----    ----
   Total interest-earning assets               7.25    7.48
                                               ----    ----
Average rates paid on:
   Savings deposits                            3.98    4.25
   Borrowed funds                              5.59    5.97
                                               ----    ----
   Total interest-bearing liabilities          4.55    4.76
                                               ----    ----

Average interest rate spread                   2.70%   2.72%
                                               ====    ====

Net yield on interest-earning assets           2.86%   2.92%
                                               ====    ====
--------------------------
(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $631,000 or 14.9% to $4.9 million for the three months ended June 30, 1999, compared to the same period in 1998. The increase reflects an increase in the average loan balance outstanding during 1999, partially offset by a decrease in the yield earned on the loan portfolio. Interest on loans increased $2.0 million or 16.2% to $14.2 million for the nine months ended June 30, 1999, compared to the same period in fiscal 1998. The increase is attributable to an increase in the average loan balance outstanding during the 1999 period, partially offset by a decrease in the yield earned on these assets in the fiscal 1999 period as compared to the same period in fiscal 1998. The increase in the average balance of the loan portfolio in the fiscal 1999 periods reflects management's continued strategy of emphasizing and increasing loans. The lower yield earned on the portfolio reflects the lower long term interest rate environment that has existed for much of fiscal 1999, as new loans originated are at lower rates and more existing borrowers refinanced into lower rate loans.

Interest on mortgage-backed securities decreased $150,000 or 8.0% to $1.7 million and $837,000 or 14.2% to $5.1 million for the three and nine months ended June 30, 1999, respectively, as compared to the same periods in 1998. The decrease for both the three and nine month periods ended June 30, 1999, reflects both a decrease in the average balance of mortgage-backed securities owned in the fiscal 1999 periods, as compared to fiscal 1998, and a decrease in the average yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities increased $274,000 or 27.9% to $1.3 million for the three month period ended June 30, 1999, as compared to the same period in 1998. The increase reflects an increase in the average balance in the portfolio, partially offset by a decrease in the yield earned on these investments. For the nine month period ended June 30, 1999, interest on interest-earning deposits with other institutions and investment securities increased $610,000 or 21.4% to $3.5 million, as compared to the same period in the prior year. The increase reflects an increase in the average balance of such securities and deposits, partially offset by a decrease in the yield earned on these investments.

Interest Expense
----------------

Interest on savings deposits decreased $239,000 or 8.6% to $2.5 million and $186,000 or 2.3% to $8.0 million for the three and nine month periods ended June 30, 1999, respectively, as compared to the same periods in fiscal 1998. The decrease for both the three and nine month periods in fiscal 1999 as compared to fiscal 1998 reflects a decrease in the average cost of deposits, partially offset by an increase in the average balance of savings deposits.

Interest on borrowed funds increased $674,000 or 49.9% to $2.0 million and $1.3 million or 31.1% to $5.3 million for the three and nine month periods ended June 30, 1999, respectively, as compared to the same periods in fiscal 1998. The increases for both periods in fiscal 1999 as compared to fiscal 1998 reflect an increase in Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements outstanding during the fiscal 1999 periods, partially offset by a decrease in the cost of those borrowings. The Bank continues to rely on these wholesale funding sources in fiscal 1999 as an additional way to fund growth.

Interest on guaranteed preferred beneficial interest in Company's debentures was $263,000 and $256,000 for the three month periods ended June 30, 1999 and 1998, and $775,000 and $768,000 for the nine month periods ended June 30, 1999 and 1998, respectively. The Preferred Securities were issued in May 1997.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Bank's net interest income before provision for loan losses increased $313,000 or 11.5% to $3.0 million, and $666,000 or 8.4% to $8.6 million for the three and nine month periods ended June 30, 1999, respectively, as compared to the same periods in fiscal 1998. The increase for both periods is primarily attributable to an increase in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses increased $65,000 or 72.2% to $155,000 and $45,000 or 14.3% to $360,000 for the three and nine month periods ended June 30, 1999, respectively, as compared to the same periods in fiscal 1998. The provision for both years reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. The allowance for loan losses has increased from $2.2 million at June 30, 1998 to $2.3 million at June 30, 1999.

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

Other Income
------------

Total non-interest or other income increased $56,000 or 17.7% to $372,000 and $273,000 or 32.5% to $1.1 million for the three and nine month periods ended June 30, 1999, respectively, as compared to the same periods in fiscal 1998.

Service fee income, which includes late charges on loans and fees for loans serviced for others, increased $5,000 or 17.2% to $34,000 for the three month period ended June 30, 1999, as compared to the same period in the prior year. The increase is not attributable to any individually significant items. Service fee income increased $13,000 or 14.0% to $106,000 for the nine month period ended June 30, 1999, as compared to the same period in fiscal 1998. The increase is primarily attributable to an increase in late charges on loans and the imposition of an annual fee on lines of credit, partially offset by a decrease in loan servicing fee income.

Gain on the sale of investment and mortgage-backed securities was $60,000 for the three month period ended June 30, 1998. There were no sales of securities in the 1999 period. For the nine month period ended June 30, 1999, a gain of $74,000 was recorded, as compared to a gain of $68,000 for the same period in fiscal 1998. All sales were made from the available-for-sale portfolio in the periods and were done to reflect current economic conditions and asset/liability management strategies, as well as changing market conditions.

Gain on sale of loans was $1,000 and $6,000 for the three and nine month periods ended June 30, 1999, respectively, as compared to a loss of $3,000 and a gain of $6,000 in the comparable periods in fiscal 1998. The Bank sells education loans to the Student Loan Marketing Association ("SLMA"). Such sales generally result in some gain or loss being realized. Currently all new education loans originated are sold to SLMA. Results generally reflect the timing of such sales. In addition, the Bank sells a portion of loans originated under low income housing programs in which it participates in the Pittsburgh area.

Other operating income includes miscellaneous sources of income, which consist primarily of various fees related to checking accounts, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $107,000 or 46.5% to $337,000 and increased $254,000 or 37.7% to $928,000 for the three and nine month periods ended June 30, 1999, as compared to the same periods in fiscal 1998. The increase for both the three and nine month periods is primarily due to increases in fees related to returned checks, increased automated teller machine fees, increased service charges on checking accounts and increased safe deposit box fees. In addition, fiscal 1999 results reflect increased earnings on the cash surrender value of life insurance policies on certain executive officers, and fees earned from a program, introduced in July 1998, to sell non-insured investment products such as mutual funds and annuities to both Bank and nonbank customers.

Other Expenses
--------------

Total operating expenses increased $172,000 or 9.3% to $2.0 million and $716,000 or 13.3% to $6.1 million for the three and nine month periods ended June 30, 1999, respectively, as compared to the same period in fiscal 1998.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $68,000 or 6.2% to $1.2 million and $397,000 or 12.6% to $3.5 million for the three and nine month periods ended June 30, 1999, respectively, compared to the same periods in fiscal 1998. Factors contributing to the increase were normal salary increases, higher bonuses awarded in fiscal 1999, an increase in the number of employees on the payroll, and an increase in retirement and health care expenses. The increase in the number of employees primarily reflects staffing additions for the new branch office opened in Pittsburgh's Strip District in October 1998, as well as staffing for the Bank's new brokerage services program.

Office occupancy and equipment expense increased $49,000 or 29.3% to $216,000 and $168,000 or 36.0% to $635,000 for the three and nine month periods ended June 30, 1999, respectively, compared to the same periods in fiscal 1998. In both the three and nine month periods, the increases partially reflect costs associated with renovating and opening the Bank's new Strip District branch in October 1998, which was a leased facility until the Bank purchased the branch in June 1999. Additionally, the increase reflects increased equipment costs, a portion of which was incurred addressing the Year 2000 problem.

Depreciation and amortization increased $7,000 or 5.3% to $139,000 and $52,000 or 13.6% to $434,000 for the three and nine month periods ended June 30, 1999, respectively, compared to the same periods in fiscal 1998. The results reflect additional depreciation on equipment added or updated during the past year, depreciation on renovations completed on the Bank's data processing and back office location, and amortization of leasehold improvements on the Bank's new Strip District office.

Federal deposit insurance premiums increased $1,000 or 2.6% to $40,000 and $3,000 or 2.6% to $118,000 for the three and nine month periods ended June 30, 1999, respectively, compared to the same periods in fiscal 1998. The insurance payments reflect the average level of savings deposits outstanding.

Net gain on real estate owned was $1,000 for the three months ended June 30, 1999, as compared to a net loss of $2,000 in the comparable period in fiscal 1998. Net gain on real estate owned was $40,000 for the nine month period ended June 30, 1999, compared to a net loss of $11,000 in the prior year period. Results for the periods reflect the sale of property held as real estate owned. At June 30, 1999, the Bank had one single family property classified as real estate owned.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges and other administrative expenses, increased $50,000 or 11.9% to $471,000 and $147,000 or 11.7% to $1.4
million for the three and nine month periods ended June 30, 1999, respectively, as compared to the same periods in fiscal 1998. Significant variations between both the three and nine month periods in fiscal 1999, as compared to fiscal 1998, include increases in consulting fees, telephone expenses, legal fees, and expenses relating to credit cards issued by the Bank, partially offset by a decrease in stationary and supplies expense.

Income Taxes
------------

Income  taxes  decreased  $15,000 or 4.3% to $334,000  and  $122,000 or 11.7% to
$921,000 for the three and nine month periods ended June 30, 1999, respectively, compared to the same periods in fiscal 1998. The decrease in taxes for both the three and nine month periods ended June 30, 1999, as compared to the same periods in the prior year, primarily results from a decrease in the effective tax rate. The decrease in the effective tax rate primarily is attributable to an increase in tax-exempt investments generating non-taxable income. The effective tax rate decreased to 28.0% for the nine month period ended June 30, 1999, from 33.5% in the comparable fiscal 1998 period.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk- based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk- based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 1999, the Company had Tier 1 capital as a percentage of risk-weighted assets of 14.34% and total risk-based capital as a percentage of risk-weighted assets of 15.22%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 1999, the Company had a Leverage Ratio of 8.66%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 1999, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.80% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off- balance sheet items of a minimum of 8%. At June 30, 1999, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.11%.

A reconciliation of Stockholders' Equity for the Bank to Regulatory Capital is as follows:

Stockholder's equity at June 30, 1999 (1)    $28,510,175
Plus: Unrealized losses on debt securities     2,725,068
                                             -----------
Tier 1 Capital at June 30, 1999               31,235,243
Plus: Qualifying loan loss allowance           2,308,396
                                             -----------
Total capital at June 30, 1999               $33,543,639
                                             ===========
-----------------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 032.

Liquidity
---------

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 1999, the total of approved loan commitments amounted to $7.6 million. In addition, the Bank had $18.3 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $104.6 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

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

In May 1997 the Company established a Year 2000 Compliance Committee (the "Committee") and subsequently developed a Year 2000 Compliance Plan (the "Plan"). The objectives of the Plan and the Committee are to prepare the Company for the new millennium. The Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete affirmation that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. Prioritization of the most critical software applications and hardware configurations has been addressed, along with contract and service agreements. A significant portion of the Company's data processing software is provided by third party vendors. The Company has maintained ongoing contact with these vendors so that modification of the software for Year 2000 readiness is a top priority. The Company, in coordination with these vendors, has successfully completed testing all critical applications. In addition, all significant hardware that required replacement or upgrade has been purchased and installed or the upgrade completed. Testing of this equipment has also been completed. The Company has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Company has completed contacting all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The Validation phase is now substantially complete. The Implementation Phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis and is now substantially complete.

Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, the replacement of computer hardware and related equipment that was not Year 2000 ready with equipment that is, costs involved in testing software and hardware products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software and hardware products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing vendor progress, testing enhanced software and hardware products and implementing any necessary contingency plans. Total direct costs are estimated not to exceed $500,000, but are not expected to be material to the Company's results of operations in any one quarter or fiscal year. As of June 30, 1999, approximately $400,000 had already been incurred. This estimate includes the cost, and resulting depreciation, of accelerating the replacement of computer equipment that is currently fully depreciated, or would have been by the Year 2000, and that would have been replaced in the ordinary course of business over the next two years. Year 2000 remediation costs are not expected to have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company. The Company does not separately track the internal costs incurred for the Year 2000 project; such costs are principally the related payroll costs for its information systems group and other employees involved in the project.

The Company is developing remediation contingency plans and business resumption plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears to be in jeopardy of failing to deliver a year 2000 ready system when needed. The Company is currently on schedule with all remediation efforts. Business resumption contingency plans, which are substantially complete, address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of September 30, 1998 (in the Company's Form 10-K) to June 30, 1999.

Part II - Other Information
---------------------------


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

     (a) Exhibits.

         The  following  exhibits  are  filed as part of this Report.

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

          10.7   1998 Group Term Replacement Plan

          10.8   1998  Salary  Continuation   Plan   Agreement  by  and  between
                 W.L. Windisch, the Company and the Bank

          10.9 1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank

          10.10 1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank

          27     Financial Data Schedule (in electronic filing only)

---------------------------
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2)  Incorporated by reference from the Registration Statement.
(3) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.


     (b)  Reports on Form 8-K.

          None.
                                      -19-

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   FIDELITY BANCORP, INC.



Date:   August 5, 1999             By: /s/ William L. Windisch
                                       -----------------------------------------
                                       William L. Windisch
                                       President and Chief Executive Officer


Date:   August 5, 1999             By: /s/ Richard G. Spencer
                                       -----------------------------------------
                                       Richard G. Spencer
                                       Executive Vice President and
                                       Chief Financial Officer