Form 10-K
period 1999-09-30
FIDELITY BANCORP INC
filed 1999-12-27
CIK 769207

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         September 30, 1999
                          ------------------------------------------------------
         - or -
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
                         Commission File Number: 0-22288
                                                 -------

                                FIDELITY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Pennsylvania                                   25-1705405
----------------------------------------------               -------------------
       (State or other jurisdiction of                         (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

  1009 Perry Highway, Pittsburgh, Pennsylvania                      15237
  --------------------------------------------                      -----
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:              (412) 367-3300
                                                                 ---------------
Securities registered pursuant to Section 12(b) of the Act:           None
                                                                 ---------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the National Market of The Nasdaq Stock Market on December 15, 1999 was $19.4 million.

         As of December 15, 1999, the Registrant had outstanding 1,892,178 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Parts II and IV -- Portions of the Registrant's Annual Report to Stockholders for fiscal year ended September 30, 1999.
2. Part III -- Portions of the Registrant's Proxy Statement for a meeting to be held on February 8, 2000.

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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors; and disruption in data processing caused by computer malfunctions associated with the year 2000 problem may be greater than expected.

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

         The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank, incorporated in 1927, conducts business from nine full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh.

         At September 30, 1999, the Company had total assets of $482.5 million, savings deposits of $269.1 million and stockholders' equity of $26.0 million. The Bank's principal business consists of attracting deposits from the general public through its home office and branch offices and investing such deposits primarily in single-family (one-to-four family)
residential loans, mortgage-backed securities and, to a lesser extent, commercial real estate loans in the Bank's primary market area. In recent years, the Bank has also been an active originator of home equity and consumer loans and has originated loans to small businesses in its immediate market area.

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

         As a result of the Bank's actions, the amount by which the Bank's interest-bearing liabilities that mature or reprice within one year exceed its interest-earning assets with similar characteristics equaled $42.2 million or 8.7% of total assets at September 30, 1999. Adjustable-rate mortgage loans amounted to 9.7%, 29.3% and 31.3% of the Bank's originations of mortgage loans in fiscal 1999, 1998, and 1997 respectively. While the origination of adjustable-rate mortgage loans has been emphasized in recent years, customer prefrences for fixed rate mortgages have increased, thus decreasing the proportion of adjustable-rate mortgages originated. The Bank also is emphasizing the origination of home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of property improvement). In recent years, the Bank has also been an active originator of consumer loans and has increased its commercial business lending. These home equity, consumer and commercial business loans generally have shorter maturities and higher interest rates than residential mortgage loans. The Bank also continues to offer long-term, fixed-rate residential mortgage loans.

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

         The Bank conducts its main business through its executive office located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237, and nine (9) branch offices located in Allegheny and Butler Counties in Pennsylvania. The Bank's main office telephone number is (412) 367-3300. The Bank's primary market area is in these counties in western Pennsylvania, and is one of many financial institutions serving this market area. The competition for deposit products and loan originations comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Bank's market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers.

Lending Activities

The following table sets forth information concerning the Bank's loan portfolio by type at the dates indicated.

                                                                              As of September 30,
                                             ---------------------------------------------------------------------------------------
                                                     1999              1998           1997                1996            1995
                                             ------------------  ---------------- ----------------  --------------- ----------------
                                                   $         %      $         %      $        %        $        %      $        %
                                             ------------  ----- --------  ------ -------- -------  ------- ------- -------- -------
                                                                             (Dollars in Thousands)
Real estate loans:
  Residential:
    Single-family (1-4 units).............      $156,112   53.0% $115,559   49.1% $ 97,698   51.6% $ 80,186   50.8% $ 60,160   47.4%
    Multi-family (over 4 units)...........         4,007    1.4     4,262    1.8     4,165    2.2     4,435    2.8     5,156    4.1
  Construction............................        22,689    7.7    21,212    9.0     7,614    4.0     7,645    4.8     6,911    5.4
  Commercial..............................        26,513    9.0    21,881    9.3    19,976   10.5    19,112   12.1    20,102   15.8
                                                 ------- ------   -------  -----   -------  -----   -------  -----   -------  -----
       Total real estate loans............       209,321   71.1   162,914   69.2    29,453   68.3   111,378   70.5    92,329   72.7
Installment loans.........................        57,869   19.6    49,122   20.9    43,081   22.8    35,782   22.7    28,421   22.4
Commercial business and lease loans.......        27,394    9.3    23,157    9.9    16,873    8.9    10,702    6.8     6,186    4.9
                                                  ------ ------   -------  -----   -------  -----    ------  -----   -------  -----
       Total loans receivable.............       294,584 100.00%  235,193  100.0%  189,407  100.0%  157,862  100.0%  126,936  100.0%
                                                         ======            =====            =====            =====            =====
Less:
  Loans in process........................       (14,696)         (12,916)          (3,695)          (4,109)          (3,664)
  Unamortized premiums,
    discounts and deferred loan fees......        (1,453)         ( 1,142)            (912)            (960)            (939)
  Allowance for possible loan losses......        (2,477)         ( 2,243)          (1,931)          (1,530)          (1,429)
                                                 -------          -------          -------          -------          -------
       Net loans receivable...............      $275,958         $218,892         $182,869         $151,263         $120,904
                                                 =======          =======          =======          =======          =======

         Contractual Maturities. The following table sets forth contractual maturities of the total loans receivable of the Bank as of September 30, 1999 by categories of loans.

                                                  Contractual Maturities Due
                                                 in Year(s) Ended September 30,
                                                 ------------------------------
                                                              2001-     After
                                                  2000        2004       2004
                                                ------------------- ---------
          Real estate loans:
            Residential                         $   619    $ 4,517   $154,983
            Commercial                              607      4,035     21,871
            Construction                          1,318      1,993     19,378
          Installment loans                         405     17,150     40,314
          Commercial business and lease loans     6,331     11,075      9,988
                                                  -----     ------    -------
                 Total(1)                       $ 9,280    $38,770   $246,534
                                                  =====    =======    =======

(1) Of the $285.3 million of principal repayments contractually due after September 30, 2000, $242.8 million have fixed rates of interest and $42.5 million have adjustable or floating rates of interest.

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

         Origination, Purchase and Sale of Loans. As a Pennsylvania-chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide authority, it has been the Bank's policy to concentrate its lending activities in its immediate market area. As a result, over 95% of the mortgage loans originated by the Bank are secured by real estate located in Allegheny County and adjacent Pennsylvania counties. Generally, the Bank has departed from this policy to purchase loans only when overall demand is low in its immediate market area or when it has needed to supplement its adjustable-rate mortgage ("ARM") loan portfolio. The Bank reviews all such loans to ensure each meets the same underwriting standards that the Bank applies to loans it originates. The Bank did not purchase any loans during fiscal 1999, 1998, or 1997.

         Applications for all types of loans are taken at the Bank's home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee, consisting of the President, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Lending Officer, to approve first mortgage, home equity, secured consumer, unsecured consumer and commercial loans up to $500,000, $200,000, $75,000, $50,000, and $400,000, respectively. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank's President to approve first mortgage, home equity, secured consumer, unsecured consumer and commercial loans up to $200,000, $125,000, $75,000, $50,000, and $125,000, respectively. The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President of the Bank has delegated to the Executive Vice President and Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $50,000, $50,000, and $15,000, respectively; to approve first mortgage one-to-four family loans up to $175,000, with a loan-to-value of 65% or less; to approve home equity loans up to $100,000 if the amount of the loan is not in excess of 80% of the equity; to approve commercial loans up to $100,000; to approve education loans up to levels approved by the Pennsylvania Higher Education Assistance Agency; and to approve credit cards and checking account overdraft protection loans that conform to the parameters of the program.

         Generally, the Bank originated mortgage loans for inclusion in its loan portfolio and not for sale in the secondary market. Although the Bank may sell fixed-rate mortgage loans to FNMA, they prefer instead to retain the loans in its portfolio as part of its effort to increase the overall size of the loan portfolio.

         Real Estate Lending. The Bank concentrates its lending activities on the origination of loans and to a lesser extent the purchase of loan participations secured primarily by first mortgage liens on existing single-family residences. At September 30, 1999, $174.5 million or 59.2% of the Bank's total loan portfolio consisted of such loans (including $18.4 million of residential construction loans).

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

         Adjustable-rate mortgage loans comprised approximately 9.7%, 29.3% and 31.3% of the total originations of mortgage loans by the Bank in fiscal 1999, 1998, and 1997, respectively, and amounted to approximately $39.0 million or 18.6% of the Bank's portfolio of mortgage loans at September 30, 1999.

         The Bank continues to originate fixed-rate loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of a portion of these loans in the secondary market. The Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 1999, approximately $170.3 million or 81.4% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average life of such loans.

         The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $240,000 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $240,000. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

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

         In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 1999, $30.5 million or 10.4% of the Bank's total loan portfolio consisted of commercial real estate and multi-family residential real estate loans (including $4.3 million of commercial construction loans).

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

         The Bank also engages in loans to finance the construction of one-to-four family dwellings. This activity is generally limited to individual units and may, to a limited degree, include speculative construction by developers. The inspections, for approval of payment vouchers, are performed by third parties and are based on stages of completion. Applications for construction loans primarily are received from former borrowers and builders who have worked with the Bank in the past. At September 30, 1999, the Bank had 93 construction projects of this type in process. In addition, the Bank also engages in loans to finance the construction of commercial properties. At September 30, 1999, the Bank had 3 construction projects of this type in process.

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

         Home equity loans amounted to $51.3 million or 88.7% of the Bank's total installment loan portfolio at September 30, 1999. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed rates for terms of up to 15 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

         Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 1999, these loans amounted to $1.8 million, which represented 3.1% of the Bank's total installment loan portfolio. At September 30, 1999, motor vehicle loans amounted to $1.1 million and unsecured loans and loans secured by property other than real estate amounted to $700,000.

         The Bank also makes other types of installment loans such as savings account loans, education loans, credit card loans and overdraft loans. At September 30, 1999, these loans amounted to $4.8 million or 8.2% of the total installment loan portfolio. That total consisted of $720,000 of education loans, $565,000 of savings account loans, $2.9 million of credit card loans and $607,000 of overdraft loans.

         Consumer, credit card and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings. However, such loans generally provide a greater rate of return, and the Bank underwrites the loans in conformity to standards adopted by its Board of Directors.

         Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At September 30, 1999, these loans amounted to $22.1 million or 7.5% of the total loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 1999, commercial leases amounted to $5.3 million or 1.8% of the total loan portfolio.

         Loans-to-One Borrower Limitations. The Federal law generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1999, the Bank's limit on loans-to-one borrower was $5.2 million, and the Bank's largest loan or group of loans-to-one borrower, including related entities, aggregated $2.0 million. This represents a $4.0 million commercial real estate development loan which the Bank participates at a rate of 51%. The Bank serviced this loan and at September 30, 1999 it was current and performing. This loan was paid in full on October 15, 1999.

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

         The Bank also receives income from servicing loans which are owned by others. The amount of loans serviced by the Bank for others has decreased from $6.1 million at September 30, 1998 to $4.5 million at September 30, 1999.

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

                                             1999        1998     1997      1996      1995
                                          ---------    -------   ------    -------   -------
                                                              (Dollars in thousands)
Nonaccrual residential real
  estate loans (1-4 family) ...........   $     250    $  246    $   94    $  567    $  227
Nonaccrual construction, multi-
  family residential and
  commercial real estate ..............       1,362       199       751       134      --
Nonaccrual installment and
   commercial business loans ..........         773       107       271       457        85
                                          ---------    ------    ------    ------    ------
Total non-performing loans ............   $   2,385    $  552    $1,116    $1,158    $  312
                                          =========    ======    ======    ======    ======
Total nonperforming loans as a
  percent of total loans receivable ...         .81%      .23%      .59%      .73%      .25%
                                          =========    ======    ======    ======    ======
Total real estate owned, net of
  related reserves ....................   $     107    $   21    $ --      $  370    $1,062
                                          =========    ======    ======    ======    ======
Total nonperforming loans and real
  estate owned as a percent of
  total assets ........................         .52%      .14%      .29%      .48%      .49%
                                          =========    ======    ======    ======    ======


         At September 30, 1999 non-accrual s consisted of four 1-4 family residential real estate loans totaling $250,000, four commercial real estate loans totaling $1.4 million, 15 installment loans totaling $220,000, and six commercial business loan totaling $552,000. The largest non-accrual loan is a commercial real estate loan for $958,000 on a retail complex. Subsequent to September 30, 1999, the property was sold by the borrower to an independent third party and the loan was paid off in full, including all delinquent interest and late fees.

         The Bank currently has one property in real estate owned which is a single-family residence valued at $107,000.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                          Year Ended September 30,
                                             ----------------------------------------------
                                              1999      1998      1997      1996      1995
                                             ------    ------    ------    ------    ------
                                                         (Dollars in thousands)
Balance at beginning of period ...........   $2,243    $1,931    $1,530    $1,429    $1,334
Provision charged to operations ..........      520       405       500       270       230
                                             ------    ------    ------    ------    ------
Charge-offs:
  Residential real estate ................     --           3        49       136       158
  Commercial real estate .................      183      --        --          13        72
  Installment ............................       89        97        71        44        29
  Commercial .............................       54        10         3        78       116
Recoveries:
  Residential real estate ................       10      --        --          55       120
  Commercial real estate .................     --        --        --        --        --
  Installment ............................       10        11         8        10        11
  Commercial .............................       20         6        16        37       109
                                             ------    ------    ------    ------    ------
Net charge-offs ..........................      286        93        99       169       135
                                             ------    ------    ------    ------    ------
Balance at end of period .................   $2,477    $2,243    $1,931    $1,530    $1,429
                                             ======    ======    ======    ======    ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period ..........      .12%      .05%      .06%      .12%      .11%
                                             ======    ======    ======    ======    ======

The following table shows the amount of the Bank's allowance for loan losses attributable to each category of loan indicated and the percent of loans in each category to total loans, at each of the dates indicated.

                                                                        At September 30,
                                 ---------------------------------------------------------------------------------------------------
                                        1999                1998                    1997             1996                  1995
                                 ------------------   -----------------  --------------------  ------------------   ----------------
                                     $       %           $         %          $         %          $        %           $        %
                                 -------  ---------   ------   --------  --------   ---------  --------  ---------------------------
                                                                         (Dollars in thousands)
Residential real estate loans...    720     48.3%     $  719     49.1%     $  707     53.8%     $  443    53.6%      $  385    51.5%
Commercial real estate loans....    102      8.6         162     11.1         139      4.0         225    12.1          256    15.8
Construction loans..............    202     14.2         131      9.0          53     10.5          60     4.8           61     5.4
Installment loans...............    534     19.6         478     20.9         445     22.8         358    22.7          332    22.4
Commercial business loans.......    919      9.3         753      9.9         587      8.9         444     6.8          395     4.9
                                    ---   ------       -----    -----       -----    -----       -----   -----        -----   -----
       Total.................... $2,477   100.00%     $2,243    100.0%     $1,931    100.0%     $1,530   100.0%      $1,429   100.0%
                                  =====   ======       =====    =====       =====    =====       =====   =====        =====   =====


         Management establishes both allowances for estimated losses on delinquent loans when it determines that losses are anticipated to be incurred and general loan loss allowance for loan losses management believes are inherent in the portfolio. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. For the year ended September 30, 1999, the Bank recorded provisions for loan losses of $520,000. At September 30, 1999, the Bank had an allowance for loan losses of $2.5 million or .90% of net loans receivable. The allowance for loan losses was 103.9% of total non-performing loans at that date.

         Management also establishes specific allowances for estimated losses on real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At September 30, 1999, the Bank had no allowances for estimated losses on real estate owned recorded.

         The Bank's management believes that its present allowances are appropriate and that the carrying value of its real estate owned approximates the net realizable value of the properties. However, while management uses the best information available to make such determinations, future adjustments to the allowance may become necessary, based on changes in economic conditions, or as a result of examinations by various regulatory agencies, who review the allowance as a part of their examination procedures.

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

         The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principals, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. Mortgage-backed securities held-to-maturity decreased $6.5 million or 32.7% to $13.4 million at September 30, 1999 from $19.9 million at September 30, 1998. The Bank did not sell or purchase any mortgage-backed securities held-to-maturity in fiscal 1999.

         Mortgage-backed securities available-for-sale were $82.9 and $83.0 million at September 30, 1999 and 1998, respectively. These securities may be held for indefinite periods of time and are generally used as part of the Bank's asset/liability management strategy. These securities may be sold in response to changes in interest rates, prepayment rates or to meet liquidity needs. During fiscal 1999, the Bank purchased $38.5 million of these securities and sold $8.6 million. Sales of these securities in fiscal 1999 resulted in a pretax loss of $127,000.

         The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                September 30,
                                        -----------------------------
                                          1999      1998       1997
                                        --------  ---------  --------
                                               (In thousands)
Mortgage-backed securities
held-to-maturity:
  GNMA ..............................   $    19   $    28   $    42
  FNMA ..............................     5,270     7,249     9,167
  FHLMC .............................     8,104    11,099    13,977
  FHLMC Remic .......................         7        82     8,125
  Other .............................      --       1,455     2,754
                                        -------   -------   -------
        Total .......................   $13,400   $19,913   $34,065
                                        =======   =======   =======
Mortgage-backed securities
available-for-sale:
  GNMA ..............................   $23,016   $22,823   $26,954
  FNMA ..............................    15,866     8,615    18,165
  FHLMC .............................     6,601     7,101    10,751
  FNMA Remic ........................     8,957    11,841    18,958
  FHLMC Remic .......................    19,016    23,453    17,582
  Collateralized mortgage obligations    11,840     8,895     1,680
                                        -------   -------   -------
        Total .......................   $85,296   $82,728   $94,090
                                        =======   =======   =======

         Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 1999 is presented below.


                                 Amounts at September 30, 1999 Which Mature In
                                 ---------------------------------------------
                                            After    After
                              One Year  One to Five Five to 10 Over 10
                              or Less     Years      Years      Years      Total
                              -------     -----      -----      -----      -----
                                            (Dollars in thousands)
Mortgage-backed securities
held-to-maturity:
  GNMA ...................    $  --      $    19    $    --   $    --   $    19
  FNMA ...................       --        1,505         73     3,692     5,270
  FHLMC ..................       --          148      5,730     2,226     8,104
  FHLMC Remic ............          7       --         --        --           7
                              -------    -------    -------   -------   -------
       Total .............    $     7    $ 1,672    $ 5,803   $ 5,918   $13,400
                              =======    =======    =======   =======   =======
Weighted average yield ...       24.6%      5.44%      6.74%     6.45%     6.45%
                              =======    =======    =======   =======   =======
Mortgage-backed securities
available-for-sale:
  GNMA ...................    $  --      $  --      $  --     $23,016   $23,016
  FNMA ...................       --        3,144       --      12,722    15,866
  FHLMC ..................       --         --         --       6,601     6,601
  FNMA Remic .............       --         --          798     8,159     8,957
  FHLMC Remic ............       --         --         --      19,016    19,016
  Collateralized mortgage
       obligations .......       --         --        2,318     9,522    11,840
                              -------    -------    -------   -------   -------
       Total .............    $  --      $ 3,144    $ 3,116   $79,036   $85,296
                              =======    =======    =======   =======   =======
Weighted average yield ...       --  %      5.38%      6.36%     6.34%     6.30%
                              =======    =======    =======   =======   =======


         As of September 30, 1999, non-U.S. Government and U.S. Government agency mortgage-backed securities that exceeded ten percent of stockholders' equity are as follows:

               Issuer                       Book Value             Market Value
               ------                       ----------             ------------
                                                (Dollars in thousands)
GE Capital Mortgage Services, Inc.            $4,046                  $3,908
PNC Mortgage Securities Corporation           $4,693                  $4,408

The above securities are fixed rate collateralized mortgage obligations that are rated AAA by Moody's.

Investments

         At  September  30,  1999,  the  Bank's  investments  amounted  to $90.2 million, which includes $77.7 million available-for-sale, which represented 18.7% of total assets. Pursuant to the Bank's investment policy, the Bank's investments include obligations issued or fully guaranteed by the United States government, certain federal agency obligations, FHLB stock, municipal obligations, asset-backed securities, and corporate obligations.

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

         The Bank has identified those securities which may be sold prior to maturity. These assets are classified as available-for-sale and are recorded at fair value. Unrealized gains or losses are reported as a separate component of accumulated other comprehensive income. Gains or losses on the sale of available-for-sale securities are recognized using the specific identification method.

         The following tables set forth the Bank's investment portfolio at carrying value at the dates indicated.

                                  As of September 30,
                             ----------------------------
                                1999      1998      1997
                             -------   -------   -------
Available-for-sale
Investment securities:
U.S. government and agency   $26,313   $23,749   $26,366
Municipal obligations ....    39,563    29,708    15,874
Corporate obligations ....     1,469      --        --
Commercial paper .........       500      --        --
Asset-backed securities ..     5,371      --        --
Mutual funds(1) ..........     1,895     1,793     1,628
FHLB stock ...............     8,795     5,050     4,885
FHLMC preferred stock ....       514       531       518
Equity securities ........     1,411     1,321       187
Trust preferred securities       701       488      --
                             -------   -------   -------
      Total ..............   $86,532   $62,640   $49,458
                             =======   =======   =======
Held-to-maturity
Investment securities:
U.S. government and agency   $ 2,000   $ 5,000   $ 5,998
Municipal obligations ....     1,625     1,625     1,625
Asset-backed securities ..      --        --         918
                             -------   -------   -------
      Total ..............   $ 3,625   $ 6,625   $ 8,541
                             =======   =======   =======

----------------
(1) Consists of investment in the Federated Investors ARM Fund and Legg Mason Value Trust Fund.

         At September 30, 1999, non-U.S. Government and U.S. Government agency securities that exceeded ten percent of stockholders' equity are as follows:

               Issuer                       Book Value        Market Value
               ------                       ----------        ------------
                                              (Dollars in thousands)
Student Loan Mortgage Association             $5,263            $5,372

         The above securities are floating rate collateralized student loan obligations rated AAA by Moody's.

         The following tables set forth the amount of each category of investment securities of the Bank at September 30, 1999 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents.



                                                               As of September 30,
                               ----------------------------------------------------------------------------------------------
                                                        After One Year       After Five Years
                                One Year or Less     Through Five Years      Through Ten Years           After Ten Years
                               ------------------- ----------------------   -----------------------  ------------------------
                                          Weighted              Weighted                  Weighted               Weighted
                                          Average               Average                  Average                 Average
                                Amount     Yield    Amount       Yield        Amount      Yield       Amount      Yield
Available-for-sale
  U.S. government and agency   $ 1,500      5.61%   $ 4,499       5.48%      $12,436       6.58%     $ 8,986       6.60%
  Municipal obligations ....      --          --       --          --          1,388       4.12       40,624       5.31
  Corporate obligations ....      --          --      1,480       6.67         --           --           --         --
  Commercial paper .........       494      5.17       --          --          --           --           --         --
  Asset-backed securities ..      --                   --          --          --           --         5,263       5.90
  Mutual funds(1) ..........     1,945      5.78       --          --          --           --           --         --
  FHLB stock ...............     8,795      6.75       --          --          --           --           --         --
  FHLMC preferred stock ....       501      6.12       --          --          --           --           --         --
  Equity securities ........     1,580      2.50       --          --          --           --           --         --
  Trust preferred securities      --                   --          --          --           --          750        9.02
                               -------      ----       ----      -----        -------      ----       ------       ----
      Total ................   $14,815      5.98%   $ 5,979       5.77%      $13,824       6.33%     $55,623       5.62%
                                ======      ====     ======      =====        ======       ====       ======      =====

Held-to-Maturity:
  U.S. government and agency   $  --         -- %   $  --          -- %      $  --          -- %     $ 2,000       6.75%
  Municipal obligations ....      --         --                    --           --          --         1,625       5.63
                                            ----     -----        ----        ------       ----      -------       ----
      Total ................   $  --         -- %   $  --          -- %      $  --          -- %     $ 3,625       6.25%
                               =======      ====     =====       =====        ======       ====      =======      =====

----------
(1) Consists of investment in the Federated Investors ARM Fund and Legg Mason Value Trust Fund.

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

         Savings Deposits. The Bank's current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in terms from three months to ten years. Included among these savings deposit products are Individual Retirement Account ("IRA") certificates and Keogh Plan retirement certificates (collectively "retirement accounts"). The Bank offers preferred rates for certificates of deposit in denominations of $99,000 or more at terms ranging from one month to five years and, at September 30, 1999, such certificates accounted for 1.1% of total savings deposits.

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

                                                     September 30,
                             -------------------------------------------------------------

                                   1999                1998                   1997
                             ------------------ -------------------   --------------------
                                       Average              Average                Average
                              Balance   Rate     Balance     Rate       Balance      Rate
                              -------   ----     -------     ----       -------    -------
                                                    (Dollars in thousands)
Passbook and club accounts.. $ 48,473     2.53% $ 47,423      2.53%    $ 47,514      2.78%
Checking accounts...........   42,901     1.03    36,846      1.09       33,841      1.18
Money market accounts.......   17,539     3.00    14,949      2.98       15,417      2.94
Certificate accounts........  160,205     5.14   162,517      5.70      147,420      5.76
                              -------     ----   -------      ----      -------      ----
         Total.............. $269,118     3.88% $261,735      4.32%    $244,192      4.37%
                              =======     ====   =======      ====      =======      ====


         In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 1999, the Bank's total retirement funds were $35.4 million or 13.1% of its total savings deposits.

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

                               At         Within                           After
                          September 30,    One         Two       Three     Three
                               1999        Year       Years      Years     Years
                               ----        ----       -----      -----     -----
                                                 (In thousands)
Certificate accounts:
  Under 4.01% ............   $  1,599   $  1,599   $   --     $   --     $   --
  4.01% to 6.00% .........    144,753    100,166     25,022      6,243    13,322
  6.01% to 8.00% .........     13,834      4,736        981      7,242       875
  8.01% to 10.00% ........         19       --            3         16       --
                             --------   --------   --------   --------   -------
Total certificate accounts   $160,205   $106,501   $ 26,006   $ 13,501   $14,197
                             ========   ========   ========   ========   =======


         Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 1999 are summarized as follows:

                                                              (In thousands)
3 months or less.....................                            $ 1,197
Over 3 months through 6 months.......                              1,371
Over 6 months through 12 months......                                200
Over 12 months.......................                                200
                                                                  ------
         Total.......................                            $ 2,968
                                                                  ======

         Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. See "Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 1999, the Bank had $170.6 million of advances outstanding.

         The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 1999, the Bank had $3.0 million reverse repurchase agreements outstanding.

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

                                          At or for the Year Ended September 30,
                                          --------------------------------------
                                                  1999       1998       1997
                                                  ----       ----       ----
                                                    (Dollars in thousands)
FHLB advances:
  Average balance outstanding..............         --     $1,177    $ 4,069
  Maximum amount outstanding at any
    month-end during the period............         --      3,300      5,300
  Weighted average interest rate
       during the period...................         --       5.09%      4.90%
  Balance outstanding at end of period.....         --         --      3,300
  Weighted average interest rate
       at end of period....................         --       5.13%      5.10%
Reverse repurchase agreements:
  Average balance outstanding..............      2,765      1,807        874
  Maximum amount outstanding at any
    month-end during the period............      3,792      2,370      1,528
  Weighted average interest rate
       during the period...................       4.06%      4.50%      4.50%
  Balance outstanding at end of period.....      3,041      1,870      1,183
  Weighted average interest rate
       at end of period....................       4.25%      4.50%      4.50%
FHLB Repoplus Advances:
  Average balance outstanding..............     24,674     18,058     39,208
  Maximum amount outstanding at any
    month-end during the period............     48,900     34,050     52,350
  Weighted average interest rate
       during the period...................       5.14%      5.75%      5.53%
  Balance outstanding at end of period.....     47,600      5,200     43,400
  Weighted average interest rate
       at end of period....................       5.48%      6.50%      5.79%
Total average short-term borrowings........     34,824     21,042     44,151
Average interest rate of total
  short-term borrowings....................       5.32%      5.42%      5.47%

Subsidiaries

         Pennsylvania law permits a Pennsylvania-chartered savings institution to invest up to 3% of its assets in the capital stock, securities or other obligations of subsidiary corporations or service corporations. The Department is empowered to authorize Pennsylvania-chartered savings institutions, upon specific application, to invest a greater percentage of assets in subsidiaries. As a result of FIRREA, the types of activities and the magnitude of the Bank's activities in its investments in service corporations are restricted (with certain exceptions) to the levels and magnitude of investments permitted state-chartered savings institutions. The Company's only subsidiaries at September 30, 1999 were the Bank and FB Capital Trust. The Bank had no subsidiaries at September 30, 1999.

Employees

         At September 30, 1999, the Bank had 101 full-time and 24 part-time employees. None of these employees are represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

Market Area

         The Bank now conducts business from nine full-service offices located in its primary market area, Allegheny and Butler counties, which are two of the five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. Approximately 1.5 million people live in the market area served by the Bank. Substantially all of the Bank's deposits and loans are received from residents and businesses located in its primary market area. In addition, the Bank participates in the MACTM, PLUSTM, and Freedom automatic teller machine networks which provide locations throughout the Bank's primary market area, as well as the rest of Pennsylvania and most other states.

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

The area, like the nation as a whole, continues to experience low unemployment and the labor market remains tight. The region's unemployment rate has dropped to approximately 4.2%, down from approximately 4.5% one year ago. Construction activity remains strong, with several major commercial projects underway or in process, and residential construction up approximately 4.7% over the year ago period. The Bank believes the diversity of the area's industry will continue to help provide for a stable economy for the foreseeable future; however, a general national economic slowdown may curtail the slow but steady growth the area has experienced in recent years.

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


                                                                    Year Ended September 30,
                                ----------------------------------------------------------------------------------------------------
                                            1999                                 1998                              1997
                                 -------------------------------  ------------------------------------ -----------------------------
                                Average               Average       Average                 Average     Average             Average
                                Balance   Interest    Yield/Cost    Balance     Interest   Yield/Cost   Balance  Interest Yield/Cost
                                -------   --------    ----------    -------     --------   ----------   -------  -------- ----------
                                                                         (Dollars in Thousands)
Interest-earning assets:
 Loans receivable(1)............ $246,327  $19,410       7.88%     $201,036     $ 16,597       8.26%   $165,170    $13,634    8.25%
 Mortgage-backed securities.....  108,051    6,738       6.24       117,791        7,597       6.45     109,251      6,964    6.37
 Investment securities
   and FHLB stock...............   81,828    5,581       6.82        61,838        4,301       6.96      53,956      3,646    6.76
 Interest-earning deposits......      536       31       5.78         1,127           74       6.57         158         11    6.96
                                 --------   ------       ----       -------      -------       ----     -------     ------    ----
    Total interest-earning
      assets....................  436,742   31,760       7.27       381,792       28,569       7.48     328,535     24,255    7.39
                                  -------   ------       ----       -------      -------       ----     -------     ------    ----

Non-interest-earning assets.....   16,862                            14,294                              11,362
                                  -------                           -------                             -------
  Total assets                    453,604                          $396,086                            $339,897
                                  =======                          ========                             =======

Interest-bearing liabilities:
 Deposits....................... $268,553   10,545       3.93      $258,013      $10,940       4.24    $235,984     $9,566    4.05
 Borrowed funds.................  154,574    8,684       5.62       108,238        6,424       5.94      79,686      4,316    5.42
                                  -------    -----       ----       -------       ------       ----     ------      ------   ----
  Total interest-
    bearing liabilities.........  423,127   19,229       4.54       366,251       17,364       4.74     315,670     13,882    4.40
                                  -------   ------       ----       -------       ------       ----     -------     ------    ----


Non-interest bearing
  liabilities...................    2,282                               814                                 410
                                  -------                           -------                             -------
 Total liabilities..............  425,409                           367,065                             316,080
Stockholders' equity............   28,195                            29,021                              23,817
                                  -------                           -------                             -------
 Total liabilities and
   stockholders' equity......... $453,604                          $396,086                            $339,897
                                 ========                          ========                            ========
Net interest income.............           $12,531                               $11,205                           $10,373
                                            ======                                ======                            ======
Interest rate spread............                         2.73%                                 2.74%                          2.99%
                                                         ====                                  ====                           ====
Net interest margin(1)..........                         2.87%                                 2.93%                          3.16%
                                                         ====                                  ====                           ====
Ratio of average
  interest-earning assets
  to average interest-bearing
  liabilities...................                       103.22%                               104.24%                        104.08%
                                                       ======                                ======                         ======

-----------
(1)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

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

                                                                                Year Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                           1999     vs.     1998                          1998     vs.     1997
                                                  ---------------------------------------    ---------------------------------------
                                                             Increase (Decrease)                            Increase (Decrease)
                                                                   Due to                                       Due to
                                                  ---------------------------------------    ---------------------------------------
                                                                         Rate/                                      Rate/
                                                   Volume     Rate       Volume       Net     Volume      Rate      Volume     Net
                                                  -------    -------     ------    -------    -------    -------    -----    -------
                                                                            (Dollars in Thousands)
Interest income on interest-earning assets:
Mortgage loans .................................. $ 2,654    $  (607)   $  (108)   $ 1,939    $ 1,823    $   (68) $   (11)   $ 1,744
Mortgage-backed securities ......................    (643)      (236)        20       (859)       539         88        6        633
Installment loans ...............................     638       (172)       (22)       444        623         29        5        657
Commercial business and lease loans .............     724       (240)       (54)       430        575        (11)      (4)       560
Investment securities and other investments .....   1,462       (183)       (42)     1,237        664         61       (7)       718
                                                  -------    -------     ------    -------    -------    -------  -------    -------
    Total interest-earning assets ...............   4,835     (1,438)      (206)     3,191      4,224         99      (11)     4,312
                                                  -------    -------    -------    -------    -------  -------    -------    -------
Interest expense on interest-bearing liabilities:
Deposits ........................................     410       (771)       (34)      (395)       866        467       41      1,374
Borrowed funds ..................................   2,660       (306)       (94)     2,260      1,719        313       76      2,108
                                                  -------    -------     ------    -------    -------    -------  -------    -------
Total interest-bearing liabilities ..............   3,070     (1,077)      (128)     1,865      2,585        780      117      3,482
                                                  -------    -------     ------    -------    -------    -------  -------    -------
    Net change in net interest income ........... $ 1,765    $  (361)    $ ( 78)   $(1,326)   $ 1,639    $  (681)    (128)   $   830
                                                  =======    =======     ======    =======    =======    =======  =======    =======

Certain Ratios

         The following table presents certain information regarding the return on average assets and average equity, and the ratio of average equity to assets of the Bank and the dividend payout ratio for the periods indicated.

                                        Year Ended September 30,
                                        ------------------------
                                       1999       1998       1997
                                       ----       ----       ----
Return on average assets .....          .74%       .74%       .80%
Return on average equity .....        11.98      10.64      11.42
Average equity to assets ratio         6.22       6.94       7.01
Dividend payout ratio ........        22.09      21.77      19.01

Asset and Liability Management

         The Bank in fiscal 1999 continued to utilize strategies designed to decrease the Bank's vulnerability to significant and prolonged increases in interest rates. This process involves monitoring the imbalance between the generally long-term, fixed rate nature of the Bank's interest-earning assets and its generally short or medium-term, interest-bearing liabilities on a regular basis and implementing actions designed to reduce this imbalance. Although management of the Bank believes that the steps it has taken, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the Company's 1999 Annual Report to Stockholders, have reduced the Bank's overall vulnerability to increases in interest rates, the Bank continues to remain vulnerable to significant and prolonged increases in interest rates because its interest rate sensitive
liabilities   exceed  its  interest  rate  sensitive   assets  with   short-term
maturities.

         The following table summaries the anticipated repayments of the Bank's interest-earning assets and interest-bearing liabilities as of September 30, 1999. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust and fixed-rate loans, mortgage-backed securities held-for-investment and investment securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities and certain assumptions that estimate the projected repayments of loans, mortgage-backed securities and investments with specified characteristics. The Bank has assumed that passbook, money market and NOW accounts, which generally are subject to immediate withdrawal, are withdrawn at various rates applied to the cumulative declining balances based on certain assumptions for passbook, money market and NOW accounts.

                                                                       September 30, 1999
                                                 ----------------------------------------------------------------
                                                               Over Three
                                                                Months        After One
                                                 Three          Through      After One      After
                                                 Months         Twelve     Through Five      Five
                                                 or Less        Months          Years        Years        Total
                                                 -------        ------          -----        -----        -----
                                                                      (Dollars in thousands)
Interest-earning assets:
  Mortgage loans ............................   $  16,572     $  22,777     $  80,043     $  75,233    $ 194,625
  Mortgage-backed securities ................      19,395        13,778        29,948        35,575       98,696
  Installment loans .........................      14,194        15,028        27,148         1,499       57,869
  Commercial business and lease loans .......       8,456         3,007        13,635         2,296       27,394
  Investment securities and other investments      10,620         1,200         6,882        75,528       94,230
                                                ---------     ---------     ---------     ---------    ---------
         Total interest-earning assets ......      69,237        55,790       157,656       190,131      472,814
                                                ---------     ---------     ---------     ---------    ---------
Interest-bearing liabilities:
  Passbook and club accounts ................        --            --          36,355        12,118       48,473
  Checking accounts .........................        --            --          32,833        10,068       42,901
  Money market accounts .....................        --           8,770         8,769          --         17,539
  Certificate accounts ......................      30,742        75,759        49,023         4,681      160,205
  Borrowed funds ............................      41,939        10,000        93,000        40,250      185,189
                                                ---------     ---------     ---------     ---------    ---------
         Total interest-bearing liabilities .      72,681        94,529       219,980        67,117      454,307
                                                ---------     ---------     ---------     ---------    ---------
Interest sensitivity ........................   $  (3,444)      (38,739)    $ (62,324)    $ 123,014    $  18,507
                                                =========     =========     =========     =========    =========
Cumulative interest sensitivity .............   $  (3,444)    $ (42,183)    $(104,507)    $  18,507    $  18,507
                                                =========     =========     =========     =========    =========
Cumulative ratio as a percent of assets .....        (.71%)       (8.74%)      (21.66%)        3.83%        3.83%
                                                =========     =========     =========     =========    =========


Regulation of the Company

         Recent Developments - Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

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

         Capital Requirements (Consolidated). The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on equity securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At September 30, 1999, the company had Tier 1 capital as a percentage of risk-weighted assets of 13.94% and total risk-based capital as a percentage of risk-weighted assets of 14.90%.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain a Leverage Ratio of at least 100 to 200 basis points above the minimum. At September 30, 1999, the Company has a Leverage Ratio of 8.80%.

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

         FDIC Insurance Premiums. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC. As insurer, the FDIC is authorized to conduct examination of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

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

         Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective BIF and SAIF rates both range from zero basis points to 27 basis points. From 1997 through 1999, FDIC-insured institutions will pay approximately
1.2 basis points of their BIF-assessable deposits and 5.9 basis points of their SAIF-assessable deposits to fund the Financing Corporation.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 1999, the Bank met each of its capital requirements.

         The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 1999.

                                             Tier I    Tier I       Tier II
                                               Core   Risk-Based    Risk-Based
                                            Capital    Capital       Capital
                                            -------    -------       -------
                                                 (Dollars in thousands)
Equity Capital(1) ......................   $ 28,288    $ 28,288     $ 28,288
Unrealized securities (gains) losses ...      3,833       3,833        3,833
Plus: general valuation allowance (2) ..       --          --          2,477
                                           --------    --------     --------
    Total regulatory capital ...........     32,121      32,121       34,598
Minimum required capital ...............     17,833      11,271       22,542
                                           --------    --------     --------
   Excess regulatory capital ...........   $ 14,288    $ 20,850     $ 12,056
                                           ========    ========     ========
Regulatory capital as a percentage(3) ..       7.20%      11.40%       12.28%
Minimum regulatory capital percentage ..       4.00        4.00         8.00
                                           --------    --------     --------
    Excess regulatory capital percentage       3.20%       7.40%        4.28%
                                           ========    ========     ========

-----------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 032 for the quarter ended September 30, 1999.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total average assets of $445.8 million. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $281.8 million.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Bank had a $8.8 million investment in stock of the FHLB of Pittsburgh at September 30, 1999, which complied with this requirement.

         Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At September 30, 1999, the Bank had $170.6 million of advances from the FHLB of Pittsburgh outstanding.

         Classification of Assets. Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with generally accepted accounting principles. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. At September 30, 1999, the Bank had $2.5 million of assets classified as substandard.

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

Item 2.  Properties

         At September 30, 1999, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and eight full-service branch offices located in Allegheny and Butler counties.

         The following table sets forth certain information with respect to the offices of the Bank as of September 30, 1999.


         Location
------------------------------------------------                                       Net Book Value
                                                      Lease Expiration                 of Property and
                                                      Date (including)              Leasehold Improvements
         County                   Address             Lease or Own Options            at September 30, 1999
         ------                   -------             --------------------            ---------------------

                         3300 Brighton Road
Allegheny                Pittsburgh, PA 15212                  Own                         $133,869
                         1009 Perry Highway
Allegheny                Pittsburgh, PA 15237                  Own                          209,210
                         251 South Main Street
Butler                   Zelienople, PA 16063                  Own                          467,265
                         312 Beverly Road
Allegheny                Pittsburgh, PA 15216                  Lease 7/31/08                193,667
                         6000 Babcock Blvd.
Allegheny                Pittsburgh, PA 15237                  Lease 11/30/98                   --
                         1701 Duncan Avenue
Allegheny                Allison park, PA 15101                Lease 01/31/00                 5,937
                         4710 Liberty Avenue
Allegheny                Pittsburgh, PA 15224                  Own                          595,444
                         728 Washington Road
Allegheny                Pittsburgh, PA 15228                  Own                          239,952
                         2034 Penn Avenue
Allegheny                Pittsburgh, PA 1522                   Own                          974,080
                                                                                         ----------
Total                                                                                    $2,819,424
                         Loan Center
                         1014 Perry Highway
Allegheny                Pittsburgh, PA 15237                  Lease 9/30/07                 57,394
                         Data Processing and
                         Checking Department
                         1015 Perry Highway
Allegheny                Pittsburgh, PA 15237                  Own                          271,894
                                                                                          ---------
Total (including Loan
and Data Centers)                                                                        $3,148,712
                                                                                          =========


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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 49 of the Company's Annual Report to Stockholders for fiscal 1999 ("Annual Report"). The Company's ability to pay cash dividends in the future is dependent upon, among other things, the receipt of dividends from the Bank.

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

                                    PART III

Item 10.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         The information required herein is incorporated by reference from pages 2 to 3 of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of September 30, 1999 ("Proxy Statement").

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

         2        Agreement and Plan of Reorganization(1)
         3.1      Articles of Incorporation(1)
         3.2      Bylaws(1)
         4        Common Stock Certificate(2)
         10.1     Employee Stock Ownership Plan, as amended(2)
         10.2     1988 Employee Stock Compensation Program(2)
         10.3     1993 Employee Stock Compensation Program(3)
         10.4     1997 Employee Stock Compensation Program(4)
         10.5     1993 Directors' Stock Option Plan(3)
         10.6     Employment Agreement between the Company, the Bank and William L. Windisch(2)
         10.7     1998 Group Term Replacement Plan
         10.8     1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank
         10.9     1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank
         10.10    1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank
         10.11    1998 Stock Compensation Plan(5)


         13       1999 Annual Report to Stockholders
         21       Subsidiaries (see Item 1. Description of Business - Subsidiaries)
         23       Consent of Accountants
         27       Financial Data Schedule (in electronic filing only)

-------------
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2)  Incorporated by reference from the Registration Statement.
(3) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.

         (b.) Reports on form 8-K


         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto only authorized.

         FIDELITY BANCORP, INC.


         December 22, 1999                           /s/ William L. Windisch
                                                     ---------------------------
                                                     William L. Windisch
                                                     Chief Executive Officer and
                                                     President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on December 22, 1999.

/s/ William L. Windisch                                       /s/ Richard G. Spencer
-----------------------------------------------               ---------------------------------------
William L. Windisch                                           Richard G. Spencer
Director, President and Chief Executive Officer               Executive Vice President and Treasurer
                                                              (also Principal Accounting Officer)




/s/ John R. Gales                                             /s/ Robert F. Kastelic
-----------------------------------------------               ---------------------------------------
John R. Gales                                                 Robert F. Kastelic
Director                                                      Director





/s/ Oliver D. Keefer                                          /s/ Charles E. Nettrour
-----------------------------------------------               ---------------------------------------
Oliver D. Keefer                                              Charles E. Nettrour
Director                                                      Director



/s/ Joanne Ross Wilder
-----------------------------------------------
Joanne Ross Wilder
Director