Form 10-Q
period 1999-12-31
FIDELITY BANCORP INC
filed 2000-02-14
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ____________________ to ____________________

                         Commission file number 0-22288
                                                -------

                             Fidelity Bancorp, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                           25-1705405
                ------------                           ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
 distribution of securities under a plan confirmed by a court. Yes       No
                                                                   ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,891,310 shares, par value
$0.01, at January 31, 2000                           ---------------------------
--------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I.  Financial Information                                                          Page
-------  ---------------------                                                          ----

Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of September 30, 1999
               and December 31, 1999                                                     1

          Consolidated Statements of Income for the Three  Months Ended
               December 31, 1999 and 1998                                                2

          Consolidated Statements of Cash Flows for the Three Months Ended
               December 31, 1999 and 1998                                               3-4

          Consolidated Statement of Changes in Stockholders' Equity for the Three
               Months Ended December 31, 1999 and 1998                                   5

          Notes to Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                       9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                      17


Part II - Other Information
---------------------------

Item 1.  Legal Proceedings                                                              18

Item 2.  Changes in Securities                                                          18

Item 3.  Defaults Upon Senior Securities                                                18

Item 4.  Submission of Matters to a Vote of Security Holders                            18

Item 5.  Other Information                                                              18

Item 6.  Exhibits and Reports on Form 8-K                                               18

Signatures                                                                              19

Part I - Financial Information
Item 1 - Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                                 (in thousands)

                                                      December 31, September 30,
           Assets                                         1999         1999
           ------                                         ----         ----

Cash and amounts due from
   depository institutions                               $   9,403    $   4,304
Interest-earning demand deposits with
   other institutions                                          644          364
Investment securities held-to-maturity                       5,285        3,625
Investment securities available-for-sale                    78,244       77,737
Loans receivable, net  (Notes 5 and 6)                     284,801      275,958
Mortgage-backed securities held-to-maturity                 14,740       13,400
Mortgage-backed securities available-for-sale               78,748       82,850
Real estate owned, net                                         248          107
Federal Home Loan Bank stock - at cost                       9,215        8,795
Accrued interest receivable, net                             2,872        2,886
Office premises and equipment, net                           4,696        4,700
Deferred tax asset                                           4,005        3,155
Prepaid expenses and other assets                            4,643        4,662
                                                         ---------    ---------
       Total Assets                                      $ 497,544    $ 482,543
                                                         =========    =========
         Liabilities and Net worth
         -------------------------
Liabilities:
   Savings and time deposits                             $ 273,027    $ 269,118
   Federal Home Loan Bank advances                         181,000      170,600
   Reverse repurchase agreements                             2,731        3,041
   Advance deposits by borrowers for
      taxes and insurance                                    2,780        1,298
   Accrued interest payable                                  1,115        1,153
   Accrued income taxes payable                                476          199
   Other accrued expenses and liabilities                    1,491          838
   Guaranteed preferred beneficial interest in
       Company's debentures                                 10,250       10,250
                                                         ---------    ---------
       Total Liabilities                                   472,870      456,497
                                                         ---------    ---------
Stockholders' equity (Notes 3 and 4):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 1,994,533
      and 1,989,883 shares issued, respectively                 20           20
   Treasury stock, at cost - 99,175 and 55,575 shares       (1,586)        (953)
   Additional paid-in capital                               14,349       14,305
   Retained earnings - substantially restricted             17,603       16,736
   Accumulated other comprehensive income (loss),
      net of tax                                            (5,712)      (4,062)
                                                         ---------    ---------
       Total Stockholders' Equity                           24,674       26,046
                                                         ---------    ---------
       Total Liabilities and Stockholders' Equity        $ 497,544    $ 482,543
                                                         =========    =========

See accompanying notes to financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                               Three Months Ended December 31,
                                               -------------------------------
                                                    1999         1998
                                                    ----         ----
Interest income:
   Loans                                           $ 5,532      $ 4,679
   Mortgage-backed securities                        1,548        1,641
   Investment securities:
       Taxable                                         870          647
       Tax-exempt                                      494          416
   Deposits with other institutions                     10           13
                                                   -------      -------
      Total interest income                          8,454        7,396
                                                   -------      -------
Interest expense:
   Savings and time deposits                         2,543        2,827
   Guaranteed preferred beneficial interest
      in Company's debentures                          256          256
   Borrowed funds                                    2,434        1,543
                                                   -------      -------
      Total interest expense                         5,233        4,626
                                                   -------      -------
Net interest income before provision
   for loan losses                                   3,221        2,770
Provision for loan losses                              120          105
                                                   -------      -------
Net interest income after provision
   for loan losses                                   3,101        2,665
                                                   -------      -------
Other income:
   Loan service charges and fees                        59           45
   Loss on sale of investment and
      mortgage-backed securities, net                   (2)          --
   Gain on sale of loans                                 2            4
   Deposit service charges and fees                    171          126
   Other operating income                              202          150
                                                   -------      -------
      Total other income                               432          325
                                                   -------      -------
Operating expenses:
   Compensation and employee benefits                1,231        1,192
   Occupancy and equipment expense                     170          210
   Depreciation and amortization                       141          147
   Federal insurance premiums                           40           38
   (Gain) loss on real estate owned, net                21          (45)
   Other operating expenses                            446          445
                                                   -------      -------
      Total operating expenses                       2,049        1,987
                                                   -------      -------
Income before income tax provision                   1,484        1,003
Income tax provision                                   419          301
                                                   -------      -------
   Net income                                      $ 1,065      $   702
                                                   =======      =======
Basic earnings per common share (Note 3)           $  0.56      $  0.35
                                                   =======      =======
Diluted earnings per common share (Note 3)         $  0.55      $  0.35
                                                   =======      =======
Dividends per common share                         $  0.10      $  0.09
                                                   =======      =======
See accompanying notes to financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------

                                 (in thousands)

                                                                Three Months Ended December 31,
                                                                -------------------------------
                                                                          1999        1998
                                                                          ----        ----
Operating Activities:
---------------------
     Net income                                                        $  1,065    $    702

     Adjustments  to  reconcile  net income to net
     cash provided by operating activities:
         Provision for loan losses                                          120         105
         (Gain) loss on real estate owned                                    21         (45)
         Depreciation of premises and equipment                             141         147
         Deferred loan fee amortization                                     (44)        (91)
         Amortization of investment and mortgage-backed
           securities discounts/premiums, net                                49         104
         Net loss on sale of investment securities                            2          --
         Net (gain) on sale of loans                                         (2)         (4)
         Origination of loans held-for-sale                                  --        (477)
         Proceeds from sale of loans held-for-sale                           --         479
         (Increase) decrease in interest receivable                          14        (197)
         Increase (decrease) in accrued income taxes                        277         221
         Increase (decrease) in interest payable                            (38)        (76)
         Other changes, net                                                  67         843
                                                                        -------     -------
        Net cash provided (used) by operating activities                  1,672       1,711
                                                                        -------     -------

Investing Activities:
---------------------

     Proceeds from sales of investment securities available-for-sale      1,001          --
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale                          1,003       4,508
     Purchases of investment securities available-for-sale               (3,943)    (11,832)
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                              2,998       7,387
     Purchases of mortgage-backed securities available-for-sale              --     (19,023)
     Purchases of investment securities held-to-maturity                 (1,660)         --
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                          619       2,356
     Purchases of mortgage-backed securities held-to-maturity            (1,974)         --
     Net (increase) decrease in loans                                    (9,145)    (10,991)
     Proceeds from sale of other loans                                      228         141
     Additions to office premises and equipment                            (137)       (483)
     Net purchases of FHLB Stock                                           (420)     (1,133)
                                                                        -------     -------
  Net cash provided (used) by investing activities                      (11,430)    (29,070)
                                                                        -------     -------

                                       -3-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                           1999        1998
                                                           ----        ----

Financing Activities:
Net increase (decrease) in savings deposits               3,909      11,141
Increase (decrease) in reverse repurchase agreements       (310)        488
Net increase (decrease) in FHLB advances                 10,400      18,350
Increase in advance payments by borrowers for
  taxes and insurance                                     1,482       1,221
Net increase in treasury tax and loan accounts              443         114
Cash dividends paid                                        (198)       (177)
Stock options exercised                                      23           6
Proceeds from sale of stock                                  21          25
Purchase of treasury stock                                 (633)         --
                                                       --------    --------
Net cash provided (used) by financing activities         15,137      31,168
                                                       --------    --------
Increase (decrease) in cash and cash equivalents          5,379       3,809

Cash and cash equivalents at beginning of period          4,668       3,152
                                                       --------    --------
Cash and cash equivalents at end of period             $ 10,047    $  6,961
                                                       ========    ========


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings            $  5,271    $  4,624
  Income taxes                                         $    142    $     65
                                                       --------    --------
Transfer of loans to real estate owned                 $    160    $     28
                                                       --------    --------




See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
      ---------------------------------------------------------------------

                                 (in thousands)

                                                                                                              Accumulated
                                                                                                                 Other
                                                                                                             Comprehensive
                                                                                                                 Income
                                                   Common         Paid-in        Treasury       Retained         (Loss)
                                                   Stock          Capital         Stock         Earnings       Net of Tax     Total
                                                   -----          -------         -----         --------       ----------     -----
Balance at September 30, 1998                      $  20         $ 14,168          $  0         $ 14,106          $ 727     $29,021
                                                   -----         --------          ----         --------          -----     -------
Comprehensive income:
     Net income                                                                                      702                        702
     Other comprehensive loss,
       net of tax of ($137)                                                                                        (266)       (266)
                                                   -----         --------          ----         --------          -----     -------
Total comprehensive income (loss)                     --               --            --              702           (266)        436

Cash dividends paid                                                                                 (177)                      (177)

 Sale of stock through Dividend
    Reinvestment Plan                                                  25                                                        25

 Stock options exercised                                                6                                                         6
                                                   -----         --------          ----         --------          -----     -------

Balance at December 31, 1998                       $  20         $ 14,199          $  0         $ 14,631          $ 461    $ 29,311
                                                   =====         ========          ====         ========          =====    ========



Balance at September 30, 1999                      $  20         $ 14,305         $(953)        $ 16,736        $(4,062)     $26,046

Comprehensive income:
     Net income                                                                                    1,065                      1,065
     Other comprehensive loss,
       net of tax of ($850)                                                                                      (1,650)     (1,650)
                                                   -----         --------          ----         --------          -----     -------

Total comprehensive income (loss)                     --               --            --            1,065         (1,650)       (585)

    Cash dividends paid                                                                             (198)                      (198)

    Treasury stock purchased -
       43,600 shares                                                               (633)                                       (633)

    Sale of stock through Dividend
       Reinvestment Plan                                               21                                                        21

  Stock options exercised                                              23                                                        23
                                                   -----         --------          ----         --------          -----     -------

Balance at December 31, 1999                       $  20          $14,349       $(1,586)        $ 17,603       $(5,712)     $24,674
                                                   =====          =======       =======         ========       =======      =======

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                    September 30, 1999 and December 31, 1999

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the period ended September 30, 1999. The results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or any other period.

(3) Earnings Per Share
    ------------------
Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                Three Months Ended
                                                   December 31,
                                                 1999           1998
                                              ------------------------
Numerator:
Net income                                     $1,065         $  702
                                               ------         ------
   Numerator for basic and
    diluted earnings per share                 $1,065         $  702
                                               ------         ------
Denominator:
Denominator for basic earnings
   per share - weighted average shares          1,918          1,980
Effect of dilutive securities:
   Employee stock options                          25             51
                                               ------         ------
Denominator for diluted earnings
   per share - weighted average
   shares and assumed conversions               1,943          2,031
                                                =====          =====
Basic earnings per share                       $  .56         $  .35
                                               ======         ======
Diluted earnings per share                     $  .55         $  .35
                                               ======         ======

(4) Securities
    ----------
The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as other comprehensive income in stockholders' equity. Unrealized losses of $5.7 million, net of tax, on investments classified as available-for-sale were recorded at December 31, 1999.

(5) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):
                                           December 31,  September 30,
                                                1999         1999
                                                ----         ----
First mortgage loans:
         Conventional:
                  1-4 family dwellings     $ 166,084    $ 156,112
                  Multi-family dwellings       4,180        4,007
         Commercial                           25,212       26,513
         Construction                         18,995       22,689
                                           ---------    ---------
                                             214,471      209,321
                                           ---------    ---------
Less:
         Loans in process                    (12,984)     (14,696)
         Unearned discounts and fees          (1,477)      (1,453)
                                           ---------    ---------
                                             200,010      193,172
                                           ---------    ---------
Installment loans:
         Home equity                          51,641       51,316
         Consumer loans                        1,722        1,802
         Credit cards                          3,061        2,859
         Other                                 1,969        1,892
                                           ---------    ---------
                                              58,393       57,869
                                           ---------    ---------
Commercial business loans and leases:
         Commercial business loans            23,053       22,072
         Commercial leases                     5,809        5,322
                                           ---------    ---------
                                              28,862       27,394
                                           ---------    ---------

Less: Allowance for loan losses               (2,464)      (2,477)
                                           ---------    ---------

         Loans receivable, net             $ 284,801    $ 275,958
                                           =========    =========

(6) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the three months ended December 31, 1999 and 1998 are as follows (dollar amounts in thousands):

                                             1999       1998
                                             ----       ----
Balance at beginning of the fiscal year   $ 2,477    $ 2,243
Provision for loan losses                     120        105
Charge-offs                                  (151)       (59)
Recoveries                                     18          1
                                          -------    -------
Balance at December 31,                   $ 2,464    $ 2,290
                                          =======    =======

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of probable losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant shortfall in payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

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

At December 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $104,000. Included in this amount is $104,000 of impaired loans for which the related allowance for loan losses is $10,000, and no impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended December 31, 1999 was $204,000. For the three months ended December 31, 1999, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.

(7) Comprehensive Income
    --------------------
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income ." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended December 31, 1999 and 1998, the company's total comprehensive income (loss) was ($585,000) and $436,000, respectively. Total comprehensive income (loss) is comprised of net income of $1.065 million and $702,000 and other comprehensive loss of ($1.65 million) and ($266,000). Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available-for-sale.

(8) New Branch
    ----------
On October 1, 1998, the Bank opened its ninth full service branch office at 2034 Penn Avenue in Pittsburgh's Strip District. The building in which the branch is located was leased from an independent third party until it was purchased by the Bank in June 1999.

Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of integrating newly acquired businesses, the ability to control costs and expenses, and general economic conditions. Fidelity Bancorp, Inc. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Financial Condition at September 30, 1999 and December 31, 1999
--------------------------------------------------------------------------------

Total assets of the Company increased $15.0 million or 3.1% to $497.5 million at December 31, 1999 from $482.5 million at September 30, 1999. Significant changes in individual categories were increases in cash and amounts due from depository institutions of $5.1 million, loans receivable of $8.8 million, investment securities held-to-maturity of $1.7 million, and mortgage-backed securities held-to-maturity of $1.3 million. Partially offsetting these results was a decrease in mortgage-backed securities available-for-sale of $4.1 million. The increase in cash primarily reflected preparations the Bank made to prepare for possible customer needs for cash in connection with the Year 2000 situation. Subsequent to December 31, 1999, cash levels have been returned to more normal, lower levels.

Total liabilities of the Bank increased by $16.4 million or 3.6% to $472.9 million at December 31, 1999 from $456.5 million at September 30, 1999. The increase primarily reflects a $10.4 million increase in Federal Home Loan Bank advances and a $3.9 million increase in savings and time deposits. Advances were used to fund asset growth that was not supported by deposit increases.

Stockholders' equity decreased $1.3 million or 5.3% to $24.7 million at December 31, 1999, compared to September 30, 1999. This result reflects net income for the three month period ended December 31, 1999 of $1.06 million, stock options exercised of $23,000 and stock issued under the Dividend Reinvestment Plan of $21,000. Offsetting these increases were common stock cash dividends paid of $198,000, an increase in net unrealized holding losses, net of tax, on securities available-for-sale of $1.65 million, and the purchase of treasury stock at cost for $633,000.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented. (Dollar amounts in thousands):

                                               December 31,     September 30,
                                                   1999             1999
                                                   ----             ----
Non-accrual residential real
  estate loans (one-to-four-family)              $  272           $  250

Non-accrual construction, multi-family
  residential and commercial real estate loans      200            1,362

Non-accrual installment and
  commercial business loans                         661              773
                                                 ------           ------

Total non-performing loans                       $1,133           $2,385
                                                 ======            =====

Total non-performing loans as
  a percent of net loans receivable                 .40%             .86%
                                                 ======            =====

Total real estate owned                          $  248           $  107
                                                 ======            =====

Total non-performing loans and real estate
  owned as a percent of total assets                .28%             .52%
                                                 ======            =====


Included in non-performing loans at December 31, 1999 are five single-family residential real estate loans totaling $272,000, two commercial real estate loans totaling $200,000, 15 installment loans (including home equity loans and credit card loans) totaling $173,000, two commercial business loans totaling $466,000 and two commercial business leases totaling $22,000.

At December 31, 1999, the Bank had an allowance for loan losses of $2.5 million or .87% of net loans receivable, as compared to an allowance of $2.5 million or
 .90% of net loans receivable at September 30, 1999. The allowance for loan losses equals 217.4% of non-performing loans at December 31, 1999.

Management has evaluated its entire loan portfolio, these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at December 31, 1999 is appropriate. See also "Provision for Loan Losses."

Real estate owned at December 31, 1999, consists of one single-family residential property located in Pittsburgh, Pennsylvania totaling $90,000 and one commercial building located in Pittsburgh, Pennsylvania totaling $158,000. Both properties are currently under agreement for sale and management believes that the carrying value of the properties at December 31, 1999 approximates the fair value less costs to sell. However, while management uses the best information available to make such determinations, future adjustments may become necessary.

                       Comparison of Results of Operations
                       -----------------------------------
              for the Three Months Ended December 31, 1999 and 1998
              -----------------------------------------------------


Net Income
----------

Net income for the three months ended December 31, 1999 was $1.065 million compared to $702,000 for the same period in 1998, an increase of $363,000 or 51.7%. The increase reflects an increase in net interest income before provision for loan losses of $451,000 or 16.3%, an increase in other income of $107,000 or 32.9%, an increase in the provision for loan losses of $15,000 or 14.3%, an increase in other operating expenses of $62,000 or 3.1% and an increase in the provision for income taxes of $118,000 or 39.2%.

Interest Rate Spread
--------------------

The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, increased to 2.89% in the three months ended December 31, 1999 from 2.70% in the same period in 1998. The following table shows the average yields earned on the
Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                          Three Months Ended December 31,
                                                  1999       1998
                                                  ----       ----
Average yield on:
   Mortgage loans                                 7.61%      8.08%
   Mortgage-backed securities                     6.52       6.06
   Installment loans                              8.10       8.34
   Commercial business loans                      9.06       9.26
   Interest-earning deposits with other
     institutions, investment securities,
     and FHLB stock (1)                           6.84       6.63
                                                  ----       ----
   Total interest-earning assets                  7.39       7.38
                                                  ----       ----
Average rates paid on:
   Savings and time deposits                      3.76       4.19
   Borrowed funds                                 5.28       5.74
                                                  ----       ----
   Total interest-bearing liabilities             4.50       4.68
                                                  ----       ----

Average interest rate spread                      2.89%      2.70%
                                                  ====       ====

Net yield on interest-earning assets              2.93%      2.87%
                                                  ====       ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $853,000 or 18.2% to $5.5 million for the three months ended December 31, 1999, compared to the same period in 1998. The increase reflects an increase in the average loan balance outstanding during 1999, partially offset by a decrease in the yield earned on the loan portfolio. The increase in the average balance of the loan portfolio in the fiscal 2000 period reflects management's continued strategy of emphasizing and increasing loans. The lower yield earned on the portfolio reflects the lower long term interest rate environment that existed for much of fiscal 1999, as new loans originated were at lower rates and more existing borrowers refinanced into lower rate loans. While interest rates have risen in fiscal 2000, the effect of loans originated at these higher rates has not been significant as yet.

Interest on mortgage-backed securities decreased $93,000 or 5.7% to $1.5 million for the three months ended December 31, 1999, as compared to the same period in 1998. The decrease for the three month period ended December 31, 1999, reflects a decrease in the average balance of mortgage-backed securities owned in the fiscal 2000 period, as compared to fiscal 1999, partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities increased $298,000 or 27.7% to $1.4 million for the three month period ended December 31, 1999, as compared to the same period in 1998. The increase reflects both an increase in the average balance in the portfolio and an increase in the yield earned on these investments.

Interest Expense
----------------

Interest on savings and time deposits decreased $284,000 or 10.0% to $2.5 million for the three month period ended December 31, 1999, respectively, as compared to the same period in the prior year. The decrease for the three month period in fiscal 2000 as compared to fiscal 1999 reflects a decrease in the average cost of deposits, partially offset by a small increase in the average balance of savings and time deposits.

Interest on borrowed funds increased $891,000 or 57.7% to $2.4 million for the three month period ended December 31, 1999, as compared to the same period in the prior year. The increases for the period in fiscal 2000 as compared to fiscal 1999 reflects an increase in Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements outstanding during the fiscal 2000 periods, partially offset by a decrease in the cost of those borrowings. The Bank continues to rely on these wholesale funding sources in fiscal 2000 as an additional way to fund growth.

Interest on guaranteed preferred beneficial interest in Company's debentures was $256,000 for the three month periods ended December 31, 1999 and 1998. The Preferred Securities were issued in May 1997.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Bank's net interest income before provision for loan losses increased $451,000 or 16.3% to $3.2 million for the three month period ended December 31, 1999, as compared to the same period in the prior year. The increase is primarily attributable to an increase in net interest-earning assets, as well as an increased interest rate spread.

Provision for Loan Losses
-------------------------

The provision for loan losses increased $15,000 or 14.3% to $120,000 for the three month period ended December 31, 1999, as compared to the same period in the prior year. The provision for both years reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. Based on this evaluation, the allowance for loan losses has increased from $2.2 million at December 31, 1998 to $2.5 million at December 31, 1999. Loan charge-offs, net of recoveries, were $133,000 in the three month period ended December 31, 1999, compared to $58,000 in the same period in the prior year.

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

Other Income
------------

Total non-interest or other income increased $107,000 or 32.9% to $432,000 for the three month period ended December 31, 1999, as compared to the same period in the prior year.

Loan service charges and fee income, which includes late charges on loans and fees for loans serviced for others, increased $14,000 or 31.1% to $59,000 for the three month period ended December 31, 1999, as compared to the same period in the prior year. The increase is primarily attributable to the collection of title insurance fees related to mortgages originated. The Bank became licensed to collect such fees in late fiscal 1999.

Loss on the sale of investment and mortgage-backed securities was $2,000 for the three month period ended December 31, 1999. There were no sales of securities in the prior year period. All sales were made from the available-for-sale portfolio in the periods and were done to reflect current economic conditions and asset/liability management strategies, as well as changing market conditions.

Gain on sale of loans was $2,000 for the three month period ended December 31, 1999, as compared to a gain of $4,000 in the comparable period in the prior year. The Bank sells education loans to the Student Loan Marketing Association ("SLMA"). Such sales generally result in some gain or loss being realized. Results generally reflect the timing of such sales.

Deposit service charges and fees increased $45,000 or 35.7% to $171,000 for the three month period ended December 31, 1999, as compared to the same period in the prior year. The increase primarily reflects the revamping in calendar year 1999 of the Bank's service charge structure for deposit accounts, which resulted in increased fees collected.

Other operating income includes miscellaneous sources of income, which consist primarily of automated teller machine fees, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $52,000 or 34.7% to $202,000 for the three month period ended December 31, 1999, as compared to the same period in the prior year. The increase for the three month period is primarily due to increased automated teller machine fees and fees earned from a program, introduced in July 1998, to sell non-insured investment products such as mutual funds and annuities to both Bank and nonbank customers.

Other Expenses
--------------

Total operating expenses increased $62,000 or 3.1% to $2.0 million for the three month period ended December 31, 1999, as compared to the same period in the prior year.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $39,000 or 3.3% to $1.2 million for the three month period ended December 31, 1999, as compared to the same period in the prior year. Factors contributing to the increase were normal salary increases, higher bonuses awarded, and an increase in health care expenses.

Office occupancy and equipment expense decreased $40,000 or 19.0% to $170,000 for the three month period ended December 31, 1999, as compared to the same period in the prior year. Factors contributing to the decrease are a decrease in rent expense, resulting from the Bank purchasing the previously leased Strip District branch, and a decrease in equipment maintenance costs.

Depreciation and amortization decreased $6,000 or 4.1% to $141,000 for the three month period ended December 31, 1999, as compared to the same period in the prior year. The results reflect some equipment becoming fully depreciated, partially offset by depreciation on equipment added or updated during the past year and depreciation on the new Strip District branch.

Federal deposit insurance premiums increased $2,000 or 5.3% to $40,000 for the three month period ended December 31, 1999, as compared to the same period in 1998. The insurance payments reflect the increasing average level of savings and time deposits outstanding.

Net loss on real estate owned was $21,000 for the three months ended December 31, 1999, as compared to a net gain of $45,000 in the comparable period in 1998. Results for the periods reflect the sale or write-down to fair value less estimated costs to sell of property held as real estate owned. At December 31, 1999, the Bank had one single family property and one commercial property classified as real estate owned.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges and other administrative expenses, increased $1,000 or .2% to $446,000 for the three month period ended December 31, 1999, as compared to the same period in the prior year. Significant variations between the three month period in fiscal 2000, as compared to fiscal 1999, include increases in bank service charges, legal fees, audit fees and charitable contributions, partially offset by decreases in consulting fees, stationary and supplies expense, and telephone expense.

Income Taxes
------------

Income taxes increased $118,000 or 39.2% to $419,000 for the three month period ended December 31, 1999, as compared to the same period in the prior year. The increase in taxes for the three month period ended December 31, 1999, as compared to the same period in the prior year, primarily results from an increase in taxable income, partially offset by a decrease in the effective tax rate. The decrease in the effective tax rate is primarily attributable to an increase in tax-exempt investments generating non-taxable income. The effective tax rate decreased to 28.2% for the three month period ended December 31, 1999, from 30.0% in the comparable prior year period.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 1999, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.84% and total risk-based capital as a percentage of risk-weighted assets of 14.76%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 1999, the Company had a Leverage Ratio of 8.19%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 1999, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.87% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 1999, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.43%.

A reconciliation of Stockholders' Equity for the Bank to Regulatory Capital is as follows (dollar amounts in thousands):

Stockholder's equity at December 31, 1999 (1)        $ 27,943
Plus: Unrealized losses on debt securities              5,400
                                                     --------
Tier 1 Capital at December 31, 1999                    33,343
Plus: Qualifying loan loss allowance                    2,464
                                                     --------
Total capital at December 31, 1999                   $ 35,807
                                                     ========

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 032.

Liquidity
---------

The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 1999, the total of approved loan commitments amounted to $3.0 million. In addition, the Bank had $13.0 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $93.3 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

Year 2000
---------

Like many financial institutions, the Company relies on computers to conduct business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the Year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000 and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The company has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Company.

Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly at some of the Company's vendors. The company will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues effect the Company's ability to continue operations, or might adversely affect the Company's financial position, results of operations and cash flows. The Company does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations: however, no assurance can be given that this will be the case.

The expectations of the Company contained in this section on Year 2000 are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward looking statements in this section are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of September 30, 1999 (in the Company's Form 10-K) to December 31, 1999.

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

                 2.     Agreement and Plan of Reorganization (1)
                 3.1    Articles of Incorporation (1)
                 3.2    Bylaws (1)
                 4.     Common Stock Certificate (2)
                 10.1   Employee Stock Ownership Plan, as amended (2)
                 10.2   1988 Employee Stock Compensation Program (2)
                 10.3   1993 Employee Stock Compensation Program (3)
                 10.4   1997 Employee Stock Compensation Program (4)
                 10.5   1993 Directors' Stock Option Plan (3)
                 10.6   Employment Agreement between the company, the Bank and William L. Windisch (2)
                 10.7   1998 Group Term Replacement Plan (5)
                 10.8   1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the
                           Company and the Bank (5)
                 10.9   1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the
                           Company and the Bank (5)
                 10.10  1998 Salary Continuation Plan Agreement by and between M.A.  Mooney, the Company and the Bank
                 10.11  1998 Stock Compensation Plan (5)
                 20.1   Dividend Reinvestment Plan
                 27     Financial Data Schedule (in electronic filing only)

(b)  Reports on Form 8-K
     ---------------------------------------------------------------------------
     None
     ---------------------------------------------------------------------------
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2)  Incorporated by reference from the Registration Statement
(3) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997
(4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(5) Incorporated by refrence from an exhibit filed in Form 10-K filed with the SEC on December 29, 1998.
(6) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          FIDELITY BANCORP, INC.



Date:  February 9, 2000                   By:    /s/ William L. Windisch
                                                 -------------------------------
                                                 William L. Windisch
                                                 President and Chief Executive
Officer


Date:  February 9, 2000                   By:    /s/ Richard G. Spencer
                                                 -------------------------------
                                                 Richard G. Spencer
                                                 Executive Vice President and
                                                 Chief Financial Officer