Form 10-Q
period 2000-03-31
FIDELITY BANCORP INC
filed 2000-05-12
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000
                                        --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                     to
                                         ------------------      ---------------

                         Commission file number 0-22288
                                                --------
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

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,900,248 shares, par value
                                                     ---------------------------
$0.01, at April 30, 2000
------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                     Index

Part I - Financial Information                                                                                               Page
------------------------------                                                                                               ----

Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of September 30, 1999 and March 31, 2000                       1

               Consolidated Statements of Income for the Three and Six Months Ended  March 31, 1999 and 2000                    2

               Consolidated Statements of Cash Flows for the Six Months Ended March 31, 1999 and 2000                         3-4

               Consolidated  Statements of Changes in Stockholders' Equity for the Six Months Ended March 31, 1999 and          5
               2000

               Notes to Consolidated Financial Statements                                                                       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                            9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                                      16


Part II-       Other Information
--------       -----------------

Item l.        Legal Proceedings                                                                                               17

Item 2.        Changes in Securities                                                                                           17

Item 3.        Defaults Upon Senior Securities                                                                                 17

Item 4.        Submission of Matters to a Vote of Security Holders                                                             17

Item 5.        Other Information                                                                                               17

Item 6.        Exhibits and Reports on Form 8-K                                                                             17-18

Signatures                                                                                                                     19

Part I - Financial Information
Item 1 - Financial Statements
                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                       (in thousands except share data)

                                                                 March 31,          September 30,
              Assets                                              2000                  1999
              ------                                            -----------         ------------
Cash and amounts due from
   depository institutions                                         $6,086              $4,304
Interest-earning demand deposits with
other institutions                                                    794                 364
Investment securities held-to-maturity                              6,836               3,625
Investment securities available-for-sale                           83,281              77,737
Loans receivable, net  (Notes 5 and 6)                            297,454             275,958
Mortgage-backed securities held-to-maturity                        13,973              13,400
Mortgage-backed securities available-for-sale                      76,438              82,850
Real estate owned, net                                                324                 107
Federal Home Loan Bank stock - at cost                              9,638               8,795
Accrued interest receivable, net                                    2,972               2,886
Office premises and equipment, net                                  4,636               4,700
Deferred tax asset                                                  3,728               3,155
Prepaid expenses and other assets                                   4,991               4,662
                                                               ----------          ----------
       Total Assets                                            $  511,151          $  482,543
                                                               ==========          ===========
         Liabilities and Net worth
         -------------------------
Liabilities:
   Savings and time deposits                                     $276,493            $269,118
   Federal Home Loan Bank advances                                188,724             170,600
   Reverse repurchase agreements and other
      borrowings                                                    3,954               3,041
   Advance deposits by borrowers for
      taxes and insurance                                           2,857               1,298
   Accrued interest on savings and other deposits                   1,194               1,153
   Accrued income taxes payable                                       428                 199
   Other accrued expenses and liabilities                           1,240                 838
   Guaranteed preferred beneficial interest in
       Company's debentures                                        10,250              10,250
                                                               ----------          ----------
       Total Liabilities                                       $  485,140             456,497
                                                               ----------          ----------

Stockholders' equity (Notes 3 and 4):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,000,945
      and 1,989,883 shares issued, respectively                        20                  20
   Treasury stock, at cost - 106,575 and  55,575 shares            (1,680)               (953)
   Additional paid-in capital                                      14,413              14,305
   Retained earnings - substantially restricted                    18,432              16,736
   Accumulated other comprehensive income (loss), net
      of tax                                                       (5,174)             (4,062)
                                                               ----------          ----------
       Total Stockholders' Equity                                  26,011              26,046
                                                               ----------          ----------
       Total Liabilities and Stockholders' Equity              $  511,151           $ 482,543
                                                               ==========          ==========

See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                   Three Months Ended          Six Months Ended
                                                         March 31,                  March 31,
                                                         ---------                  ---------
                                                   2000          1999        2000            1999
                                                   ----          ----        ----            ----
Interest income:
   Loans                                          $5,665        $4,612      $11,197         $9,291
   Mortgage-backed securities                      1,536         1,709        3,084          3,350
   Investment securities                           1,528         1,123        2,892          2,186
   Deposits with other institutions                    7             7           17             20
                                                --------      --------     --------      ---------
      Total interest income                        8,736         7,451       17,190         14,847
                                                --------      --------     --------      ---------
Interest expense:
   Savings deposits                                2,644         2,621        5,187          5,449
   Guaranteed preferred beneficial interest
      in subordinated debt                           256           256          512            512
   Borrowed funds                                  2,768         1,751        5,202          3,293
                                                --------      --------     --------      ---------
    Total interest expense                         5,668         4,628       10,901          9,254
                                                --------      --------     --------      ---------
Net interest income before provision
   for loan losses                                 3,068         2,823        6,289          5,593
Provision for loan losses                            120           100          240            205
                                                --------      --------     --------      ---------
Net interest income after provision
   for loan losses                                 2,948         2,723        6,049          5,388
                                                --------      --------     --------      ---------
Other income:
  Loan service charges and fees                       39            28           98             73
  Gain (loss) on sale of investment
      and mortgage-backed securities, net             86            74           84             74
  Gain (loss) on sale of loans                         3             1            5              5
  Deposit service charges and fees                   154           121          325            247
  Other operating income                             201           194          403            344
                                                --------      --------     --------      ---------
     Total other income                              483           418          915            743
                                                --------      --------     --------      ---------
Operating expenses:
   Compensation and employee benefits              1,200         1,183        2,431          2,375
   Occupancy and equipment expense                   174           209          344            419
   Depreciation and amortization                     146           149          287            295
   Federal insurance premiums                         14            40           54             78
  (Gain) loss on real estate owned, net                3             6           24            (39)
   Other operating expenses                          492           484          938            929
                                                --------      --------     --------      ---------
      Total operating expenses                     2,029         2,071        4,078          4,057
                                                --------      --------     --------      ---------
Income before income tax provision                 1,402         1,070        2,886          2,074

Income tax provision                                 389           286          808            587
                                                --------      --------     --------      ---------
Net income                                      $  1,013      $    784     $  2,078      $   1,487
                                                ========      ========     ========      =========
Basic earnings per common share (Note 3)        $   0.54      $   0.40     $   1.09      $    0.75
                                                ========      ========     ========      =========
Diluted earnings per common share (Note 3)      $   0.53      $   0.39     $   1.08      $    0.73
                                                ========      ========     ========      =========
Dividends per common share                      $   0.10      $   0.09     $   0.20      $    0.18
                                                ========      ========     ========      =========

See accompanying notes to financial statements.
                                       -2-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                            Six Months Ended March 31,
                                                                            --------------------------
                                                                               2000          1999
                                                                               ----          ----
Operating Activities:
--------------------
     Net income                                                              $ 2,078      $ 1,487
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                               240          205
         (Gain) loss on real estate owned                                         24          (39)
         Depreciation of premises and equipment                                  287          295
         Deferred loan fee amortization                                          (82)        (158)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                 97          196
         Net (gain) loss on sale of investment securities                        (84)        (127)
         Net (gain) loss on sale of mortgage-backed securities                     -           53
         Net (gain) loss  on sale of loans                                        (5)          (5)
         Origination of loans held-for-sale                                        -         (477)
         Proceeds from sale of loans held-for-sale                                 -          479
         (Increase) decrease in interest receivable                              (86)         (94)
         Increase (decrease) in accrued income taxes                             229         (171)
         Increase (decrease) in interest payable                                  41          (56)
         Other changes, net                                                     (167)         555
                                                                            --------     --------

        Net cash provided (used) by operating activities                       2,572        2,143
                                                                            --------     --------
Investing Activities:
--------------------
     Proceeds from sales of investment securities available-for-sale           2,223        1,558
     Proceeds from maturities and principal repayments of
        Investment securities available-for-sale                               1,002        9,008
     Purchases of investment securities available-for-sale                    (9,282)     (26,375)
     Proceeds from sales of mortgage-backed securities available-for-sale          -        3,171
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                   5,253       15,342
     Purchases of mortgage-backed securities available-for-sale                    -      (33,515)
     Proceeds from maturities and principal repayments of investment
        securities held-to-maturity                                                -        5,000
     Purchases of investment securities held-to-maturity                      (3,211)      (2,004)
     Purchases of mortgage-backed securities held-to-maturity                 (1,974)           -
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                             1,375        4,201
     Net (increase) decrease in loans                                        (22,347)     (21,738)
     Proceeds from sale of other loans                                           698          251
     Additions to office premises and equipment                                 (223)        (746)
  Net purchases of FHLB Stock                                                   (843)      (2,307)
                                                                            --------     --------

  Net cash provided (used) by investing activities                           (27,329)     (48,154)
                                                                            --------     --------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
                                 (in thousands)

                                                            Six Months Ended March 31,
                                                               2000         1999
                                                               ----         ----
Financing Activities:
--------------------

Net increase (decrease) in savings and time deposits          7,375        2,838

Increase (decrease) in reverse repurchase agreements and
  other borrowings                                              912          724

Net increase (decrease) in FHLB advances                     18,124       45,300

Increase in advance payments by borrowers for
  taxes and insurance                                         1,559        1,239

Cash dividends paid                                            (382)        (357)

Stock options exercised                                          65           52

Proceeds from sale of stock                                      43           28

Purchase of treasury stock                                     (727)         (89)
                                                           --------     --------


Net cash provided (used) by financing activities             26,969       49,735
                                                           --------     --------


Increase (decrease) in cash and cash equivalents              2,212        3,724


Cash and cash equivalents at beginning of period              4,668        3,152
                                                           --------     --------


Cash and cash equivalents at end of period                 $  6,880     $  6,876
                                                           ========     ========


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:

  Interest on deposits and other borrowings                $ 10,861     $  9,195

  Income taxes                                             $    579     $    750

Transfer of loans to real estate owned                     $    330     $      -
                                                           --------     --------

See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                 (in thousands)

                                                                                 Accumulated
                                                                                    Other
                                               Additional                       Comprehensive
                                      Common    Paid-in     Treasury  Retained  Income (Loss)
                                       Stock    Capital      Stock    Earnings    Net of Tax   Total
=======================================================================================================

Balance at September 30, 1998         $    20   $ 14,168    $     0     $ 14,106  $   727   $ 29,021
Comprehensive income:
     Net income                                                            1,487               1,487
     Other comprehensive loss,
       net of tax of ($440)                                                          (854)      (854)
                                      -------   --------    -------     --------  -------   --------
Total comprehensive income (loss)           -          -          -        1,487     (854)       633


Cash dividends paid                                                         (357)               (357)
Treasury stock purchased -
   5,000 shares                                                 (89)                             (89)
 Sale of stock through Dividend
    Reinvestment Plan                                 28                                          28

 Stock options exercised                              52                                          52
                                      -------   --------    -------     --------  -------   --------
Balance at March 31, 1999             $    20   $ 14,248    $   (89)    $ 15,236  $  (127)  $ 29,288
                                      =======   ========    =======     ========  =======   ========


Balance at September 30, 1999         $    20   $ 14,305    $  (953)    $ 16,736  $(4,062)  $ 26,046

Comprehensive income:
     Net income                                                            2,078               2,078
     Other comprehensive loss,
       net of tax of ($572)                                                        (1,112)    (1,112)
                                      -------   --------    -------     --------  -------   --------
Total comprehensive income (loss)           -          -          -        2,078   (1,112)       966

    Cash dividends paid                                                     (382)               (382)

    Treasury stock purchased -
       51,000 shares                                           (727)                            (727)

    Sale of stock through Dividend
       Reinvestment Plan                              43                                          43

  Stock options exercised                             65                                          65
                                      -------   --------    -------     --------  -------   --------
Balance at March 31, 2000             $    20    $14,413    $(1,680)    $ 18,432  $(5,174)  $ 26,011
                                      =======   ========   ========     ========  =======   ========

                                       -5-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                      September 30, 1999 and March 31, 2000

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1999. The results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or any other period.

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

                                                        Three Months Ended          Six Months Ended
                                                             March 31,                  March 31
                                                        2000          1999          2000       1999
                                                       ---------------------       -----------------
Numerator:
Net Income                                             $1,013        $  784        $2,078     $1,487
                                                       ------        ------        ------     ------
  Numerator for basic and diluted
  earnings per share                                   $1,013        $  784        $2,078     $1,487
                                                       ------        ------        ------     ------
Denominator:
  Denominator for basic earnings per                    1,893         1,983         1,907      1,981
  share - weighted average shares
Effect of dilutive securities:
  Employee stock options                                   16            47            20         47
                                                       ------        ------        ------     ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                        1,909         2,030         1,927      2,028
                                                       ------        ------        ------     ------
Basic earnings per share                                $ .54         $ .40        $ 1.09     $  .75
                                                       ------        ------        ------     ------
Diluted earnings per share                              $ .53         $ .39        $ 1.08     $  .73
                                                       ------        ------        ------     ------


(4) Securities
    ----------
The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as other comprehensive income in stockholders' equity. Unrealized losses of $5.2 million, net of tax, on investments classified as available-for-sale are recorded at March 31, 2000.

(5) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                    March 31  September 30,
                                                      2000          1999
                                                   ---------- -----------
        First  mortgage loans:
                       Conventional:
                           1-4 family dwellings     $179,232    $156,112
                           Multi-family dwellings      4,025       4,007
                       Commercial                     25,943      26,513
                       Construction                   14,186      22,689
                                                    --------    --------
                                                     223,386     209,321
                                                    --------    --------
        Less:
                       Loans in process              (10,378)    (14,696)
                       Unearned discounts and fees    (1,512)     (1,453)
                                                    --------    --------
                                                     211,496     193,172
                                                    --------    --------
        Installment Loans:
                       Home equity                    52,392      51,316
                       Consumer loans                  1,737       1,802
                       Credit cards                    2,958       2,859
                       Other                           1,765       1,892
                                                    --------    --------
                                                      58,852      57,869
                                                    --------    --------
        Commercial business loans and leases:
                       Commercial business loans      24,025      22,072
                       Commercial leases               5,648       5,322
                                                    --------    --------
                                                      29,673      27,394
                                                    --------    --------

        Less:  Allowance for loan losses              (2,567)     (2,477)
                                                    --------    --------

                       Loans receivable, net        $297,454    $275,958
                                                    --------    --------

(6) Changes in the allowance for loan losses for the six months ended March 31, 2000 and 1999 are as follows (dollar amounts in thousands):

                                                      2000         1999
                                                    --------      ------
        Balance at beginning of the fiscal year     $  2,477      $2,243
        Provision for loan losses                        240         205
        Charge-offs                                     (171)       (113)
        Recoveries                                        21           2
                                                    --------    --------
        Balance at March 31,                          $2,567      $2,337
                                                    --------    --------

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

At March 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $104,000. Included in this amount is $104,000 of impaired loans for which the related allowance for loan losses is $10,000, and no impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended March 31, 2000 was $171,000. For the six months ended March 31, 2000, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.

(7) Comprehensive Income
    --------------------
The Company follows SFAS No. 130, "Reporting Comprehensive Income" which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the six months ended March 31, 2000 and 1999, the Company's total comprehensive income was $966,000 and $633,000, respectively. Total comprehensive income is comprised of net income of $2.078 million and $1.487 million and other comprehensive loss of ($1.112 million) and ($854,000), net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available-for-sale.

(8)  Acquisition
     -----------
On February 18, 2000, the Company announced the signing of a Definitive Agreement and Plan of Merger whereby Fidelity Bancorp, Inc. will acquire all the outstanding common stock of Pennwood Bancorp, Inc. ("Pennwood") for $13.10 per share in cash or approximately $7.5 million. The acquisition is subject to several contingencies, including approval by the stockholders of Pennwood and receipt of regulatory approval, and is expected to be effective in the fourth quarter of the Company's fiscal year. Subsequently, on May 9, 2000,Fidelity Bank signed a definitive agreement to sell the real property, furniture, fixtures and equipment and to transfer the related deposits of the two branch offices of Pennwood located in Kittanning, Pennsylvania to The Farmers National Bank of Kittanning. The sale is contingent on the consummation of the Company's acquisition of Pennwood and receipt of regulatory approval.

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

On February 18, 2000, the Company announced the signing of a Definitive Agreement and Plan of Merger whereby Fidelity Bancorp, Inc. will acquire all the outstanding common stock of Pennwood Bancorp, Inc. for $13.10 per share in cash or approximately $7.5 million. The acquisition is subject to several contingencies, including approval by the stockholders of Pennwood and receipt of regulatory approval, and is expected to be effective in the fourth quarter of the Company's fiscal year. Subsequently, on May 9, 2000, Fidelity Bank signed a definitive agreement to sell the real property, furniture, fixtures and equipment and to transfer the related deposits of the two branch offices of Pennwood located in Kittanning, Pennsylvania to The Farmers National Bank of Kittanning. The sale is contingent on the consummation of the Company's acquisition of Pennwood and receipt of regulatory approval.

Comparison of Financial Condition at September 30, 1999 and March 31, 2000
--------------------------------------------------------------------------
Total assets of the Company increased $28.6 million or 5.9% to $511.2 million at March 31, 2000 from $482.5 million at September 30, 1999. Significant changes in individual categories were increases in loans receivable of $21.5 million, investment securities available-for-sale of $5.5 million, investment securities held-to-maturity of $3.2 million and a decrease in mortgage-backed securities available-for-sale of $6.4 million.

Total liabilities of the Bank increased by $28.6 million or 6.3% to $485.1 million at March 31, 2000 from $456.5 million at September 30, 1999. The increase primarily reflects a $18.1 million increase in Federal Home Loan Bank advances and a $7.4 million increase in savings and time deposits.

Stockholders' equity decreased $35,000 or .1% to $26.0 million at March 31, 2000, compared to September 30, 1999. This result reflects net income for the six month period ended March 31, 2000 of $2.078 million, stock options exercised of $65,000 and stock issued under the Dividend Reinvestment Plan of $43,000. Offsetting these increases were common stock cash dividends paid of $382,000, an increase accumulated other comprehensive loss, net of tax, on securities available-for-sale of $1.1 million, and the purchase of treasury stock at cost for $727,000.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented. (Dollar amounts in thousands):

                                                        March 31,  September 30,
                                                          2000         1999
                                                        --------   ------------

    Non-accural residential real estate loans
        (one-to-four family)                             $ 60          $  250

    Non-accrual construction, multi family
        residential and commercial real estate loans      188           1,362

    Non-accural installment and commercial
        business loans                                    671             773
                                                       ------          ------

    Total non-performing loans                           $919          $2,385
                                                       ======          ======

    Total non-performing loans as a percent of
        net loans receivable                              .31%            .86%
                                                       ======          ======

    Total real estate owned, net of related
        reserves                                       $  324          $  107
                                                       ======          ======

    Total non-performing loans and real estate
        owned as a percent of total assets                .24%            .52%
                                                       ======          ======


Included in non-performing loans at March 31, 2000 are two single-family residential real estate loans totaling $60,000, two commercial real estate loans totaling $188,000, 18 installment loans totaling $200,000, two commercial business loans totaling $462,000 and two commercial business leases totaling $9,000.

At March 31, 2000, the Bank had an allowance for loan losses of $2.6 million or .86% of net loans receivable, as compared to an allowance of $2.5 million or .90% of net loans receivable at September 30, 1999. The allowance for loan losses equals 279.3% of non-performing loans at March 31, 2000.

Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 2000 is appropriate. See also "Provision for Loan Losses."

Real estate owned at March 31, 2000, consists of one single-family residential property located in Pittsburgh, Pennsylvania totaling $170,000 and one commercial building located in Pittsburgh, Pennsylvania totaling $154,000. The commercial building is currently under agreement for sale and management believes that the carrying value of the properties at March 31, 2000 approximates the fair value less costs to sell. However, while management uses the best information available to make such determinations, future adjustments may become necessary.

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Six Months Ended March 31, 2000 and 1999
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended March 31, 2000 was $1.013 million compared to $784,000 for the same period in 1999, an increase of $229,000 or 29.2%. The increase reflects an increase in net interest income of $245,000 or 8.7%, an increase in other income of $65,000 or 15.6%, and a decrease in other operating expenses of $42,000 or 2.0%. Partially offsetting these factors was an increase in the provision for loan losses of $20,000 or 20.0% and an increase in the provision for income taxes of $103,000 or 36.0%.

Net income for the six months ended March 31, 2000 was $2.078 million compared to $1.487 million for the same period in 1999, an increase of $591,000 or 39.7%. The increase reflects an increase in net interest income of $696,000 or 12.4% and an increase in other income of $172,000 or 23.1%. Partially offsetting these factors was an increase in the provision for loan losses of $35,000 or 17.1%, an increase in other operating expenses of $21,000 or .5% and an increase in the provision for income taxes of $221,000 or 37.6%.

Interest Rate Spread
--------------------
The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.46% in the three months ended March 31, 2000 from 2.59% in the same period in 1999. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                         Three Months Ended
                                                              March 31,
                                                           2000      1999
                                                           ----      ----
        Average yield on:
          Mortgage loans                                   7.45%     7.55%
          Mortgage-backed securities                       6.71      6.09
          Installment loans                                8.11      8.09
          Commercial business loans                        8.87      8.77
          Interest -earning deposits with other
          institutions, investment securities, and
          FHLB stock (1)                                   7.27      6.57
                                                           ----      ----
          Total interest-earning assets                    7.44      7.12
                                                           ----      ----

        Average rates paid on:
          Savings deposits                                 3.91      3.96
          Borrowed funds                                   6.50      5.58
                                                           ----      ----
          Total interest-bearing liabilities               4.98      4.53
                                                           ----      ----

        Average interest rate spread                       2.46%     2.59%
                                                          =====     =====

        Net yield on interest-earning assets               2.73%     2.81%
                                                          =====     =====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's tax-equivalent interest rate spread decreased to 2.65% in the six months ended March 31, 2000 from 2.66% in the same period in fiscal 1999. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.
                                                      Six Months Ended March 31,
                                                          2000       1999
                                                          ----       ----
        Average yield on:
          Mortgage loans                                  7.53%        7.80%
          Mortgage-backed securities                      6.61         6.09
          Installment loans                               8.11         8.22
          Commercial business loans                       8.97         9.05
          Interest -earning deposits with other
          institutions, investment securities, and
          FHLB stock (1)                                  7.05         6.69
                                                          ----         ----
          Total interest-earning assets                   7.41         7.27
                                                          ----         ----

        Average rates paid on:
          Savings deposits                                3.84         4.09
          Borrowed funds                                  6.06         5.64
                                                          ----         ----
          Total interest-bearing liabilities              4.76         4.61
                                                          ----         ----

        Average interest rate spread                      2.65%        2.66%
                                                         =====        =====

        Net yield on interest-earning assets              2.83%        2.85%
                                                         =====        =====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------
Interest on loans increased $1.1 million or 22.8% to $5.7 million for the three months ended March 31, 2000, compared to the same period in 1999. The increase reflects an increase in the average loan balance outstanding during 2000, partially offset by a decrease in the yield earned on the loan portfolio. Interest on loans increased $1.9 million or 20.5% to $11.2 for the six months ended March 31, 2000, compared to the same period in fiscal 1999. The increase is attributable to an increase in the average loan balance outstanding during the 2000 period, partially offset by a decrease in the yield earned on these assets in the fiscal 2000 period as compared to the same period in fiscal 1999. The increase in the average balance of the loan portfolio in the fiscal 2000 periods reflects management's continued strategy of emphasizing and increasing loans. The lower yield earned on the portfolio reflects the lower long term interest rate environment that existed for much of fiscal 1999, as new loans originated were at lower rates and more existing borrowers refinanced into lower rate loans. While interest rates have risen in fiscal 2000, the effect of loans originated at these higher rates has not been significant as yet.

Interest on mortgage-backed securities decreased $173,000 or 10.1% to $1.5 million and $266,000 or 7.9% to $3.1 million for the three and six months ended March 31, 2000, respectively, as compared to the same periods in 1999. The decrease for both the three and six month periods ended March 31, 2000, reflects a decrease in the average balance of mortgage-backed securities owned in the fiscal 2000 periods, partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities increased $405,000 or 35.8% to $1.5 million and $703,000 or 31.9% to $2.9 million for the three and six month periods ended March 31, 2000, as compared to the same period in 1999. The increase for both the three and six month periods ended March 31, 2000, reflects both an increase in the average balance in the portfolio and an increase in the yield earned on these investments.

Interest Expense
----------------
Interest on savings and time deposits increased $23,000 or .8% to $2.6 million and decreased $262,000 or 4.8% to $5.2 million for the three and six month periods ended March 31, 2000, respectively, as compared to the same periods in fiscal 1999. The increase for the three month period in fiscal 2000 as compared to fiscal 1999 reflects an increase in the average balance of savings deposits, partially offset by a decrease in the average cost of deposits. The decrease for the six month period in fiscal 2000 reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of savings deposits in the fiscal 2000 period.

Interest on borrowed funds increased $1.0 million or 58.2% to $2.8 million and $1.9 million or 58.0% to $5.2 million for the three and six month periods ended March 31, 2000, respectively, as compared to the same periods in fiscal 1999. The increases for both periods in fiscal 2000 as compared to fiscal 1999 reflect an increase in the Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements outstanding during the fiscal 2000 periods, as well as an increase in the cost of those borrowings. The Bank continues to rely on these wholesale funding sources in fiscal 2000 as an additional way to fund growth.

Interest on guaranteed preferred beneficial interest in subordinated debt was $256,000 and $512,000 for the three and six month periods ended March 31, 2000 and 1999. The Preferred Securities were issued in May 1997.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------
The Bank's net interest income before provision for loan losses increased $245,000 or 8.7% to $3.1 million, and $696,000 or 12.4% to $6.3 million for the three and six month periods ended March 31, 2000, respectively, as compared to the same periods in fiscal 1999. The increase for both periods is primarily attributable to an increase in net interest-earning assets, partially offset by a decreased interest rate spread.

Provision for Loan Losses
-------------------------
The provision for loan losses increased $20,000 or 20.0% to $120,000 and $35,000 or 17.1% to $240,000 for the three and six month periods ended March 31, 2000, respectively, as compared to the same periods in fiscal 1999. The provision for both years reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. Based on this evaluation, the allowance for loan losses has increased from $2.3 million at March 31, 1999 to $2.6 million at March 31, 2000. Loan charge-offs, net of recoveries, were $150,000 and $111,000 for the six months ended March 31, 2000 and 1999, respectively.

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

Other Income
------------
Total non-interest or other income increased $65,000 or 15.6% to $483,000 and $172,000 or 23.1% to $915,000 for the three and six month periods ended March 31, 2000, respectively, as compared to the same periods in fiscal 1999.

Loan service charges and fees, which includes late charges on loans, fees for loans serviced for others, and other miscellaneous loan fees, increased $11,000 or 39.3% to $39,000 and $25,000 or 34.2% to $98,000 for the three and six month periods ended March 31, 2000, respectively, as compared to the same periods in the prior fiscal year. The increase for both periods is primarily attributable to an increase in late charges on loans and the collection of title insurance fees on mortgages originated, partially offset by a decrease in loan servicing fee income. The Bank became licensed to collect title insurance fees in late fiscal 1999.

Gain on the sale of investment and mortgage-backed securities was $86,000 for the three month period ended March 31, 2000, as compared to a gain of $74,000 in the same period in 1999. For the six month period ended March 31, 2000, a gain of $84,000 was recorded, as compared to a gain of $74,000 for the same period in fiscal 1999. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Deposit service charges and fees increased $33,000 or 27.3% to $154,000 and $78,000 or 31.6% to $325,000 for the three and six month periods ended March 31, 2000, respectively, as compared to the same periods in fiscal 1999. The increase for both periods in fiscal 2000 primarily reflects the Bank's increased service charge structure for deposit accounts.

Other operating income includes miscellaneous sources of income which consist primarily of automated teller machine fees, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Other operating income increased $7,000 or 3.6% to $201,000 and increased $59,000 or 17.2% to $403,000 for the three and six month periods ended March 31, 2000, as compared to the same periods in fiscal 1999. The increase for both the three and six month periods is primarily due to increased automated teller machine fees and fees earned from a program, introduced in July 1998, to sell non-insured investment products such as mutual funds and annuities to both Bank and non-bank customers.

Other Expenses
--------------
Total operating expenses decreased $42,000 or 2.0% to $2.0 million and increased $21,000 or .5% to $4.1 million for the three and six month periods ended March 31, 2000, respectively, as compared to the same period in fiscal 1999.

Office occupancy and equipment expense decreased $35,000 or 16.7% to $174,000 and $75,000 or 17.9% to $344,000 for the three and six month periods ended March 31, 2000, respectively, compared to the same periods in fiscal 1999. In both the three and six month periods, the decreases partially reflect a decrease in rent expense, resulting from the Bank purchasing the previously leased Strip District branch, as well as a decrease in equipment maintenance costs.

Federal deposit insurance premiums decreased $26,000 or 65.0% to $14,000 and $24,000 or 30.8% to $54,000 for the three and six month periods ended March 31, 2000, respectively, compared to the same periods in fiscal 1999. The insurance payments reflect the average level of savings and time deposits outstanding and the decreased premium assessed by the FDIC effective January 1, 2000.

Net loss on real estate owned was $3,000 for the three months ended March 31, 2000, as compared to a net loss of $6,000 in the comparable period in fiscal 1999. Net loss on real estate owned was $24,000 for the six month period ended March 31, 2000, compared to a net gain of $39,000 in the prior year period. Results for the periods reflect the sale or write-down to fair value less estimated costs to sell of property held as real estate owned. At March 31, 2000, the Bank had one single family property and one commercial property classified as real estate owned.

Other operating expenses, which consists of check processing costs, consulting fees, legal and audit fees, advertising, bank charges and other administrative expenses, increased $8,000 or 1.7% to $492,000 and $9,000 or 1.0% to $938,000
for the three and six month periods ended March 31, 2000, respectively, as compared to the same periods in fiscal 1999. Significant variations between both the three and six month periods in fiscal 2000, as compared to fiscal 1999, include increases in bank service charges, legal fees, and losses resulting from a customer's fraudulent use of a deposit account, partially offset by a decrease in stationary and supplies expense, telephone expenses and consulting fees.

Income Taxes
------------
Income  taxes  increased  $103,000 or 36.0% to $389,000 and $221,000 or 37.6% to
$808,000 for the three and six month periods ended March 31, 2000, respectively, compared to the same periods in fiscal 1999. The increase in taxes for both the three and six month periods ended March 31, 2000, as compared to the same periods in the prior year, primarily results from an increase in taxable income.

Capital Requirements
--------------------
The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2000, the Company had Tier 1 capital as a percentage of risk-weighted assets of 14.15% and total risk-based capital as a percentage of risk-weighted assets of 15.04%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2000, the Company had a Leverage Ratio of 8.27%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2000, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.88% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2000, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.45%.

Liquidity
---------
The Bank's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2000, the total of approved loan commitments amounted to $3.4 million. In addition, the Bank had $10.4 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $89.0 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Bank.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of September 30, 1999 (in the Company's Form 10-K) to March 31, 2000.

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

               None

Item 3.   Defaults Upon Senior Securities

               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

               On February 8, 2000, the Company held its annual meeting of stockholders and the following items were presented:

               Election of Director Joanne Ross Wilder for a term of three years ending in 2003 and William L. Windisch for a term of two years ending in 2002. Ms. Wilder received 1,430,422 votes in favor and 131,684 votes withheld. Mr. Windisch received 1,433,268 votes in favor and 128,838 withheld.

               Ratification of the appointment of KPMG LLP as the Company's auditors for the 2000 fiscal year. KPMG LLP was ratified as the Company's auditors with 1,543,566 votes for, 5,193 votes against, and 13,347 abstentions.

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following exhibits are filed as part of this Report.
          2.   Agreement and Plan of Reorganization (1)
          3.1  Articles of Incorporation (1)
          3.2  Bylaws (1)
          4.   Common Stock Certificate (1)
          10.1 Employee Stock Ownership Plan, as amended (1)
          10.2 1988 Employee Stock Compensation Program (1)
          10.3 1993 Employee Stock Compensation Program (2)
          10.4 1997 Employee Stock Compensation Program (3)

          10.5   1993 Directors' Stock Option Plan (2)
          10.6   Employment Agreement between the Company, the Bank and William
                 L. Windisch (1)
          10.7   1998 Group Term Replacement Plan (4)
          10.8   1998 Salary  Continuation  Plan  Agreement  by and  between
                 W.L. Windisch, the Company and the Bank (4)
          10.9   1998 Salary  Continuation  Plan  Agreement  by and  between
                 R.G. Spencer, the Company and the Bank (4)
          10.10  1998 Salary  Continuation  Plan  Agreement by and  between
                 M.A. Mooney, the Company and the Bank (4)
          10.11  1998 Stock Compensation Plan (5)
          20.1   Dividend Reinvestment Plan (6)
          27     Financial Data Schedule (in electronic filing only)

(b)  Reports on Form 8-K

          The Company filed a Form 8-K dated February 18, 2000 to report the announcement of a Definitive Agreement and Plan of Merger whereby Fidelity Bancorp, Inc. will acquire all of the outstanding common stock of Pennwood Bancorp, Inc.

--------------------------------------------------------------------------------

(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997
(3) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(4) Incorporated by reference from an exhibit in Form 10-K filed with the SEC on December 29, 1998.
(5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(6)  Incorporated  by  reference  from an Exhibit in Form 10-Q on  February  14,
     2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        FIDELITY BANCORP, INC.



Date:   May 12, 2000            By:      /s/ William L. Windisch
                                         ----------------------------
                                         William L. Windisch
                                         President and Chief Executive Officer


Date:   May 12, 2000            By:      /s/ Richard G.Spencer
                                         ----------------------------
                                         Richard G. Spencer
                                         Executive Vice President and
                                         Chief Financial Officer