Form 10-Q
period 2000-06-30
FIDELITY BANCORP INC
filed 2000-07-28
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                  -------------

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
Yes  X    No
    ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,901,702 shares, par value
$0.01, at July 20, 2000                              ---------------------------
-----------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                                                                               Page
------------------------------                                                                                               ----
Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of June 30, 2000 and September 30, 1999                        1

               Consolidated Statements of Income for the Three and Nine Months Ended June 30, 1999 and 2000                     2

               Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2000 and 1999                         3-4

               Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended June 30, 2000                5

               Notes to Consolidated Financial Statements                                                                       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                            9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                                      15


Part II-       Other Information

Item l.        Legal Proceedings                                                                                               16

Item 2.        Changes in Securities                                                                                           16

Item 3.        Defaults Upon Senior Securities                                                                                 16

Item 4.        Submission of Matters to a Vote of Security Holders                                                             16

Item 5.        Other Information                                                                                               16

Item 6.        Exhibits and Reports on Form 8-K                                                                             16-17

Signatures                                                                                                                     18


Part I - Financial Information
Item 1 - Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                           June 30,    September 30,
              Assets                                          2000         1999
              ------                                          ----         ----
Cash and amounts due from
   depository institutions                                $   7,176    $   4,304
Interest-earning demand deposits with
   other institutions                                           929          364
Investment securities held-to-maturity                        9,931        3,625
Investment securities available-for-sale                     77,276       77,737
Loans receivable, net  (Notes 5 and 6)                      309,314      275,958
Mortgage-backed securities held-to-maturity                  13,254       13,400
Mortgage-backed securities available-for-sale                74,084       82,850
Real estate owned, net                                          324          107
Federal Home Loan Bank stock - at cost                       10,018        8,795
Accrued interest receivable, net                              3,113        2,886
Office premises and equipment, net                            4,582        4,700
Deferred tax asset                                            3,552        3,155
Prepaid expenses and other assets                             4,807        4,662
                                                          ---------    ---------
       Total Assets                                       $ 518,360    $ 482,543
                                                          =========    =========
         Liabilities and Net worth
Liabilities:
   Savings and time deposits                              $ 275,617    $ 269,118
   Federal Home Loan Bank advances                          193,817      170,600
   Reverse repurchase agreements and other
      borrowings                                              5,260        3,041
   Advance deposits by borrowers for
      taxes and insurance                                     3,858        1,298
   Accrued interest on savings and other deposits             1,055        1,153
   Accrued income taxes payable                                 181          199
   Other accrued expenses and liabilities                     1,102          838
   Guaranteed preferred beneficial interest in
       Company's debentures                                  10,250       10,250
                                                          ---------    ---------
       Total Liabilities                                    491,140      456,497
                                                          ---------    ---------

Stockholders' equity (Notes 3 and 4):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,008,317
      and 1,989,883 shares issued, respectively                  20           20
   Treasury stock, at cost - 106,575 and  55,575 shares      (1,680)        (953)
   Additional paid-in capital                                14,492       14,305
   Retained earnings - substantially restricted              19,220       16,736
   Accumulated other comprehensive income (loss), net
      of tax                                                 (4,832)      (4,062)
                                                          ---------    ---------
       Total Stockholders' Equity                            27,220       26,046
                                                          ---------    ---------
       Total Liabilities and Stockholders' Equity         $ 518,360    $ 482,543
                                                          =========    =========

See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                              Three Months Ended      Nine Months Ended
                                                    June 30,               June 30,
                                              -------------------    -------------------
                                                 2000       1999        2000       1999
                                              --------   --------    --------   --------
Interest income:
   Loans                                      $  5,926   $  4,862    $ 17,123   $ 14,152
   Mortgage-backed securities                    1,515      1,727       4,599      5,077
   Investment securities                         1,601      1,248       4,493      3,434
   Deposits with other institutions                  8          7          25         27
                                              --------   --------    --------   --------
      Total interest income                      9,050      7,844      26,240     22,690
                                              --------   --------    --------   --------
Interest expense:
   Savings deposits                              2,668      2,527       7,855      7,975
   Guaranteed preferred beneficial interest
      in subordinated debt                         256        263         768        775
   Borrowed funds                                3,051      2,025       8,253      5,319
                                              --------   --------    --------   --------
      Total interest expense                     5,975      4,815      16,876     14,069
                                              --------   --------    --------   --------
Net interest income before provision
   for loan losses                               3,075      3,029       9,364      8,621
Provision for loan losses                          120        155         360        360
                                              --------   --------    --------   --------
Net interest income after provision
   for loan losses                               2,955      2,874       9,004      8,261
                                              --------   --------    --------   --------
Other income:
   Loan service charges and fees                    53         34         151        106
   Gain (loss) on sale of investment
      and mortgage-backed securities, net           16         --         100         74
   Gain (loss) on sale of loans                      3          1           8          6
   Deposit service charges and fees                157        151         482        398
   Other operating income                          207        186         610        530
                                              --------   --------    --------   --------
      Total other income                           436        372       1,351      1,114
                                              --------   --------    --------   --------
Operating expenses:
   Compensation and employee benefits            1,218      1,165       3,649      3,540
   Occupancy and equipment expense                 181        216         525        635
   Depreciation and amortization                   149        139         436        434
   Federal insurance premiums                       15         40          69        118
   (Gain) loss on real estate owned, net             2         (1)         26        (40)
   Other operating expenses                        453        471       1,391      1,399
                                              --------   --------    --------   --------
      Total operating expenses                   2,018      2,030       6,096      6,086
                                              --------   --------    --------   --------

Income before income tax provision               1,373      1,216       4,259      3,289
Income tax provision                               395        334       1,203        921
                                              --------   --------    --------   --------
Net income                                    $    978   $    882    $  3,056   $  2,368
                                              ========   ========    ========   ========
Basic earnings per common share (Note 3)      $   0.52   $   0.45    $   1.60   $   1.20
                                              ========   ========    ========   ========
Diluted earnings per common share (Note 3)    $   0.51   $   0.44    $   1.59   $   1.17
                                              ========   ========    ========   ========
Dividends per common share                    $   0.10   $   0.10    $   0.30   $   0.28
                                              ========   ========    ========   ========

See accompanying notes to consolidated financial statements.
                                       -2-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------

                                 (in thousands)

                                                                         Nine Months Ended June 30,
                                                                         --------------------------
                                                                               2000        1999
                                                                             -------     -------
Operating Activities:
---------------------
     Net income                                                             $  3,056    $  2,368
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                               360         360
         (Gain) loss on real estate owned                                         26         (40)
         Depreciation of premises and equipment                                  436         434
         Deferred loan fee amortization                                         (130)       (211)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                122         276
         Net (gain) loss on sale of investment securities                       (100)       (127)
         Net (gain) loss on sale of mortgage-backed securities                    --          53
         Net (gain) loss  on sale of loans                                        (8)         (6)
         Origination of loans held-for-sale                                      (63)       (477)
         Proceeds from sale of loans held-for-sale                                63         479
         (Increase) decrease in interest receivable                             (227)       (210)
         Increase (decrease) in accrued income taxes                             (18)         (8)
         Increase (decrease) in interest payable                                 (98)        (39)
         Other changes, net                                                     (124)        933
                                                                             -------     -------
        Net cash provided (used) by operating activities                       3,295       3,785
                                                                             -------     -------
Investing Activities:
---------------------
     Proceeds from sales of investment securities available-for-sale           5,337       1,558
     Proceeds from maturities and principal repayments of
        Investment securities available-for-sale                               4,002      11,508
     Purchases of investment securities available-for-sale                    (9,310)    (34,787)
     Proceeds from sales of mortgage-backed securities available-for-sale       --         3,171
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                   8,040      21,971
     Purchases of mortgage-backed securities available-for-sale                 --       (38,532)
     Proceeds from maturities and principal repayments of investment
        Securities held-to-maturity                                             --         5,000
     Purchases of investment securities held-to-maturity                      (6,302)     (2,004)
     Purchases of mortgage-backed securities held-to-maturity                 (1,974)       --
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                             2,084       5,379
     Net (increase) decrease in loans                                        (34,573)    (38,959)
     Proceeds from sale of other loans                                           995         335
     Additions to office premises and equipment                                 (318)     (1,660)
  Net purchases of FHLB Stock                                                 (1,222)     (2,780)
                                                                             -------     -------
  Net cash provided (used) by investing activities                           (33,241)    (69,800)
                                                                             -------     -------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -------------------------------------------------
                                 (in thousands)

                                                         Nine Month Ended June 30,
                                                              2000        1999
                                                           --------    --------
Financing Activities:
---------------------
Net increase (decrease) in savings and time deposits          6,499       8,320
Increase (decrease) in reverse repurchase agreements and      2,219       1,922
  other borrowings
Net increase (decrease) in FHLB advances                     23,217      57,100
Increase in advance payments by borrowers for
  taxes and insurance                                         2,560       2,102
Cash dividends paid                                            (572)       (554)
Stock options exercised                                         127          36
Proceeds from sale of stock                                      60          77
Purchase of treasury stock                                     (727)       (511)
                                                           --------    --------
Net cash provided (used) by financing activities             33,383      68,492
                                                           --------    --------

Increase (decrease) in cash and cash equivalents              3,437       2,477

Cash and cash equivalents at beginning of period              4,668       3,152
                                                           --------    --------
Cash and cash equivalents at end of period                 $  8,105    $  5,629
                                                           ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                $ 16,975    $ 13,978
  Income taxes                                             $  1,221    $    915
                                                           --------    --------
Transfer of loans to real estate owned                     $    330    $    135
                                                           --------    --------


See accompanying notes to consolidated financial statements.

                          FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                      (in thousands)

                                                                                     Accumulated
                                                                                       Other
                                                   Additional                       Comprehensive
                                           Common   Paid-in    Treasury   Retained  Income (Loss)
                                           Stock    Capital      Stock    Earnings    Net of Tax     Total
==================================== ============= ========= ========== ===========  =========== ============

Balance at September 30, 1999               $  20  $ 14,305  $   (953)    $ 16,736   $ (4,062)      $26,046

Comprehensive income:
     Net income                                                              3,056                    3,056
     Other comprehensive loss,
       net of tax of ($396)                                                              (770)         (770)
                                            -----   -------   -------     --------    -------       -------
Total comprehensive income (loss)              --       --         --        3,056       (770)        2,286

    Cash dividends paid                                                       (572)                    (572)

    Treasury stock purchased -
       51,000 shares                                             (727)                                 (727)

    Sale of stock through Dividend
       Reinvestment Plan                                 60                                              60

  Stock options exercised                               127                                             127
                                            -----   -------   -------     --------    -------       -------
Balance at June 30, 2000                    $  20   $14,492   $(1,680)    $ 19,220    $(4,832)      $27,220
                                            =====   =======   =======     ========    ========      =======

                                       -5-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                      September 30, 1999 and June 30, 2000

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 1999. The results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or any other future period.

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

                                                 Three Months Ended June 30,             Nine Months Ended June 30,
                                                      2000            1999                 2000                 1999
                                                 --------------------------            ------------------------------
Numerator:
Net Income                                          $  978          $  882               $3,056                $2,368
                                                     -----           -----                -----                 -----
  Numerator for basic and diluted
  earnings per share                                $  978          $  882               $3,056                $2,368
                                                     -----           -----                -----                 -----
Denominator:
  Denominator for basic earnings per
  share - weighted average shares                    1,899           1,969                1,906                 1,977
Effect of dilutive securities:
  Employee stock options                                 8              46                   16                    46
                                                     -----           -----                -----                 -----
Denominator for diluted earnings per share -
weighted average shares                              1,907           2,015                1,922                 2,023
                                                     -----           -----                -----                 -----
Basic earnings per share                            $  .52          $  .45               $ 1.60                $ 1.20
                                                     -----           -----                -----                 -----
Diluted earnings per share                          $  .51          $  .44               $ 1.59                $ 1.17
                                                     -----           -----                -----                 -----


(4) Securities
    ----------
The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as other comprehensive income in stockholders' equity. Unrealized losses of $4.8 million, net of tax, on investments classified as available-for-sale are recorded at June 30, 2000.

(5) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                                                           June 30    September 30,
                                                                                            2000           1999
                                                                                         ---------- -------------
        First  mortgage loans:
                       Conventional:
                           1-4 family dwellings                                           $185,340      $156,112
                           Multi-family dwellings                                            4,100         4,007
                       Commercial                                                           25,054        26,513
                       Construction                                                         11,167        22,689
                                                                                           -------        ------
                                                                                           225,661       209,321
                                                                                           -------       -------
        Less:
                       Loans in process                                                     (7,979)      (14,696)
                       Unearned discounts and fees                                          (1,532)       (1,453)
                                                                                           -------       -------
                                                                                           216,150       193,172
                                                                                           -------       -------
        Installment Loans:
                       Home equity                                                          55,907        51,316
                       Consumer loans                                                        1,682         1,802
                       Credit cards                                                          2,978         2,859
                       Other                                                                 1,595         1,892
                                                                                           -------       -------
                                                                                            62,162        57,869
                                                                                           -------       -------
        Commercial business loans and leases:
                       Commercial business loans                                            28,064        22,072
                       Commercial leases                                                     5,595         5,322
                                                                                           -------       -------
                                                                                            33,659        27,394
                                                                                           -------       -------

        Less:  Allowance for loan losses                                                    (2,657)       (2,477)
                                                                                           -------       -------

                       Loans receivable, net                                              $309,314      $275,958
                                                                                          --------      --------

(6) Changes in the allowance for loan losses for the nine months ended June 30, 2000 and 1999 are as follows (dollar amounts in thousands):

                                                                                              2000         1999
                                                                                              ----         ----
        Balance at beginning of the fiscal year                                             $2,477       $2,243
        Provision for loan losses                                                              360          360
        Charge-offs                                                                           (203)        (312)
        Recoveries                                                                              23           17
                                                                                            ------       ------
        Balance at June 30,                                                                 $2,657       $2,308
                                                                                            ------       ------

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

At June 30, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $104,000. Included in this amount is $104,000 of impaired loans for which the related allowance for loan losses is $10,000, and no impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended June 30, 2000 was $154,000. For the nine months ended June 30, 2000, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.

(7) Comprehensive Income
    --------------------
For the three and nine months ended June 30, 2000, the Company's total comprehensive income was $1.32 million and $2.286 million, respectively, and for the three and nine months ended June 30, 1999 the Company's total comprehensive loss was ($1.788 million) and ($1.156 million), respectively.

(8) Subsequent Events
    -----------------
On February 18, 2000, the Company announced the signing of a Definitive Agreement and Plan of Merger whereby Fidelity Bancorp, Inc. will acquire all the outstanding common stock of Pennwood Bancorp, Inc. ("Pennwood") for $13.10 per share in cash or approximately $7.5 million. Subsequently, on May 9, 2000, Fidelity Bank signed an agreement to sell the real property, furniture, fixtures and equipment and to transfer the related deposits of the two branch offices of Pennwood located in Kittanning, Pennsylvania to The Farmers National Bank of Kittanning ("Farmers"). The acquisition of Pennwood and the sale of the Kittanning branches to Farmers were completed on July 14, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of integrating newly acquired businesses, the ability to control costs and expenses, and general economic conditions. Fidelity Bancorp, Inc. (the "Company") undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

On February 18, 2000, the Company announced the signing of a Definitive Agreement and Plan of Merger whereby Fidelity Bancorp, Inc. will acquire all the outstanding common stock of Pennwood Bancorp, Inc. ("Pennwood") for $13.10 per share in cash or approximately $7.5 million. Subsequently, on May 9, 2000, Fidelity Bank signed an agreement to sell the real property, furniture, fixtures and equipment and to transfer the related deposits of the two branch offices of Pennwood located in Kittanning, Pennsylvania to The Farmers National Bank of Kittanning ("Farmers"). The acquisition of Pennwood and the sale of the Kittanning branches to Farmers were completed on July 14, 2000.

Comparison of Financial Condition at September 30, 1999 and June 30, 2000
-------------------------------------------------------------------------

Total assets of the Company increased $35.8 million or 7.4% to $518.4 million at June 30, 2000 from $482.5 million at September 30, 1999. Significant changes in individual categories were increases in loans receivable of $33.4 million, investment securities held-to-maturity of $6.3 million and a decrease in mortgage-backed securities available-for-sale of $8.8 million.

Total liabilities of the Company increased by $34.6 million or 7.6% to $491.1 million at June 30, 2000 from $456.5 million at September 30, 1999. The increase primarily reflects a $23.2 million increase in Federal Home Loan Bank advances and a $6.5 million increase in savings and time deposits.

Stockholders' equity increased $1.2 million or 4.5% to $27.2 million at June 30, 2000, compared to September 30, 1999. This result reflects net income for the nine-month period ended June 30, 2000 of $3.056 million, stock options exercised of $127,000 and stock issued under the Dividend Reinvestment Plan of $60,000. Offsetting these increases were common stock cash dividends paid of $572,000, an increase in accumulated other comprehensive loss, net of tax, on securities available-for-sale of $770,000, and the purchase of treasury stock at cost for $727,000.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented. (Dollar amounts in thousands):

                                                                                 June 30,                   September 30
                                                                                     2000                           1999
                                                                                     ----                           ----
        Non-accrual residential real estate loans
            (one-to-four family)                                                   $  289                         $  250

        Non-accrual construction, multi family
            residential and commercial real estate loans                              312                          1,362

        Non-accrual installment and commercial
            business loans                                                            467                            773
                                                                                   ------                         ------

        Total non-performing loans                                                 $1,068                         $2,385
                                                                                   ======                         ======

        Total non-performing loans as a percent of
            net loans receivable                                                      .35%                           .86%
                                                                                   ======                         ======

        Total real estate owned, net of related
            Reserves                                                               $  324                         $  107
                                                                                   ======                         ======

        Total non-performing loans and real estate
            owned as a percent of total assets                                        .27%                           .52%
                                                                                   ======                         ======


Included in non-performing loans at June 30, 2000 are four single-family residential real estate loans totaling $289,000, two commercial real estate loans totaling $312,000, 10 home equity and installment loans totaling $232,000, and three commercial business loans totaling $235,000.

At June 30, 2000, the Company had an allowance for loan losses of $2.7 million or .86% of net loans receivable, as compared to an allowance of $2.5 million or
 .90% of net loans receivable at September 30, 1999. The allowance for loan losses equals 248.8% of non-performing loans at June 30, 2000. See "Provision for Loan Losses."

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Nine Months Ended June 30, 2000 and 1999
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended June 30, 2000 was $978,000 compared to $882,000 for the same period in 1999, an increase of $96,000 or 10.9%. The increase reflects an increase in net interest income of $46,000 or 1.5%, a decrease in the provision for loan losses of $35,000 or 22.6%, an increase in other income of $64,000 or 17.2%, and a decrease in operating expenses of $12,000 or .6%. Partially offsetting these factors was an increase in the provision for income taxes of $61,000 or 18.3%.

Net income for the nine months ended June 30, 2000 was $3.1 million compared to $2.4 million for the same period in 1999, an increase of $688,000 or 29.0%. The increase reflects an increase in net interest income of $743,000 or 8.6% and an increase in other income of $237,000 or 21.3%. Partially offsetting these factors was an increase in operating expenses of $10,000 or .2% and an increase in the provision for income taxes of $282,000 or 30.6%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.57% in the three months ended June 30, 2000 from 2.75% in the same period in 1999. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                          Three Months Ended
                                                              June 30,
                                                          2000          1999
                                                          ----          ----
        Average yield on:
          Mortgage loans                                  7.42%         7.49%
          Mortgage-backed securities                      6.83          6.23
          Installment loans                               8.16          8.06
          Commercial business loans                       9.20          8.87
          Interest -earning deposits with other
          Institutions, investment securities, and
          FHLB stock (1)                                  7.30          6.76
                                                          ----          ----
          Total interest-earning assets                   7.49          7.19
                                                          ----          ----

        Average rates paid on:
          Savings deposits                                3.90          3.79
          Borrowed funds                                  6.24          5.50
                                                          ----          ----
          Total interest-bearing liabilities              4.92          4.44
                                                          ----          ----

        Average interest rate spread                      2.57%         2.75%
                                                          ====          ====

        Net yield on interest-earning assets              2.66%         2.89%
                                                          ====          ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%

The Company's tax-equivalent interest rate spread decreased to 2.69% in the nine months ended June 30, 2000 from 2.70% in the same period in fiscal 1999. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                               Nine Months
                                                              Ended June 30,
                                                          2000             1999
                                                          ----             ----
        Average yield on:
          Mortgage loans                                  7.49%            7.68%
          Mortgage-backed securities                      6.68             6.15
          Installment loans                               8.12             8.14
          Commercial business loans                       9.03             9.05
          Interest -earning deposits with other
          Institutions, investment securities, and
          FHLB stock (1)                                  7.15             6.72
                                                          ----             ----
          Total interest-earning assets                   7.44             7.25
                                                          ----             ----

        Average rates paid on:
          Savings deposits                                3.86             3.98
          Borrowed funds                                  5.96             5.59
                                                          ----             ----
          Total interest-bearing liabilities              4.75             4.55
                                                          ----             ----

        Average interest rate spread                      2.69%            2.70%
                                                          ====             ====

        Net yield on interest-earning assets              2.77%            2.86%
                                                          ====             ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%


Interest Income
---------------

Interest on loans increased $1.1 million or 21.9% to $5.9 million for the three months ended June 30, 2000, compared to the same period in 1999. The increase reflects an increase in the average loan balance outstanding during 2000, partially offset by a decrease in the yield earned on the loan portfolio. Interest on loans increased $3.0 million or 21.0% to $17.1 for the nine months ended June 30, 2000, compared to the same period in fiscal 1999. The increase is attributable to an increase in the average loan balance outstanding during the 2000 period, partially offset by a decrease in the yield earned on these assets in the fiscal 2000 period as compared to the same period in fiscal 1999. The increase in the average balance of the loan portfolio in the fiscal 2000 periods reflects management's continued strategy of emphasizing and increasing loans. The lower yield earned on the portfolio reflects the lower long term interest rate environment that existed for much of fiscal 1999, as new loans originated were at lower rates and more existing borrowers refinanced into lower rate loans. While interest rates have risen in fiscal 2000, the effect of loans originated at these higher rates has not been significant as yet.

Interest on mortgage-backed securities decreased $212,000 or 12.3% to $1.5 million and $478,000 or 9.4% to $4.6 million for the three and nine months ended June 30, 2000, respectively, as compared to the same periods in 1999. The decrease for both the three and nine month periods ended June 30, 2000, reflects a decrease in the average balance of mortgage-backed securities owned in the fiscal 2000 periods, partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities increased $354,000 or 28.2% to $1.6 million and $1.1 million or 30.5% to $4.5 million for the three and nine month periods ended June 30, 2000, as compared to the same period in 1999. The increase for both the three and nine month periods ended June 30, 2000, reflects both an increase in the average balance in the portfolio and an increase in the yield earned on these investments.

Interest Expense
----------------

Interest on savings and time deposits increased $141,000 or 5.6% to $2.7 million and decreased $120,000 or 1.5% to $7.9 million for the three and nine month periods ended June 30, 2000, respectively, as compared to the same periods in fiscal 1999. The increase for the three month period in fiscal 2000 as compared to fiscal 1999 reflects an increase in the average balance of savings deposits, as well as an increase in the average cost of deposits. The decrease for the nine month period in fiscal 2000 reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of savings deposits in the fiscal 2000 period.

Interest on borrowed funds increased $1.0 million or 50.6% to $3.1 million and $2.9 million or 55.2% to $8.3 million for the three and nine month periods ended June 30, 2000, respectively, as compared to the same periods in fiscal 1999. The increases for both periods in fiscal 2000 as compared to fiscal 1999 reflect an increase in the Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements outstanding during the fiscal 2000 periods, as well as an increase in the cost of those borrowings. The Bank continues to rely on these wholesale funding sources in fiscal 2000 as an additional way to fund growth.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Company's net interest income before provision for loan losses increased $46,000 or 1.6% to $3.1 million, and $743,000 or 8.6% to $9.4 million for the three and nine month periods ended June 30, 2000, respectively, as compared to the same periods in fiscal 1999. The increase for both periods is primarily attributable to an increase in net interest-earning assets, partially offset by a decreased interest rate spread.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased $35,000 or 22.6% to $120,000 for the three month period ended June 30, 2000, as compared to the same period in fiscal 1999. The provision was $360,000 for both the nine month periods ended June 30, 2000 and 1999. The provision for the periods reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. Based on this evaluation, the allowance for loan losses has increased from $2.3 million at June 30, 1999 to $2.7 million at June 30, 2000. Loan charge-offs, net of recoveries, were $180,000 and $295,000 for the nine months ended June 30, 2000 and 1999, respectively.

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

Other Income
------------

Total non-interest or other income increased $64,000 or 17.2% to $436,000 and $237,000 or 21.3% to $1.4 million for the three and nine month periods ended June 30, 2000, respectively, as compared to the same periods in fiscal 1999. The increases for both the three and nine month periods primarily reflect increased gains on the sale of investment and mortgage-backed securities, increased deposit service charges, increased automated teller machine fees, and fees earned from a program, introduced in July 1998, to sell non-insured investment products such as mutual funds and annuities to both Bank and non-bank customers.

Operating Expenses
------------------

Total operating expenses for the three and nine month periods ended June 30, 2000, remained relatively unchanged as compared to the same periods in 1999. Due to the consummation of the merger of Pennwood, operating expenses may increase in future periods.

Income Taxes
------------

Income  taxes  increased  $61,000 or 18.3% to $395,000  and $282,000 or 30.6% to
$1.2 million for the three and nine month periods ended June 30, 2000, respectively, compared to the same periods in fiscal 1999. The increase in taxes for both the three and nine month periods ended June 30, 2000, as compared to the same periods in the prior year, primarily results from an increase in taxable income.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2000, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.67% and total risk-based capital as a percentage of risk-weighted assets of 14.54%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2000, the Company had a Leverage Ratio of 8.34%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2000, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.95% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2000, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.44%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2000, the total of approved loan commitments amounted to $3.7 million. In addition, the Company had $8.0 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $80.6 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           There have been no material changes in information regarding quantitative and qualitative disclosures about market risk from the information presented as of September 30, 1999 (in the Company's Form 10-K) to June 30, 2000.

Part II - Other Information
---------------------------


Item. 1  Legal Proceedings

             The Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

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

         (b) Reports on Form 8-K

               On May 11, 2000, the Company filed a Form 8-K dated May 9, 2000 to report that Fidelity Savings Bank, the wholly-owned subsidiary of Fidelity Bancorp, Inc. signed a definitive agreement with The Farmers National Bank of Kittanning to sell to Farmers the real property, furniture, fixtures and equipment, and to assume the deposit liabilities of the two Kittanning branches of Pennwood Savings Bank.



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




                               FIDELITY BANCORP, INC.



Date:   July 28, 2000          By:  /s/ William L. Windisch
                                    --------------------------------------------
                                    William L. Windisch
                                    President and Chief Executive Officer


Date:   July 28, 2000          By:  /s/ Richard G. Spencer
                                    --------------------------------------------
                                    Richard G. Spencer
                                    Executive Vice President and
                                    Chief Financial Officer