Form 10-K
period 2000-09-30
FIDELITY BANCORP INC
filed 2000-12-26
CIK 769207

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                 September 30, 2000
                          ------------------------------------------------------
                                     - or -

|_| Transition Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission File Number:  0-22288
                         -------

                             FIDELITY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Pennsylvania                                   25-1705405
------------------------------------------------           ---------------------
       (State or other jurisdiction of                         (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

  1009 Perry Highway, Pittsburgh, Pennsylvania                     15237
----------------------------------------------             ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              (412) 367-3300
                                                           ---------------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                           ---------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System on December 22, 2000 was $19.6 million.

         As of December 22, 2000, the Registrant had outstanding 2,110,718 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant's Annual Report to Stockholders for fiscal year ended September 30, 2000. (Parts II and IV)
2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 2000. (Part III)

                                     PART I

         Fidelity Bancorp, Inc. (the "Company") may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1.  Description of Business

         On August 19, 1993, Fidelity Bank, PaSB ("Fidelity" or the "Bank") consummated its reorganization into a bank holding company form of organization (the "Reorganization") and thereby became a wholly owned subsidiary of the Company. The Company's other subsidiary, FB Capital Trust (the "Trust"), was created in May 1997 solely to facilitate the issuance of preferred securities and the sale of the Company's junior subordinated debentures. On July 14, 2000, the Company completed its acquisition of Pennwood Bancorp, Inc. References to the Bank used throughout this document, unless the context indicates otherwise, generally refer to the consolidated entity, since the primary activities of the Company are those of the Bank.

         The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank, incorporated in 1927, conducts business from ten full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh.

Competition

         The Bank is one of many financial institutions serving its market area. The competition for deposit products and loan originations comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Bank's market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers.

Lending Activities

The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                  As of September 30,
                           ---------------------------------------------------------------------------------------------
                                  2000               1999                 1998               1997             1996
                           ----------------    ---------------     -----------------  ----------------  ----------------
                               $       %           $       %           $         %        $        %        $         %
                           --------  ------    -------- ------     --------    -----  --------   -----  --------   -----
                                                                (Dollars in Thousands)
Real estate loans:
  Residential:
    Single-family
      (1-4 units).........  207,853    59.6%   $156,112   53.0%    $115,559     49.1% $ 97,698    51.6% $ 80,186    50.8%
    Multi-family
      (over 4 units)......    5,282     1.5       4,007    1.4        4,262      1.8     4,165     2.2     4,435     2.8
  Construction............   10,900     3.1      22,689    7.7       21,212      9.0     7,614     4.0     7,645     4.8
  Commercial..............   22,706     6.5      26,513    9.0       21,881      9.3    19,976    10.5    19,112    12.1
                           --------  ------    -------- ------     --------    -----  --------   -----  --------   -----
       Total real
         estate loans.....  246,741    70.7     209,321   71.1      162,914     69.2    29,453    68.3   111,378    70.5
Installment loans.........   68,614    19.7      57,869   19.6       49,122     20.9    43,081    22.8    35,782    22.7
Commercial business
  and lease loans.........   33,584     9.6      27,394    9.3       23,157      9.9    16,873     8.9    10,702     6.8
                           --------  ------    -------- ------     --------    -----  --------   -----  --------   -----
       Total loans
         receivable.......  348,939  100.00%    294,584 100.00%     235,193    100.0%  189,407   100.0%  157,862   100.0%
                                     ======             ======                 =====             =====             =====
Less:
  Loans in process........   (6,558)            (14,696)            (12,916)            (3,695)           (4,109)
  Unamortized premiums,
    discounts and
    deferred loan fees....   (2,033)             (1,453)            ( 1,142)              (912)             (960)
  Allowance for
    possible loan losses..   (2,910)             (2,477)            ( 2,243)            (1,931)           (1,530)
                           --------            --------            --------           --------          --------
       Net loans
         receivable....... $337,438            $275,958            $218,892           $182,869          $151,263
                           ========            ========            ========           ========          ========

Loan Maturity Tables

The following table sets forth the estimated maturity of the Registrant's loan portfolio at September 30, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $63.3 million for the year ended September 30, 2000. All loans are shown as maturing based on contractual maturities.


                                           Due     Due after
                                         within    1 through  Due after
                                         1 year     5 years    5 years    Total
                                         ------    -------     -------    -----
                                                     (In thousands)
Real estate loans:
   Residential ........................ $ 1,109     $5,660    $206,366  $213,135
   Commercial .........................     227      4,053      18,426    22,706
   Construction........................   1,842      1,165       7,893    10,900
Installment loans......................     576     18,126      49,912    68,614
Commercial business and lease loans....   7,808     12,455      13,321    33,584
                                        -------    -------    --------  --------
          Total........................ $11,562    $41,459    $295,918  $348,939
                                        =======    =======    ========  ========

         The following table sets forth the dollar amount of all loans at September 30, 2000, due after September 30, 2001, which have fixed interest rates and floating or adjustable interest rates.


                                                       Floating or
                                       Fixed Rates   Adjustable Rates    Total
                                       -----------   ----------------    -----
                                                     (In thousands)
Real estate loans:
   Residential ........................  $174,512        37,514         $212,026
   Commercial .........................     7,656        14,823           22,479
   Construction........................     5,659         3,399            9,058
Installment loans......................    62,491         5,547           68,038
Commercial business and lease loans....    20,920         4,856           25,776
                                         --------       -------         --------
         Total.........................  $271,238       $66,139         $337,377
                                         ========       =======         ========

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

         Origination, Purchase and Sale of Loans. As a Pennsylvania-chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide authority, it has been the Bank's policy to concentrate its lending activities in its immediate market area. As a result, over 95% of the mortgage loans originated by the Bank are secured by real estate located in Allegheny County and adjacent Pennsylvania counties. The Bank departs from this policy to purchase loans only when overall demand is low in its immediate market area or when it has needed to supplement its adjustable-rate mortgage ("ARM") loan portfolio. The Bank reviews all such loans to ensure each meets the same underwriting standards that the Bank applies to loans it originates. The Bank also originates mortgage loans for inclusion in its loan portfolio and not for sale in the secondary market.

         Applications for all types of loans are taken at the Bank's home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee, consisting of the President, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Lending Officer, to approve first mortgage, home equity, secured consumer, unsecured consumer and commercial loans up to $500,000, $200,000, $75,000, $50,000, and $400,000, respectively. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank's President to approve first mortgage, home equity, secured consumer, unsecured consumer and commercial loans up to $200,000, $125,000, $75,000, $50,000, and $125,000, respectively.
The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President of the Bank has delegated to the Executive Vice President and Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $50,000, $50,000, and $15,000, respectively; to approve first mortgage one-to-four family loans up to $175,000, with a loan-to-value of 65% or less; to approve home equity loans up to $100,000 if the amount of the loan is not in excess of 80% of the equity; to approve commercial loans up to $100,000; to approve education loans up to levels approved by the Pennsylvania Higher Education Assistance Agency; and to approve checking account overdraft protection loans that conform to the parameters of the program.

         Real Estate Lending. The Bank concentrates its lending activities on the origination of loans and to a lesser extent the purchase of loan participations secured primarily by first mortgage liens on existing single-family residences. At September 30, 2000, $217.1 million or 62.2% of the Bank's total loan portfolio consisted of such loans (including $4.0 million of residential construction loans).

         In response to a concern for more effective asset and liability management, in recent years the Bank has been emphasizing single-family residential loans which provide for annual interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15 or 30-year terms and interest rates which adjust every year generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. There is generally a 2% cap or limit on any increase or decrease in the interest rate per year with a 5% or 6% limit on the amount by which the interest can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2000, approximately $39.0 million or 15.8% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for adjustable rates of interest.

         The Bank continues to originate fixed-rate loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of a portion of these loans in the secondary market. The Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2000, approximately $207.7 million or 84.2% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average life of such loans.

         The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $252,700 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $252,700. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

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

         In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 2000, $29.6 million or 8.5% of the Bank's total loan portfolio consisted of commercial real estate and multi-family residential real estate loans (including $6.9 million of commercial construction loans).

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

         The Bank also engages in loans to finance the construction of one-to-four family dwellings. This activity is generally limited to individual units and may, to a limited degree, include speculative construction by developers. The inspections, for approval of payment vouchers, are performed by third parties and are based on stages of completion. Applications for construction loans primarily are received from former borrowers and builders who have worked with the Bank in the past. At September 30, 2000, the Bank had 20 construction projects of this type in process. In addition, the Bank also engages in loans to finance the construction of commercial properties. At September 30, 2000, the Bank had 14 construction projects of this type in process.

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

         Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. Home equity loans amounted to $64.2 million or 93.6% of the Bank's total installment loan portfolio at September 30, 2000. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed rates for terms of up to 15 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

         Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 2000, these loans amounted to $2.3 million, which represented 3.4% of the Bank's total installment loan portfolio. At September 30, 2000, motor vehicle loans amounted to $1.1 million and unsecured loans and loans secured by property other than real estate amounted to $1.2 million.

         The Bank also makes other types of installment loans such as savings account loans, education loans, credit card loans, personal lines of credit and overdraft loans. At September 30, 2000, these loans amounted to $2.1 million or 3.0% of the total installment loan portfolio. That total consisted of $418,000 of education loans, $621,000 of savings account loans, $26,000 of credit card loans, $995,000 of personal lines of credit and $25,000 of overdraft loans.

         Consumer, credit card and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings. However, such loans generally provide a greater rate of return, and the Bank underwrites the loans in conformity to standards adopted by its Board of Directors.

         Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At September 30, 2000, these loans amounted to $27.5 million or 7.9% of the total loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2000, commercial leases amounted to $6.1 million or 1.7% of the total loan portfolio.

         Loans-to-One Borrower Limitations. The Federal law generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 2000, the Bank's maximum loan-to-one borrower was $5.7 million.

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

         The Bank also receives income from servicing loans which are owned by others. At September 30, 2000, the amount of loans serviced by the Bank for others totalled $441,000 at September 30, 2000.

         Classified Assets. Federal regulations provide for a classification system for problem assets of insured institutions, including assets previously treated as "scheduled items." Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection of principal in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Registrant to risk sufficient to warrant classification in one of the above categories, but which possess some weakness, are required to be designated "special mention" by management.

         When an insured institution classifies problem assets as either "substandard" or "doubtful," it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") which may order the establishment of additional loss allowances.

         The following table sets forth the Registrant's classified assets in accordance with its classification system.


                                             At September 30, 2000
                                        --------------------------
                                                (In Thousands)

          Special Mention                          $  872
          Substandard                               1,871
          Doubtful                                     72
          Loss                                         18
                                                   ------
                                                   $2,833
                                                   ======

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

         The Bank's management believes that its allowance for losses on loans is appropriate and that the carrying value of its real estate owned approximates the net realizable value of the properties.

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

                                       2000      1999      1998      1997      1996
                                      ------    ------    ------    ------    ------
                                                    (Dollars in thousands)

Nonaccrual residential real
  estate loans (1-4 family) .......   $  520    $  250    $  246    $   94    $  567
Nonaccrual construction, multi-
  family residential and
  commercial real estate ..........      624     1,362       199       751       134
Nonaccrual installment and
   commercial business loans ......      817       773       107       271       457
                                      ------    ------    ------    ------    ------
Total non-performing loans ........   $1,961    $2,385    $  552    $1,116    $1,158
                                      ======    ======    ======    ======    ======
Total nonperforming loans as a
  percent of total loans receivable      .56%      .81%      .23%      .59%      .73%
                                      ======    ======    ======    ======    ======
Total real estate owned, net of
  related reserves ................   $  181    $  107    $   21    $   --    $  370
                                      ======    ======    ======    ======    ======

Total nonperforming loans and real
  estate owned as a percent of
  total assets ....................      .39%      .52%      .14%      .29%      .48%
                                      ======    ======    ======    ======    ======

         At September 30, 2000, non-accrual loans consisted of ten 1-4 family residential real estate loans totaling $520,000, seven commercial real estate loans totaling $624,000, 60 installment loans totaling $762,000, and seven commercial business loan totaling $55,000. The largest non-accrual loan is $181,000. Interest income that would have been recorded and collected on loans accounted for on a non- accrual basis under the original terms of such loans was $67,000 for the year ended September 30, 2000.

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                               Year Ended September 30,
                                  ---------------------------------------------
                                   2000      1999      1998      1997     1996
                                  ------    ------    ------    ------   ------

(Dollars in thousands)

Balance at beginning of period    $2,477    $2,243    $1,931    $1,530   $1,429
Allowance for loan losses
  of Pennwood Bancorp, Inc. ...      358        --        --        --       --
Provision for loan losses......      470       520       405       500      270

Charge-offs:
  Residential real estate .....       12        --         3        49      136
  Commercial real estate ......      165       183        --        --       13
  Installment .................      181        89        97        71       44
  Commercial ..................       67        54        10         3       78
Recoveries:
  Residential real estate .....       --        10        --        --       55
  Commercial real estate ......       --        --        --        --       --
  Installment .................       15        10        11         8       10
  Commercial ..................       15        20         6        16       37
                                  ------    ------    ------    ------   ------
Net charge-offs ...............      395       286        93        99      169
                                  ------    ------    ------    ------   ------
Balance at end of period ......   $2,910    $2,477    $2,243    $1,931   $1,530
                                  ======    ======    ======    ======   ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period      .13%      .12%      .05%      .06%     .12%
                                  ======    ======    ======    ======   ======

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                            At September 30,
                       ---------------------------------------------------------------------------------------
                            2000               1999               1998             1997             1996
                       ---------------   ----------------   ---------------  ---------------   ---------------
                          $        %        $         %        $        %       $        %        $        %
                       ------   ------   ------    ------   ------    -----  ------    -----   ------    -----
                                                         (Dollars in thousands)
Residential real
  estate loans........ $  986    61.1%   $  720     48.3%   $  719    49.1%  $  707    53.8%   $  443    53.6%
Commercial real
  estate loans........    219      6.5      102       8.6      162     11.1     139      4.0      225     12.1
Construction loans....     50      3.1      202      14.2      131      9.0      53     10.5       60      4.8
Installment loans.....    706     19.7      534      19.6      478     20.9     445     22.8      358     22.7
Commercial
  business loans......    949      9.6      919       9.3      753      9.9     587      8.9      444      6.8
                       ------   ------   ------    ------   ------    -----  ------    -----   ------    -----
       Total.......... $2,910   100.00%  $2,477    100.00%  $2,243    100.0% $1,931    100.0%  $1,530    100.0%
                       ======   ======   ======    ======   ======    =====  ======    =====   ======    =====

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

         The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FNMA, FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                 September 30,
                                         ---------------------------
                                           2000      1999      1998
                                         -------   -------   -------

      (In thousands)

      Mortgage-backed securities
      held-to-maturity:
        GNMA .........................   $    10   $    19   $    28
        FNMA .........................     4,167     5,270     7,249
        FHLMC ........................     6,571     8,104    11,099
        FHLMC Remic ..................     1,701         7        82
        AA Rated Mortgage Certificates        --        --     1,455
                                         -------   -------   -------
              Total ..................   $12,449   $13,400   $19,913
                                         =======   =======   =======
      Mortgage-backed securities
      available-for-sale:
        GNMA .........................   $20,438   $23,016   $22,823
        FNMA .........................    13,363    15,866     8,615
        FHLMC ........................     5,813     6,601     7,101
        FNMA Remic ...................     7,671     8,957    11,841
        FHLMC Remic ..................    15,912    19,016    23,453
        CMOs .........................    10,441    11,840     8,895
                                         -------   -------   -------
              Total ..................   $73,638   $85,296   $82,728
                                         =======   =======   =======

         Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 2000 is presented below.

                                              Amounts at September 30, 2000 Which Mature In
                                     --------------------------------------------------------------
                                                   After          After
                                     One Year   One to Five    Five to 10      Over 10
                                     or Less       Years          Years         Years       Total
                                     --------   -------------- ----------     ---------   ---------
                                                          (Dollars in thousands)

Mortgage-backed securities
held-to-maturity:
  GNMA..............................   $  --           10         $    --      $    --     $    10
  FNMA..............................      --        1,029             743        2,395       4,167
  FHLMC.............................      32           66           4,505        1,968       6,571
  FHLMC Remic.......................      --           --              --        1,701       1,701
                                       -----      -------         -------      -------     -------
       Total........................   $  32      $ 1,105         $ 5,248      $ 6,064     $12,449
                                       =====      =======         =======      =======     =======
Weighted average yield..............    7.03%        5.72%           6.79%        6.73%       6.67%
                                       =====      =======         =======      =======     =======
Mortgage-backed securities
available-for-sale:
  GNMA..............................      --           --         $    --      $20,438     $20,438
  FNMA..............................      --        2,185              --       11,178      13,363
  FHLMC.............................      --           --              --        5,813       5,813
  FNMA Remic........................      --           --             798        6,873       7,671
  FHLMC Remic.......................      --           --              --       15,912      15,912
  Collateralized mortgage
       obligations..................      --           --           1,845        8,596      10,441
                                       -----      -------         -------      -------     -------
       Total........................   $  --      $ 2,185         $ 2,643      $68,810     $73,638
                                       =====      =======         =======      =======     =======
Weighted average yield..............      --%        5.46%           6.89%        6.80%       6.76%
                                       =====      =======         =======      =======     =======



         As of September 30, 2000, non-U.S. Government and U.S. Government agency mortgage-backed securities that exceeded ten percent of stockholders' equity are as follows:


                 Issuer                    Book Value         Market Value
                 ------                    ----------         ------------
                                               (Dollars in thousands)

GE Capital Mortgage Services, Inc.           $3,647              $3,523
PNC Mortgage Securities Corporation          $4,294              $4,082

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Bank to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2000, the Bank had securities classified as "held to maturity" and "available for sale," including FHLB stock, in the amount of $9.9 million and $84.8 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2000, the Bank's securities available for sale had an amortized cost of $87.9 million and market value of $84.8 million (unrealized loss of $3.1 million). The changes in market value in the Bank's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Company's consolidated income nor does it affect the Bank's regulatory capital requirements or its loan-to- one borrower limit.

         The following tables set forth the Bank's investment portfolio at carrying value at the dates indicated.


                                           As of September 30,
                                  ------------------------------------
                                   2000           1999           1998
                                  -------       -------        -------
Available-for-sale                      (Dollars in thousands)
Investment securities:
U.S. government and agency.....   $22,469       $26,313        $23,749
Municipal obligations..........    36,174        39,563         29,708
Corporate obligations..........     4,436         1,469             --
Commercial paper...............        --           500             --
Asset-backed securities........     5,478         5,371             --
Mutual funds(1)................     2,015         1,895          1,793
FHLB stock.....................    10,764         8,795          5,050
FHLMC preferred stock..........       901           514            531
FNMA preferred stock...........       247            --             --
Equity securities..............     1,198         1,411          1,321
Trust preferred securities.....     1,144           701            488
                                  -------       -------        -------
      Total....................   $84,826       $86,532        $62,640
                                  =======       =======        =======
Held-to-maturity
Investment securities:
U.S. government and agency.....   $ 2,958       $ 2,000        $ 5,000
Municipal obligations..........     5,347         1,625          1,625
Corporate obligations..........     1,631            --             --
                                  -------       -------        -------
      Total....................   $ 9,936       $ 3,625        $ 6,625
                                  =======       =======        =======

-------------
(1) Consists of investment in the Federated Investors ARM Fund and Legg Mason Value Trust Fund.

         At September 30, 2000, non-U.S. Government and U.S. Government agency securities that exceeded ten percent of stockholders' equity are as follows:


              Issuer                     Book Value            Market Value
              ------                     ----------            ------------
                                              (Dollars in thousands)
Student Loan Mortgage Association          $5,294                 $5,478

         The above securities are floating rate collateralized student loan obligations rated AAA by Moody's.

         The following tables set forth the amount of each category of investment securities of the Bank at September 30, 2000 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents.

                                                          After One Year      After Five Years
                                    One Year or Less    Through Five Years    Through Ten Years      After Ten Years
                                 -------------------    -------------------  --------------------- --------------------
                                                                      (Dollars in thousands)
                                           Weighted               Weighted              Weighted               Weighted
                                           Average                Average               Average                Average
                                    Amount  Yield       Amount     Yield      Amount     Yield      Amount      Yield
                                    ------ ------       ------    -------     ------    -------     ------     ------
Available-for-sale:
  U.S. government and agency.....  $    --      --%     $2,004      7.33%    $11,600       6.78%   $ 8,865       6.66%
  Municipal obligations..........       --      --          --        --       1,355       4.11     34,819       5.29
  Corporate obligations..........       --      --       4,436      7.15          --         --         --         --
  Asset-backed securities........       --      --          --        --       1,996       6.96      3,482       7.31
  Mutual funds(1)................    2,015    6.11          --        --          --         --         --         --
  FHLB stock.....................   10,764    7.25          --        --          --         --         --         --
  FHLMC preferred stock..........      901    6.14          --        --          --         --         --         --
  FNMA preferred stock                 247    6.45          --        --          --         --         --         --
  Equity securities..............    1,198    3.04          --        --          --         --         --         --
  Trust preferred securities.....      --       --         --         --          --         --      1,144       9.61
                                   -------  ------      ------      ----     -------       ----    -------       ----
      Total......................  $15,125    6.69%     $6,440      7.01%    $14,951       6.56%   $48,310       5.56%
                                   =======  ======      ======      ====     =======       ====    =======       ====

Held-to-Maturity:
  U.S. government and agency.....  $    --      --%     $  958      7.00%    $ 2,000       6.75%        --         --%
  Municipal obligations..........       --      --          --        --          --         --      5,347        5.52
  Corporate obligations..........       --      --         500      7.90       1,131       7.86         --          --
                                   -------  ------      ------      ----     -------       ----    -------        ----
      Total......................  $    --      --%     $1,458      7.31%    $ 3,131       6.79%   $ 5,347        5.52%
                                   =======  ======      ======      ====     =======       ====    =======        ====


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

         Savings Deposits. The Bank's current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in terms from three months to ten years. Included among these savings deposit products are Individual Retirement Account ("IRA") certificates and Keogh Plan retirement certificates (collectively "retirement accounts"). The Bank offers preferred rates for certificates of deposit in denominations of $99,000 or more at terms ranging from one month to five years and, at September 30, 2000, such certificates accounted for .79% total savings deposits.

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

                                                    September 30,
                             ----------------------------------------------------------
                                      2000               1999               1998
                             -------------------- ------------------ -----------------
                                          Average            Average           Average
                                Balance    Rate    Balance    Rate     Balance  Rate
                               --------    ----   --------    ----   --------   ----
                                                 (Dollars in thousands)
Passbook and club accounts..   $ 52,289    2.55%  $ 48,473    2.53%   $47,423   2.53%
Checking accounts...........     51,700     .94     42,901    1.03     36,846   1.09
Money market accounts.......     14,755    3.00     17,539    3.00     14,949   2.98
Certificate accounts........    171,887    5.94    160,205    5.14    162,517   5.70
                               --------    ----   --------    ----   --------   ----
         Total..............   $290,631    4.30%  $269,118    3.88%  $261,735   4.32%
                               ========    ====   ========    ====   ========   ====

         In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2000, the Bank's total retirement funds were $37.2 million or 12.8% of its total savings deposits.

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

         Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2000 are summarized as follows:


                                              (In thousands)
3 months or less.........................        $   447
Over 3 months through 6 months...........            777
Over 6 months through 12 months..........            200
Over 12 months...........................            789
                                                 -------
         Total...........................        $ 2,213
                                                 =======

         Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2000, the Bank had $202.9 million of advances outstanding.

         The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2000, the Bank had $5.0 million reverse repurchase agreements outstanding.

         The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

                                               At or for the Year Ended September 30,
                                              ---------------------------------------
                                                 2000        1999        1998
                                              --------     ---------   ---------
                                                   (Dollars in thousands)
FHLB advances:
  Average balance outstanding...............  $   154      $    --      $ 1,177
  Maximum amount outstanding at any
    month-end during the period.............    1,000           --        3,300
  Weighted average interest rate
       during the period....................     5.35%          --         5.09%
  Balance outstanding at end of period......       --           --           --
  Weighted average interest rate
       at end of period.....................     5.35%          --         5.13%
Reverse repurchase agreements:
  Average balance outstanding...............    3,805        2,765        1,807
  Maximum amount outstanding at any
    month-end during the period.............    4,980        3,792        2,370
  Weighted average interest rate
       during the period....................     5.12%        4.06%        4.50%
  Balance outstanding at end of period......    4,980        3,041        1,870
  Weighted average interest rate
       at end of period.....................     5.85%        4.25%        4.50%
FHLB Repoplus Advances:
  Average balance outstanding...............   60,863       24,674       18,058
  Maximum amount outstanding at any
    month-end during the period.............   82,350       48,900       34,050
  Weighted average interest rate
       during the period....................     6.17%        5.14%        5.75%
  Balance outstanding at end of period......   48,770       47,600        5,200
  Weighted average interest rate
       at end of period.....................     6.66%        5.48%        6.50%
Total average short-term borrowings.........   64,822       34,824       21,042
Average interest rate of total
  short-term borrowings.....................     6.59%        5.32%        5.42%

Employees

         At September 30, 2000, the Bank had 107 full-time and 29 part-time employees. None of these employees are represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

                                                                        Year Ended September 30,
                               ---------------------------------------------------------------------------------------------------
                                           2000                                 1999                             1998
                               --------------------------------    -------------------------------    ----------------------------
                                Average                Average     Average              Average      Average             Average
                                Balance  Interest    Yield/Cost    Balance   Interest   Yield/Cost    Balance  Interest Yield/Cost
                                -------  --------    ----------    -------   --------   ----------    -------  -------- ----------
                                                                      (Dollars in Thousands)
Interest-earning assets:
 Loans receivable(1).......... $307,702   $24,241        7.88%    $246,327    $19,410      7.88%     $201,036  $16,597      8.26%
 Mortgage-backed securities...   90,186     6,078        6.74      108,051      6,738      6.24       117,791    7,597      6.45
 Investment securities and
   FHLB stock.................   96,424     6,999        7.26       81,828      5,581      6.82        61,838    4,301      6.96
 Interest-earning deposits....      664        44        6.63          536         31      5.78         1,127       74      6.57
                               --------   -------      ------     --------    -------    ------      --------  -------    ------
    Total interest-earning
      assets..................  494,976    37,362        7.55      436,742     31,760      7.27       381,792   28,569      7.48
                               --------   -------      ------     --------    -------    ------      --------  -------    ------
Non-interest-earning assets...   21,513                             16,862                             14,294
                               --------                           --------                           --------
  Total assets................ $516,489                           $453,604                           $396,086
                               ========                           ========                           ========
Interest-bearing
liabilities:
 Deposits..................... $276,439   $10,949        3.96     $268,553     10,545      3.93      $258,013  $10,940      4.24
 Borrowed funds...............  210,606    12,983        6.16      154,574      8,684      5.62       108,238    6,424      5.94
                               --------   -------      ------     --------    -------    ------      --------  -------    ------
  Total interest-bearing
    liabilities...............  487,045    23,932        4.91      423,127     19,229      4.54       366,251   17,364      4.74
                               --------   -------      ------     --------    -------    ------      --------  -------    ------
Non-interest bearing
  liabilities.................    3,129                              2,282                                814
                               --------                           --------                           --------
 Total liabilities............                                     425,409                            367,065
Stockholders' equity..........   26,315                             28,195                             29,021
                               --------                           --------                           --------
 Total liabilities and
   stockholders' equity....... $516,489                           $453,604                           $396,086
                               ========                           ========                           ========
Net interest income...........            $13,430                             $12,531                          $11,205
                                          =======                             =======                          =======
Interest rate spread..........                           2.64%                             2.73%                            2.74%
                                                       ======                            ======                           ======
Net interest margin(1)........                           2.71%                             2.87%                            2.93%
                                                       ======                            ======                           ======
Ratio of average
  interest-earning assets
  to average interest-
  bearing liabilities.........                         101.63%                           103.22%                          104.24%
                                                       ======                            ======                           ======

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

                                                                                Year Ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                         2000     vs.     1999                      1999     vs.     1998
                                                   ---------------------------------------   ---------------------------------------
                                                           Increase (Decrease)                     Increase (Decrease)
                                                                 Due to                                  Due to
                                                   ---------------------------------------   ---------------------------------------
                                                                         Rate/                                        Rate/
                                                     Volume     Rate     Volume      Net      Volume      Rate       Volume    Net
                                                   --------   --------  --------   -------   -------    -------     ------- --------
                                                                                                   (Dollars in Thousands)
Interest income on interest-earning assets:
Mortgage loans ..................................   $ 3,714   $  (130)  $   (29)   $ 3,555   $ 2,654    $  (607)   $  (108) $ 1,939
Mortgage-backed securities ......................      (963)      393       (90)      (660)     (643)      (236)        20     (859)
Installment loans ...............................       658        88        12        757       638       (172)       (22)     444
Commercial business and lease loans .............       424        81        13        519       724       (240)       (54)     430
Investment securities and other investments .....       908       448        75      1,431     1,462       (183)       (42)   1,237
                                                    -------   -------   -------    -------   -------    -------    -------  -------
    Total interest-earning assets ...............     4,741       880       (19)     5,602     4,835     (1,438)      (206)   3,191
                                                    -------   -------   -------    -------   -------    -------    -------  -------
Interest expense on interest-bearing liabilities:
Deposits ........................................       308        93         3        404       410       (771)       (34)    (395)
Borrowed funds ..................................     2,717     1,211       371      4,299     2,660       (306)       (94)   2,260
                                                    -------   -------   -------    -------   -------    -------    -------  -------
Total interest-bearing liabilities ..............     3,025     1,304       374      4,703     3,070     (1,077)      (128)   1,865
                                                    -------   -------   -------    -------   -------    -------    -------  -------
    Net change in net interest income ...........   $ 1,716   $  (424)  $  (393)   $   899   $ 1,765    $  (361)   $ ( 78)  $(1,326)
                                                    =======   =======   =======    =======   =======    =======    =======  =======

Certain Ratios


                                            Year Ended September 30,
                                 ------------------------------------------
                                       2000            1999         1998
                                 ----------------- ------------ -----------

Average equity to assets ratio...      5.10%           6.22%        6.94%
Dividend payout ratio ...........     18.45%          22.09%       21.77%

Regulation of the Company

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Regulation

         Effective March 11, 2000, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act") removed Federal and state law barriers that prevented banking organizations, such as the Company, from affiliating with insurance organizations and securities firms. An eligible bank holding company may elect to be treated as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities that the Federal Reserve Board determines to be complementary to financial activities and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. For a bank holding company to be eligible to elect financial holding company status, all of the company's depository institution subsidiaries must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least "satisfactory." Bank holding companies that do not elect the status of a financial holding company will continue to have the authority to engage in nonbanking activities that had been approved by Federal Reserve Board order or regulation prior to November 12, 1999. The Company is eligible become a financial holding company but has not yet filed an election of financial holding company status.

         A financial holding company will not be required to obtain prior Federal Reserve approval in order to engage in the financial activities identified in the Act, other than in connection with an acquisition of a savings association. However, a financial holding company will not be able to commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, a financial holding company may be forced to cease conducting business as a financial holding company by divesting either its nonbanking financial activities or its banks.

         Bank Holding Company Act ("BHCA") - General. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board. Under the BHCA, a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board.

         BHCA - Bank Acquisitions and Activity Restrictions. Under the BHCA, the Company must obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company and any other bank holding company may acquire a bank located in any state, subject to certain deposit-percentage restrictions, age limitations, and other restrictions.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Among activities found by the Federal Reserve Board to satisfy this test are: providing services for internal operations for itself and its subsidiaries and operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; providing certain courier services; providing management consulting services to depository institutions; issuing and selling money orders, travelers checks and savings bonds; performing real estate and personal property appraisals; arranging commercial real estate equity financing; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing check guaranty services; and operating a credit bureau. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         In addition to the business activities permitted generally for bank holding companies, a qualifying bank holding company may elect financial holding company status and engage in the financial activities authorized for financial holding companies pursuant to the GLB Act. See "-- Recent Developments - Financial Modernization."

         Capital Requirements (Consolidated). The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on equity securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At September 30, 2000, the company had Tier 1 capital as a percentage of risk-weighted assets of 12.70% and total risk-based capital as a percentage of risk-weighted assets of 13.59%.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average assets (the "Leverage Ratio") of at least 4% (3% if the bank holding company has received the highest rating on its most recent safety and soundness examination). At eptember 30, 2000, the Company has a Leverage Ratio of 8.00%.

         Limitations on Acquisitions of Voting Stock. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank or bank holding company unless the Federal Reserve Board has been given 60 days' prior written notice of such proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve Board issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of more than 10% of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would constitute the acquisition of control.

         In addition, any "company" would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Company.

Regulation of the Bank.

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

Deposit Insurance Premiums.

         For the deposit insurance coverage provided by the FDIC, the Bank pays assessments to the FDIC under a risk-based assessment system that takes into account its capital and supervisory considerations. The FDIC sets assessments for deposits insured by the SAIF or the Bank Insurance Fund ("BIF") to maintain the targeted designated reserve ratio in that fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC set the annual deposit insurance assessment rates for SAIF-member institutions for 2000 at 0% of insured deposits for well-capitalized institutions with the highest supervisory ratings to .027% of insured deposits for institutions in the worst risk assessment classification. The insurance assessment rate for most SAIF-member institutions is currently 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

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

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks that , like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

         The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks that received a rating of camels composite 1 at their last safety and soundness examination, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock, general allowances for loan and lease losses (up to a maximum of 1.25% of risk-weighed assets) and up to 45% of unrealized gains on equity securities. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At September 30, 2000, the Bank met each of its capital requirements.

         The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

         Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Bank had a $10.8 million investment in stock of the FHLB of Pittsburgh at September 30, 2000, which complied with this requirement.

         Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At September 30, 2000, the Bank had $202.9 million of advances from the FHLB of Pittsburgh outstanding.

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

Item 2.  Properties

         At September 30, 2000, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and nine full-service branch offices located in Allegheny and Butler counties.

         The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2000.

                      Location
-----------------------------------------------------
                                                                                           Net Book Value
                                                       Lease Expiration                    of Property and
                                                       Date (including)                Leasehold Improvements
        County                      Address            Lease or Own Options             at September 30, 2000
-----------------------  ----------------------------  --------------------        --------------------------
Allegheny                3300 Brighton Road
                         Pittsburgh, PA 15212               Own                              $145,299
Allegheny                1009 Perry Highway
                         Pittsburgh, PA 15237               Own                               194,028
Butler                   251 South Main Street
                         Zelienople, PA 16063               Own                               469,184
Allegheny                312 Beverly Road
                         Pittsburgh, PA 15216               Lease 7/31/08                     173,742
Allegheny                6000 Babcock Blvd.
                         Pittsburgh, PA 15237               Lease 11/30/98                         --
Allegheny                1701 Duncan Avenue
                         Allison Park, PA 15101             Lease 01/31/05                      3,495
Allegheny                4710 Liberty Avenue
                         Pittsburgh, PA 15224               Own                               573,890
Allegheny                728 Washington Road
                         Pittsburgh, PA 15228               Own                               250,878
Allegheny                2034 Penn Avenue
                         Pittsburgh, PA 1522                Own                               949,406
Allegheny                683 Lincoln Avenue
                         Bellevue, PA  15202(1)             Own                               980,185

Allegheny                Loan Center
                         1014 Perry Highway
                         Pittsburgh, PA 15237               Lease 9/30/07                      64,999

Allegheny                Data Processing and
                         Checking Department
                         1015 Perry Highway
                         Pittsburgh, PA 15237               Own                               247,487
                                                                                           ----------
Total (including Loan
and Data Centers)                                                                          $4,052,593
                                                                                           ==========


(1) The Bank acquired such branch on July 14, 2000, through the merger of Pennwood Bancorp, Inc.


Item 3.  Legal Proceedings
--------------------------

         The Company is not involved in any legal proceedings other than legal proceedings occurring in the ordinary course of business, of which none are expected to have a material adverse effect on the Company. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Bank.

Items 4.  Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

         Not applicable.


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2000 (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The information contained in the table captioned "Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The information contained in the section captioned "Asset and Liability Management" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Registrant's financial statements listed in Item 14 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and "- Biographical Information" in the Proxy Statement for the 2001 Annual Meeting are incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Principal Holders" of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Principal Holders" of the Proxy Statement.

Item 14.  Exhibits, List and Reports on Form 8-K

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

                  1.       The consolidated statements of financial condition of
                           Fidelity   Bancorp,   Inc.  and  subsidiaries  as  of
                           September   30,  2000  and  1999,   and  the  related
                           consolidated  statements  of  income,   stockholders'
                           equity  and cash  flows  for each of the years in the
                           three-year period ended September 30, 2000,  together
                           with the related notes and the independent  auditors'
                           report of KPMG LLP, independent accountants.

                  2.       Schedules omitted as they are not applicable.

                  3.1      Articles of Incorporation(1)
                  3.2      Bylaws(1)
                  4        Common Stock Certificate(1)
                  10.1     Employee Stock Ownership Plan, as amended(1)
                  10.2     1988 Employee Stock Compensation Program(1)
                  10.3     1993 Employee Stock Compensation Program(2)
                  10.4     1997 Employee Stock Compensation Program(3)
                  10.5     1993 Directors' Stock Option Plan(2)
                  10.6     Employment Agreement between the Company, the Bank and William L.
                           Windisch(1)


                  10.7     1998 Group Term Replacement Plan(5)
                  10.8     1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the
                           Company and the Bank(5)
                  10.9     1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the
                           Company and the Bank(5)
                  10.10    1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the
                           Company and the Bank(5)
                  10.11    1998 Stock Compensation Plan(4)
                  13       Portions of the 2000 Annual Report to Stockholders
                  20.1     Dividend Reinvestment Plan(6)
                  21       Subsidiaries (see Item 1. Description of Business)
                  23       Consent of Accountants
                  27       Financial Data Schedule (electronic filing only)

-----------------
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(3) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(5) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on December 29, 1998.
(6) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on February 14, 2000.

         (b)      Reports on Form 8-K

                  Reports on Form 8-K (Items 5 and 7), dated July 12, 2000 and July 17, 2000, respectively, were filed to announce the closing of the merger with Pennwood Bancorp, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto only authorized.

                                 FIDELITY BANCORP, INC.



December 26, 2000                /s/William L. Windisch
                                 -----------------------------------------------
                                 William L. Windisch
                                 President, Chief Executive Officer and Director
                                 (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on December 26, 2000.



/s/William L. Windisch                               /s/Richard G. Spencer
-----------------------------------------------      --------------------------------------------
William L. Windisch                                  Richard G. Spencer
Director, President and Chief Executive Officer      Executive Vice President and
(Principal Executive Officer)                        Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)


/s/John R. Gales                                     /s/Robert F. Kastelic
-----------------------------------------------      --------------------------------------------
John R. Gales                                        Robert F. Kastelic
Director                                             Director


/s/Oliver D. Keefer                                  /s/Charles E. Nettrour
-----------------------------------------------      --------------------------------------------
Oliver D. Keefer                                     Charles E. Nettrour
Director                                             Director


/s/Joanne Ross Wilder
-----------------------------------------------
Joanne Ross Wilder
Director