Form 10-Q
period 2000-12-31
FIDELITY BANCORP INC
filed 2001-02-12
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                               -----------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             2,109,381 shares, par value $0.01, at January 31, 2001
             ------------------------------------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I -       Financial Information                                                                                          Page
--------       ---------------                                                                                                ----

Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of September 30, 2000 and December 31, 2000                    1

               Consolidated Statements of Income for the Three Months Ended December 31, 1999 and 2000                          2

               Consolidated Statements of Cash Flows for the Three Months Ended December 31, 1999 and 2000                    3-4

               Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended December 31, 2000           5

               Notes to Consolidated Financial Statements                                                                       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                            9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                                      15


Part II-       Other Information
--------       -----------------

Item l.        Legal Proceedings                                                                                               16

Item 2.        Changes in Securities                                                                                           16

Item 3.        Defaults Upon Senior Securities                                                                                 16

Item 4.        Submission of Matters to a Vote of Security Holders                                                             16

Item 5.        Other Information                                                                                               16

Item 6.        Exhibits and Reports on Form 8-K                                                                             16-17

Signatures                                                                                                                     18


Part I - Financial Information
Item 1 - Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                        December 31, September 30,
              Assets                                         2000         2000
              ------                                         ----         ----
Cash and amounts due from
   depository institutions                               $   7,428    $   7,119
Interest-earning demand deposits with
   other institutions                                          538        1,072
Investment securities held-to-maturity                      11,915        9,936
Investment securities available-for-sale                    75,807       74,062
Loans receivable, net  (Notes 5 and 6)                     337,927      337,438
Mortgage-backed securities held-to-maturity                 16,065       12,449
Mortgage-backed securities available-for-sale               68,202       71,601
Real estate owned, net                                         205          181
Federal Home Loan Bank stock - at cost                      10,764       10,764
Accrued interest receivable, net                             3,406        3,143
Office premises and equipment, net                           5,541        5,576
Deferred tax asset                                           2,168        3,444
Goodwill and other intangible assets                         1,698        1,710
Prepaid income taxes                                           237           35
Prepaid expenses and other assets                            4,796        4,679
                                                         ---------    ---------
       Total Assets                                      $ 546,697    $ 543,209
                                                         =========    =========
            Liabilities and Stockholders' Equity
            ------------------------------------
Liabilities:
  Savings and time deposits                              $ 299,207    $ 290,631
  Federal Home Loan Bank advances                          193,250      202,885
  Reverse repurchase agreements and other
      borrowings                                             4,852        5,376
  Advance deposits by borrowers for
      taxes and insurance                                    3,171        1,427
  Accrued interest on savings and other deposits             1,782        2,050
  Other accrued expenses and liabilities                     1,327        1,003
  Guaranteed preferred beneficial interest in
       Company's debentures                                 10,250       10,250
                                                         ---------    ---------
       Total Liabilities                                   513,839      513,622

Stockholders' equity (Notes 3 and 4):
  Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,219,810
      and 2,212,336 shares issued, respectively                 22           22
  Treasury stock, at cost - 114,092 and 117,232 shares      (1,640)      (1,680)
  Additional paid-in capital                                14,601       14,524
  Retained earnings - substantially restricted              20,781       20,106
  Accumulated other comprehensive income (loss),
      net of tax                                              (906)      (3,385)
                                                         ---------    ---------
      Total Stockholders' Equity                            32,858       29,587
                                                         ---------    ---------
      Total Liabilities and Stockholders' Equity         $ 546,697    $ 543,209
                                                         =========    =========

See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                            Three Months Ended
                                                          ----------------------
                                                               December 31,
                                                               ------------
                                                            2000          1999
                                                          -------       -------
Interest income:
   Loans                                                  $ 6,727       $ 5,532
   Mortgage-backed securities                               1,441         1,548
   Investment securities                                    1,536         1,364
   Deposits with other institutions                            12            10
                                                          -------       -------
      Total interest income                                 9,716         8,454
                                                          -------       -------
Interest expense:
   Savings deposits                                         3,142         2,543
   Guaranteed preferred beneficial interest
      in subordinated debt                                    256           256
   Borrowed funds                                           3,372         2,434
                                                          -------       -------
      Total interest expense                                6,770         5,233
                                                          -------       -------
Net interest income before provision
   for loan losses                                          2,946         3,221
Provision for loan losses                                      90           120
                                                          -------       -------
Net interest income after provision
   for loan losses                                          2,856         3,101
                                                          -------       -------

Other income:
   Loan service charges and fees                               69            59
   Gain (loss) on sale of investment
      and mortgage-backed securities, net                      (2)           (2)
   Gain (loss) on sale of loans                                 -             2
   Deposit service charges and fees                           163           171
   Other operating income                                     218           202
                                                          -------       -------
      Total other income                                      448           432
                                                          -------       -------
Operating expenses:
   Compensation and employee benefits                       1,300         1,231
   Occupancy and equipment expense                            213           170
   Depreciation and amortization                              156           141
   Federal insurance premiums                                  15            40
   (Gain) loss on real estate owned, net                       (7)           21
   Intangible amortization                                     29             -
   Other operating expenses                                   461           446
                                                          -------       -------
      Total operating expenses                              2,167         2,049
                                                          -------       -------

Income before income tax provision                          1,137         1,484
Income tax provision                                          250           419
                                                          -------       -------
Net income                                                $   887       $ 1,065
                                                          =======       =======
Basic earnings per common share (Note 3)                  $  0.42       $  0.50
                                                          =======       =======
Diluted earnings per common share (Note 3)                $  0.42       $  0.50
                                                          =======       =======
Dividends per common share                                $  0.10       $  0.09
                                                          =======       =======

See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                                 (in thousands)

                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                               2000       1999
                                                                            --------    --------
Operating Activities:
---------------------
     Net income                                                             $    887    $  1,065
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                                90         120
         (Gain) loss on real estate owned                                         (7)         21
         Depreciation of premises and equipment                                  156         141
         Deferred loan fee amortization                                          (45)        (44)
         Amortization of investment and mortgage-backed securities
            discounts/premiums, net                                               16          49
         Amortization of intangibles                                              29           -
         Net loss on sale of investment and mortgage-backed securities             2           2
         Net (gain) on sale of loans                                               -          (2)
         Origination of loans held-for-sale                                      (59)          -
         Proceeds from sale of loans held-for-sale                                60           -
         (Increase) decrease in interest receivable                             (263)         14
         (Increase) decrease in prepaid income taxes                            (202)        277
         Increase (decrease) in interest payable                                (268)        (38)
         Other changes, net                                                      268          67
                                                                            --------    --------
        Net cash provided by operating activities                                664       1,672
                                                                            --------    --------
Investing Activities:
---------------------

     Proceeds from sales of investment securities available-for-sale           2,129       1,001
     Proceeds from maturities and principal repayments of
        Investment securities available-for-sale                                 302       1,003
     Purchases of investment securities available-for-sale                    (1,698)     (3,943)
     Proceeds from sales of mortgage-backed securities available-for-sale      3,251           -
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                   2,404       2,998
     Purchases of mortgage-backed securities available-for-sale                 (997)          -
     Purchases of investment securities held-to-maturity                      (1,974)     (1,660)
     Purchases of mortgage-backed securities held-to-maturity                 (4,360)     (1,974)
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                               738         619
     Net (increase) in loans                                                    (535)     (9,145)
     Proceeds from sale of other loans                                             -         228
     Additions to office premises and equipment                                 (122)       (137)
  Net purchases of FHLB Stock                                                      -        (420)
                                                                            --------    --------
  Net cash (used) by investing activities                                       (862)    (11,430)
                                                                            --------    --------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
                                 (in thousands)

                                                       Three Months Ended December31,
                                                              2000        1999
                                                            -------     -------
Financing Activities:
---------------------
Net increase in savings and time deposits                     8,576       3,909
Increase (decrease) in reverse repurchase agreements and
  other borrowings                                             (524)        133
Net increase (decrease) in FHLB advances                     (9,635)     10,400
Increase in advance deposits by borrowers for
  taxes and insurance                                         1,744       1,482
Cash dividends paid                                            (211)       (198)
Stock options exercised                                          64          23
Proceeds from sale of stock                                      13          21
Purchase of treasury stock                                      (54)       (633)
                                                            -------     -------
Net cash provided (used) by financing activities                (27)     15,137
                                                            -------     -------
Increase (decrease) in cash and cash equivalents               (225)      5,379

Cash and cash equivalents at beginning of period              8,191       4,668
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 7,966     $10,047
                                                            =======     =======


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                 $ 7,038     $ 5,271
  Income taxes                                              $   453     $   142
                                                            -------     -------
Transfer of loans to real estate owned                      $   181     $   160
                                                            =======     =======

See accompanying notes to financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                 (in thousands)

                                                                                          Accumulated
                                                                                            Other
                                                    Additional                           Comprehensive
                                             Common  Paid-in    Treasury   Retained      Income (Loss)
                                             Stock   Capital      Stock    Earnings        Net of Tax       Total
                                             -----------------------------------------------------------------------
Balance at September 30, 2000                $  22   $14,524     $(1,680)  $20,106          $(3,385)       $29,587


Comprehensive income:
     Net income                                                                887                             887
     Other comprehensive income,
       net of tax of $1,276                                                                   2,479          2,479
                                             -----   -------     -------   -------          -------        -------

Total comprehensive income (loss)               --        --          --       887            2,479          3,366
  Cash dividends paid                                                         (211)                           (211)
  Treasury stock purchased -
       5,000 shares                                                  (54)                                      (54)
  Sale of stock through Dividend
     Reinvestment Plan                                    13                                                    13
  Contribution of treasury stock to
     Employee Stock Ownership Plan                                    94        (1)                             93

   Stock options exercised                                64                                                    64
                                             -----   -------     -------   -------          -------        -------
Balance at December 31, 2000                 $  22   $14,601     $(1,640)  $20,781          $  (906)       $32,858
                                             =====   =======     =======   =======          =======        =======


                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                    September 30, 2000 and December 31, 2000

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2000. The results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or any other period.

(3) Earnings Per Share
    ------------------
Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average shares and per share amounts reflect the 10% stock dividend paid on November 28, 2000. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):


                                                      Three Months Ended
                                                         December 31,
                                                      2000           1999
                                                     ------         ------
Numerator:
Net Income                                           $  887         $1,065
                                                     ------         ------
  Numerator for basic and diluted
  earnings per share                                 $  887         $1,065
                                                     ------         ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares                     2,098          2,110
Effect of dilutive securities:
  Employee stock options                                 16             22
                                                     ------         ------
Denominator for diluted earnings per share -
weighted average shares                               2,114          2,132
                                                     ------         ------
Basic earnings per share                             $  .42         $  .50
                                                     ------         ------
Diluted earnings per share                           $  .42         $  .50
                                                     ------         ------

(4) Securities
    ----------
The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as other comprehensive income in stockholders' equity. Unrealized losses of $906,000, net of tax, on investments classified as available-for-sale are recorded at December 31, 2000.

(5) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):

                                           December 31,  September 30,
                                               2000          2000
                                           ------------  -------------
First  mortgage loans:
               Conventional:
                   1-4 family dwellings      $ 203,418    $ 207,853
                   Multi-family dwellings        5,454        5,282
               Commercial                       27,695       22,706
               Construction                      9,177       10,900
                                             ---------    ---------
                                               245,744      246,741
                                             ---------    ---------
Less:
               Loans in process                 (5,907)      (6,558)
               Unearned discounts and fees      (1,996)      (2,033)
                                             ---------    ---------
                                               237,841      238,150
                                             ---------    ---------
Installment Loans:
               Home equity                      64,969       64,215
               Consumer loans                    2,115        2,314
               Other                             2,220        2,085
                                             ---------    ---------
                                                69,304       68,614
                                             ---------    ---------
Commercial business loans and leases:
               Commercial business loans        27,579       27,461
               Commercial leases                 6,000        6,123
                                             ---------    ---------
                                                33,579       33,584
                                             ---------    ---------

Less:  Allowance for loan losses                (2,797)      (2,910)
                                             ---------    ---------

               Loans receivable, net         $ 337,927    $ 337,438
                                             ---------    ---------

(6) Changes in the allowance for loan losses for the three months ended December 31, 2000 and 1999 are as follows (dollar amounts in thousands):

                                                2000       1999
                                              -------    -------
Balance at September 30,                      $ 2,910    $ 2,477
Provision for loan losses                          90        120
Charge-offs                                      (212)      (151)
Recoveries                                          9         18
                                              -------    -------
Balance at December 31,                       $ 2,797    $ 2,464
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

At December 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $409,000. Included in this amount is $409,000 of impaired loans for which the related allowance for loan losses is $117,000, and no impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended December 31, 2000 was $485,000. For the three months ended December 31, 2000, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.

(7) Comprehensive Income
    --------------------
Total comprehensive income (loss) amounted to the following for the three-month periods ended December 31,

                                                                     (in thousands)
                                                                      2000      1999
                                                                   -------   -------

Net income                                                         $   887   $ 1,065

Change in unrealized gains (losses) on investment securities and
mortgaged-backed securities available for sale, net of taxes         2,479    (1,650)
                                                                   -------   -------

Comprehensive income (loss)                                        $ 3,366   $  (585)
                                                                   =======   =======

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

Fidelity Bancorp, Inc.'s (the "Company") business is conducted principally through Fidelity Bank (the "Bank"). All references to the company refer collectively to the Company and the Bank, unless the context indicates otherwise.

Comparison of Financial Condition
---------------------------------

Total assets and liabilities of the Company at December 31, 2000 remained relatively unchanged from September 30, 2000. Significant changes in individual categories were increases in investment securities held-to-maturity of $2.0 million, investment securities available-for-sale of $1.7 million and mortgage-backed securities held-to-maturity of $3.6 million and a decrease in mortgage-backed securities available-for-sale of $3.4 million. Changes in investment securities and mortgage-backed securities available-for-sale reflect, in part, market value changes at December 31, 2000.

Significant changes in liabilities were increases in savings and time deposit of $8.6 million and advance deposits by borrowers for taxes and insurance of $1.7 million, and a decrease in Federal Home Loan Bank advances of $9.6 million. The increase in advance deposits by borrowers for taxes and insurance primarily reflects the timing of such payments being made to taxing authorities.

Stockholders' equity increased $3.3 million or 11.1% to $32.9 million at December 31, 2000, compared to September 30, 2000. This result reflects net income for the three-month period ended December 31, 2000 of $887,000, stock options exercised of $64,000, stock issued under the Dividend Reinvestment Plan of $13,000, a decrease in accumulated other comprehensive loss, net of tax, on securities available-for-sale of $2.5 million, and a decrease in treasury stock of $40,000. Offsetting these increases were common stock cash dividends paid of $211,000.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Company did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented. (Dollar amounts in thousands):

                                                December 31,    September 30,
                                                    2000            2000
                                                -----------     -------------

Non-accrual residential real estate loans
    (one-to-four family)                           $  591          $  520

Non-accrual construction, multi family
    residential and commercial real estate loans      545             624

Non-accrual installment and commercial
    business loans                                    798             817
                                                   ------          ------

Total non-performing loans                         $1,934          $1,961
                                                   ======          ======

Total non-performing loans as a percent of
    net loans receivable                              .57%            .58%
                                                   ======          ======

Total real estate owned, net of related
    reserves                                       $  205          $  181
                                                   ======          ======

Total non-performing loans and real estate
    owned as a percent of total assets                .39%            .39%
                                                   ======          ======


Included in non-performing loans at December 31, 2000 are 11 single-family residential real estate loans totaling $591,000, seven commercial real estate loans totaling $545,000, 41 home equity and installment loans totaling $460,000, and seven commercial business loans and lease totaling $338,000.

At December 31, 2000, the Company had an allowance for loan losses of $2.8 million or .83% of net loans receivable, as compared to an allowance of $2.9 million or .86% of net loans receivable at September 30, 2000. The allowance for loan losses equals 144.6% of non-performing loans at December 31, 2000.

Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at December 31, 2000 is appropriate. See also "Provision for Loan Losses."

                       Comparison of Results of Operations
                       -----------------------------------
              for the Three Months Ended December 31, 2000 and 1999
              -----------------------------------------------------

Net Income
----------

Net income for the three months ended December 31, 2000 was $887,000 compared to $1.065 million for the same period in 1999, a decrease of $178,000 or 16.7%. The decrease reflects a decrease in net interest income of $275,000 or 8.5% and an increase in other operating expenses of $118,000 or 5.8%. Partially offsetting these factors was a decrease in the provision for loan losses of $30,000 or 25.0%, an increase in other income of $16,000 or 3.7% and a decrease in the provision for income taxes of $169,000 or 40.3%.

Interest Rate Spread
--------------------

The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.33% in the three months ended December 31, 2000 from 2.89% in the same period in 1999. The following table shows the average yields earned on the
Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                Three Months Ended
                                                   December 31,
                                                 2000       1999
                                                -------    -------
Average yield on:
  Mortgage loans                                   7.53%      7.61%
  Mortgage-backed securities                       6.80       6.52
  Installment loans                                8.32       8.10
  Commercial business loans                        9.56       9.06
  Interest -earning deposits with other
  institutions, investment securities, and
  FHLB stock (1)                                   7.19       6.84
                                                -------    -------
  Total interest-earning assets                    7.59       7.39
                                                -------    -------

Average rates paid on:
  Savings deposits                                 4.26       3.76
  Borrowed funds                                   6.66       5.28
                                                -------    -------
  Total interest-bearing liabilities               5.26       4.50
                                                -------    -------

Average interest rate spread                       2.33%      2.89%
                                                =======    =======

Net yield on interest-earning assets               2.41%      2.93%
                                                =======    =======

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%

Interest Income
---------------

Interest on loans increased $1.2 million or 21.6% to $6.7 million for the three months ended December 31, 2000, compared to the same period in 1999. The increase reflects an increase in the average loan balance outstanding during 2000 of $59.3 million, as well as an increase in the net yield earned on the loan portfolio. The increase in the average balance of the loan portfolio in the fiscal 2001 period reflects both $31.4 million of net loans acquired with the purchase of Pennwood Bancorp, Inc., as well as the continued origination and retention of loans in the Company's primary market areas.

Interest on mortgage-backed securities decreased $107,000 or 6.9% to $1.4 million for the three months ended December 31, 2000, as compared to the same period in 1999. The decrease for the three month period ended December 31, 2000, reflects a decrease in the average balance of mortgage-backed securities owned in the fiscal 2001 period, partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities increased $174,000 or 12.7% to $1.5 million for the three month period ended December 31, 2000, as compared to the same period in 1999. The increase for the three month period ended December 31, 2000, reflects both an increase in the average balance in the portfolio and an increase in the yield earned on these investments.

Interest Expense
----------------

Interest on savings and time deposits increased $599,000 or 23.6% to $3.1 million for the three month period ended December 31, 2000, as compared to the same period in fiscal 1999. The increase for the three month period in fiscal 2001,as compared to the prior year, reflects an increase in the average balance of savings and time deposits, as well as an increase in the average cost of deposits. The increase in the average balance of deposits also reflects the approximately $14.5 million of deposits assumed from the new Bellevue branch.

Interest on borrowed funds increased $938,000 or 38.5% to $3.4 million for the three month period ended December 31, 2000, as compared to the same period in 1999. The increase for the period in fiscal 2001 reflects an increase in Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements outstanding during the fiscal 2001 periods, as well as an increase in the cost of those borrowings. The Bank continues to rely on these advances and repurchase agreements as cost effective wholesale funding sources.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Bank's net interest income before provision for loan losses decreased $275,000 or 8.5% to $2.9 million for the three month period ended December 31, 2000, as compared to the same period in 1999. The decrease for the period is primarily attributable to a decrease in the spread earned, partially offset by an increase in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased $30,000 or 25.0% to $90,000 for the three month period ended December 31, 2000, as compared to the same period in 1999. The provision for both years reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. Based on this evaluation, the allowance for loan losses has increased from $2.5 million at December 31, 1999 to $2.8 million at December 31, 2000. Loan charge-offs, net of recoveries, were $203,000 and $133,000 for the three months ended December 31, 2000 and 1999, respectively.

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

Other Income and Operating Expenses
-----------------------------------

Other income increased $16,000 to $448,000 for the three month period ended December 31, 2000, from $432,000 for the same period in 1999. Operating expenses increased $118,000 to $2.167 million for the three months ended December 31, 2000, from $2.049 million for the same period in 1999. Increases in other income and operating expenses for the current period were primarily due to the new Bellevue branch.

Income Taxes
------------

Income taxes decreased $169,000 or 16.7% to $250,000 for the three month period ended December 31, 2000, compared to the same period in 1999. The decrease in taxes for the three month period ended December 31, 2000, as compared to the same period in the prior year, results from a decrease in taxable income, as well as a reduction in the level of income subject to state income tax.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2000, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.27% and total risk-based capital as a percentage of risk-weighted assets of 13.09%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2000, the Company had a Leverage Ratio of 7.75%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2000, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.65% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2000, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 11.28%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2000, the total of approved loan commitments amounted to $2.1 million. In addition, the Company had $5.9 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $101.6 million, a substantial portion of which management believes, on the basis of prior experience, will remain in the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           There  have  been  no  material  changes  in  information   regarding
           quantitative and qualitative disclosures about market risk at December 31, 2000, from the information presented under the caption, Management's Discussion and Analysis of financial Condition and Results of Operations - Asset and Liability Management, as Exhibit 13 to the Form 10-K for September 30, 2000.

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

              The following exhibits are filed as part of this Report:

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

         (b) Reports on Form 8-K
                    None

----------------------------------------
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997
(3) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(4) Incorporated by reference from an exhibit in Form 10-K filed with the SEC on December 29, 1998.
(5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(6)  Incorporated  by  reference  from an Exhibit in Form 10-Q on  February  14,
     2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 FIDELITY BANCORP, INC.



Date:   February 12, 2001        By:   /s/ William L. Windisch
                                       -----------------------------------------
                                       William L. Windisch
                                       Chairman and Chief Executive Officer


Date:   February 12, 2001        By:   /s/ Richard G. Spencer
                                       -----------------------------------------
                                       Richard G. Spencer
                                       President and Chief Financial Officer