Form 10-Q
period 2001-03-31
FIDELITY BANCORP INC
filed 2001-05-14
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001
                                        --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________________ to ________________

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
Yes  X    No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,068,155 shares, par value
$0.01, at April 30, 2001                             ---------------------------
------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index


Part I - Financial Information                                                                              Page
------------------------------                                                                              ----
Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of March 31, 2001 and
               September 30, 2000                                                                              1

               Consolidated Statements of Income for the Three and Six Months Ended  March 31,
               2001 and 2000                                                                                   2

               Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2001 and
               2000                                                                                          3-4

               Consolidated  Statements of Changes in Stockholders' Equity for the Six Months Ended
               March 31, 2000 and 2001                                                                         5

               Notes to Consolidated Financial Statements                                                      6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                      9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                     15


Part II - Other Information
---------------------------

Item l.        Legal Proceedings                                                                              16

Item 2.        Changes in Securities                                                                          16

Item 3.        Defaults Upon Senior Securities                                                                16

Item 4.        Submission of Matters to a Vote of Security Holders                                            16

Item 5.        Other Information                                                                              16

Item 6.        Exhibits and Reports on Form 8-K                                                               17

Signatures                                                                                                    18


Part I - Financial Information
Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                               March 31,  September 30,
              Assets                                              2001        2000
              ------                                           ---------    ---------
Cash and amounts due from
   depository institutions                                     $   7,936    $   7,119
Interest-earning demand deposits with
   other institutions                                                419        1,072
Investment securities held-to-maturity                            15,174        9,936
Investment securities available-for-sale                          79,603       74,062
Mortgage-backed securities held-to-maturity                       20,627       12,449
Mortgage-backed securities available-for-sale                     67,473       71,601
Loans receivable, net  (Notes 5 and 6)                           335,458      337,438
Loans held for sale                                                  860         --
Real estate owned, net                                               224          181
Federal Home Loan Bank stock - at cost                            10,764       10,764
Accrued interest receivable, net                                   3,225        3,143
Office premises and equipment, net                                 5,537        5,576
Deferred tax asset                                                 1,478        3,444
Goodwill and other intangible assets                               1,669        1,710
Prepaid income taxes                                                 541           35
Prepaid expenses and other assets                                  4,721        4,679
                                                               ---------    ---------
       Total Assets                                            $ 555,709    $ 543,209
                                                               =========    =========
         Liabilities and Net worth
         -------------------------
Liabilities:
   Savings and time deposits                                   $ 309,041    $ 290,631
   Federal Home Loan Bank advances                               190,505      202,885
   Reverse repurchase agreements and other
      borrowings                                                   5,585        5,376
   Advance deposits by borrowers for
      taxes and insurance                                          2,760        1,427
   Accrued interest on savings and other deposits                  1,747        2,050
   Other accrued expenses and liabilities                          1,343        1,003
   Guaranteed preferred beneficial interest in
       Company's debentures                                       10,250       10,250
                                                               ---------    ---------
       Total Liabilities                                         521,231      513,622
                                                               ---------    ---------
Stockholders' equity (Notes 3 and 4):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,224,480
      and 2,212,336 shares issued, respectively                       22           22
   Treasury stock, at cost - 149,092 and 117,232 shares           (2,100)      (1,680)
   Additional paid-in capital                                     14,645       14,524
   Retained earnings - substantially restricted                   21,479       20,106

   Accumulated other comprehensive income (loss), net of tax         432       (3,385)
                                                               ---------    ---------
       Total Stockholders' Equity                                 34,478       29,587
                                                               ---------    ---------
       Total Liabilities and Stockholders' Equity              $ 555,709    $ 543,209
                                                               =========    =========

See accompanying notes to consolidated financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                              Three Months Ended  Six Months Ended
                                                  March 31,           March 31,
                                                  ---------           ---------
                                               2001      2000      2001      2000
                                              -------   -------   -------   -------
Interest income:
   Loans                                      $ 6,687   $ 5,665   $13,414   $11,197
   Mortgage-backed securities                   1,415     1,536     2,856     3,084
   Investment securities                        1,604     1,528     3,140     2,892
   Deposits with other institutions                13         7        24        17
                                              -------   -------   -------   -------
      Total interest income                     9,719     8,736    19,434    17,190
                                              -------   -------   -------   -------
Interest expense:
   Savings deposits                             3,224     2,644     6,366     5,187
   Guaranteed preferred beneficial interest
      in subordinated debt                        256       256       512       512
   Borrowed funds                               3,138     2,768     6,509     5,202
                                              -------   -------   -------   -------
      Total interest expense                    6,618     5,668    13,387    10,901
                                              -------   -------   -------   -------

Net interest income before provision
   for loan losses                              3,101     3,068     6,047     6,289
Provision for loan losses                         110       120       200       240
                                              -------   -------   -------   -------
Net interest income after provision
   for loan losses                              2,991     2,948     5,847     6,049
                                              -------   -------   -------   -------
Other income:
   Loan service charges and fees                   59        39       128        98
   Gain on sale of investment and
      mortgage-backed securities, net              31        86        30        84
   Gain on sale of loans                            4         3         4         5
   Deposit service charges and fees               153       154       316       325
   Other operating income                         223       201       440       403
                                              -------   -------   -------   -------
      Total other income                          470       483       918       915
                                              -------   -------   -------   -------
Operating expenses:
   Compensation and employee benefits           1,317     1,200     2,617     2,431
   Occupancy and equipment expense                245       174       459       344
   Depreciation and amortization                  158       146       315       287
   Federal insurance premiums                      14        14        30        54
   Loss on real estate owned, net                   8         3         1        24
   Intangible amortization                         29         -        57         -
   Other operating expenses                       528       492       988       938
                                              -------   -------   -------   -------
      Total operating expenses                  2,299     2,029     4,467     4,078
                                              -------   -------   -------   -------

Income before income tax provision              1,162     1,402     2,298     2,886
Income tax provision                              256       389       506       808
                                              -------   -------   -------   -------
Net income                                    $   906   $ 1,013   $ 1,792   $ 2,078
                                              =======   =======   =======   =======
Basic earnings per common share (Note 3)      $   .43   $   .49   $   .86   $   .99
                                              =======   =======   =======   =======
Diluted earnings per common share (Note 3)    $   .43   $   .48   $   .84   $   .98
                                              =======   =======   =======   =======
Dividends per common share                    $   .10   $   .09   $   .20   $   .18
                                              =======   =======   =======   =======

See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                                                         Six Months Ended March 31,
                                                                                                             2001        2000
                                                                                                          --------    --------
Operating Activities:
     Net income                                                                                           $  1,792    $  2,078
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                                                             200         240
         (Gain) loss on real estate owned                                                                        1          24
         Depreciation of premises and equipment                                                                315         287
         Deferred loan fee amortization                                                                        (95)        (82)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                                               20          97
         Amortization of intangibles                                                                            57           -
         Net (gain) loss on sale of investment securities                                                      (93)        (84)
         Net (gain) loss on sale of mortgage-backed securities                                                  63           -
         Net (gain) loss  on sale of loans                                                                      (4)         (5)
         Origination of loans held-for-sale                                                                 (1,614)          -
         Proceeds from sale of loans held-for-sale                                                             758           -
         (Increase) decrease in interest receivable                                                            (82)        (86)
         Increase (decrease) in accrued income taxes                                                          (507)        229
         Increase (decrease) in interest payable                                                               (93)         41
         Other changes, net                                                                                    119        (167)
                                                                                                          --------    --------
        Net cash provided (used) by operating activities                                                       837       2,572
                                                                                                          --------    --------
Investing Activities:
---------------------

     Proceeds from sales of investment securities available-for-sale                                         3,796       2,223
     Proceeds from maturities and principal repayments of
        Investment securities available-for-sale                                                               427       1,002
     Purchases of investment securities available-for-sale                                                  (6,013)     (9,282)
     Proceeds from sales of mortgage-backed securities available-for-sale                                    3,252           -
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                                                 4,919       5,253
     Purchases of mortgage-backed securities available-for-sale                                             (2,002)          -
     Purchases of investment securities held-to-maturity                                                    (5,227)     (3,211)
     Purchases of mortgage-backed securities held-to-maturity                                               (9,771)     (1,974)
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                                                           1,583       1,375
     Net (increase) decrease in loans                                                                        1,876     (22,347)
     Proceeds from sale of other loans                                                                           -         698
     Additions to office premises and equipment                                                               (275)       (223)
     Net purchases of FHLB Stock                                                                                 -        (843)
                                                                                                          --------    --------

     Net cash provided (used) by investing activities                                                       (7,435)    (27,329)
                                                                                                          --------    --------


                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -------------------------------------------------
                                 (in thousands)

                                                         Six Months Ended March 31,
                                                             2001        2000
                                                           --------    --------
Financing Activities:
---------------------
Net increase (decrease) in savings and time deposits         18,410       7,375
Increase (decrease) in reverse repurchase agreements and
  other borrowings                                              210         912
Net increase (decrease) in FHLB advances                    (12,380)     18,124
Increase in advance payments by borrowers for
  taxes and insurance                                         1,333       1,559
Cash dividends paid                                            (418)       (382)
Stock options exercised                                          92          65
Proceeds from sale of stock                                      29          43
Purchase of treasury stock                                     (514)       (727)
                                                           --------    --------
Net cash provided (used) by financing activities              6,762      26,969
                                                           --------    --------
Increase (decrease) in cash and cash equivalents                164       2,212

Cash and cash equivalents at beginning of period              8,191       4,668
                                                           --------    --------
Cash and cash equivalents at end of period                 $  8,355    $  6,880
                                                           ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                $ 13,480    $ 10,861
  Income taxes                                             $  1,088    $    579
                                                           --------    --------
Transfer of loans to real estate owned                     $    349    $    330
                                                           --------    --------

See accompanying notes to consolidated financial statements.

                          FIDELITY BANCORP, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                      (in thousands)

                                                                                      Accumulated
                                                                                         Other
                                                    Additional                       Comprehensive
                                            Common   Paid-in    Treasury  Retained   Income (Loss)
                                            Stock    Capital     Stock    Earnings   Net of Tax        Total
                                            -----    -------     -----    --------   -------------     -----

Balance at September 30, 1999               $  20   $ 14,305    $  (953)  $ 16,736     $ (4,062)     $  26,046
Comprehensive income:
     Net income                                                              2,078                       2,078
     Other comprehensive loss,
       net of tax of ($440)                                                              (1,112)        (1,112)
                                            -----   --------    -------   --------     --------       --------
Total comprehensive income (loss)              --         --         --      2,078       (1,112)           966

Cash dividends paid                                                           (382)                       (382)
Treasury stock purchased -
   5,000 shares                                                    (727)                                  (727)
 Sale of stock through Dividend
    Reinvestment Plan                                     43                                                43

 Stock options exercised                                  65                                                65
                                            -----   --------    -------   --------     --------       --------
Balance at March 31, 2000                   $  20   $ 14,413    $(1,680)  $ 18,432     $ (5,174)      $ 26,011
                                            =====   ========    =======   ========     ========       ========



Balance at September 30, 2000               $  22   $ 14,524    $(1,680)  $ 20,106     $ (3,385)       $29,587

Comprehensive income:
     Net income                                                              1,792                       1,792
     Other comprehensive income,
       net of tax of $1,977                                                               3,817          3,817
                                            -----   --------    -------   --------     --------       --------
Total comprehensive income                     --         --         --      1,792        3,817          5,609

    Cash dividends paid                                                       (418)                       (418)

    Treasury stock purchased -
       40,000 shares                                               (514)                                  (514)

    Contribution of stock to ESOP -
         8,140 shares                                                94         (1)                         93

    Sale of stock through Dividend
       Reinvestment Plan                                  29                                                29

  Stock options exercised                                 92                                                92
                                            -----   --------    -------   --------     --------       --------

Balance at March 31, 2001                   $  22   $ 14,645    $(2,100)  $ 21,479     $    432       $ 34,478
                                            =====   ========    =======   ========     ========       ========


                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                      September 30, 2000 and March 31, 2001

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2000. The results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or any future interim period.

(3) Earnings Per Share
    ------------------
Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividend paid on November 28, 2000. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                             Three Months Ended      Six Months Ended
                                                  March 31,               March 31,
                                                2001     2000          2001     2000
                                               ------   ------        ------   ------
Numerator:
Net Income                                     $  906   $1,013        $1,792   $2,078
                                               ------   ------        ------   ------
  Numerator for basic and diluted
  earnings per share                           $  906   $1,013        $1,792   $2,078
                                               ------   ------        ------   ------
Denominator:
  Denominator for basic earnings per            2,091    2,083         2,093    2,098
  share - weighted average shares
Effect of dilutive securities:
  Employee stock options                           38       18            38       26
                                               ------   ------        ------   ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                2,129    2,101         2,131    2,124
                                               ------   ------        ------   ------
Basic earnings per share                       $  .43   $  .49        $  .86   $  .99
                                               ------   ------        ------   ------
Diluted earnings per share                     $  .43   $  .48        $  .84   $  .98
                                               ------   ------        ------   ------

(4) Securities
    ----------
The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as other comprehensive income in stockholders' equity. Unrealized gains of $432,000, net of tax, on investments classified as available-for-sale are recorded at March 31, 2001. The Company had no securities classified as trading as of March 31, 2001 and September 30, 2000.

(5) Loans Receivable
    ----------
         Loans receivable are comprised of the following (dollar amounts in thousands):

                                             March 31,        September 30,
                                                2001             2000
                                            -----------       -------------
First  mortgage loans:
               Conventional:
                   1-4 family dwellings      $ 198,794          $ 207,853
                   Multi-family dwellings        6,909              5,282
               Commercial                       28,424             22,706
               Construction                     11,415             10,900
                                             ---------          ---------
                                               245,542            246,741
                                             ---------          ---------
Less:
               Loans in process                 (8,197)            (6,558)
               Unearned discounts and fees      (1,972)            (2,033)
                                             ---------          ---------
                                               235,373            238,150
                                             ---------          ---------
Installment Loans:
               Home equity                      63,526             64,215
               Consumer loans                    1,972              2,314
               Other                             1,953              2,085
                                             ---------          ---------
                                                67,451             68,614
                                             ---------          ---------
Commercial business loans and leases:
               Commercial business loans        29,792             27,461
               Commercial leases                 5,758              6,123
                                             ---------          ---------
                                                35,550             33,584
                                             ---------          ---------

Less:  Allowance for loan losses                (2,916)            (2,910)
                                             ---------          ---------

               Loans receivable, net         $ 335,458          $ 337,438
                                             ---------          ---------

(6) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the six months ended March 31, 2001 and the fiscal year ended September 30, 2000 are as follows (dollar amounts in thousands):

                                                            March 31,    September 30,
                                                           ----------    -------------
                                                              2001           2000
                                                            -------         ------
Balance at beginning of period                              $ 2,910         $ 2,477
Allowance for loan losses of Pennwood Bancorp, Inc.               -             358
Provision for loan losses                                       200             470
Charge-offs                                                    (308)           (425)
Recoveries                                                      114              30
                                                             ------          ------
Balance at end of period                                     $2,916          $2,910
                                                             ------          ------

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

At March 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $409,000. Included in this amount is $409,000 of impaired loans for which the related allowance for loan losses is $117,000, and no impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended March 31, 2001 was $459,000. For the six months ended March 31, 2001, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.

(7) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three and six-month periods ended March 31 (dollar amounts in thousands):

                                                    Three Months Ended     Six Months Ended
                                                        March 31,               March 31,
                                                       2001     2000           2001     2000
                                                      ------   ------         ------   ------

Net Income                                            $  906   $1,013         $1,792   $2,078
Change in unrealized gains (losses) on investment
securities and mortgage-backed securities available
for sale, net of taxes
                                                      $1,339   $2,327         $3,817   $  677
                                                      ------   ------         ------   ------

Comprehensive income (loss)                           $2,245   $3,340         $5,609   $2,755
                                                      ======   ======         ======   ======

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

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $12.5 million or 2.3% to $555.7 million at March 31, 2001 from $543.2 million at September 30, 2000. Significant changes in individual categories were increases in mortgage-backed securities held-to-maturity of $8.2 million, investment securities available-for-sale of $5.5 million, investment securities held-to-maturity of $5.2 million and a decrease in mortgage-backed securities available-for-sale of $4.1 million and net loans of $2.0 million. Interest rates declined during the six-month period ending March 31, 2001, and as a result, the Company experienced an increase in loan and mortgage-backed security prepayments and loan refinancing activity.

Total liabilities of the Bank increased by $7.6 million or 1.5% to $521.2 million at March 31, 2001 from $513.6 million at September 30, 2000. The increase primarily reflects a $18.4 million increase in savings and time deposits offset by a $12.4 million decrease in Federal Home Loan Bank advances. The Company believes that the stock market volatility drove more investors to FDIC insured deposit products, thereby reducing the Company's need for wholesale funding sources such as FHLB advances.

Stockholders' equity increased $4.9 million or 16.5% to $34.5 million at March 31, 2001, compared to $29.6 million at September 30, 2000. This result reflects net income for the six month period ended March 31, 2001 of $1.792 million, a decrease of accumulated other comprehensive loss of $3.8 million, stock options exercised of $92,000, stock issued under the Dividend Reinvestment Plan of $29,000, and stock contributed to the Employee Stock Ownership Plan of $94,000. Offsetting these increases were common stock cash dividends paid of $418,000 and the purchase of treasury stock at cost for $514,000. Accumulated other comprehensive loss decreased from September 30, 2000 as a result of changes in the net unrealized loss on the available-for-sale securities due to the fluctuations in interest rates. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year end period.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented (dollar amounts in thousands).


                                                  March 31,      September 30,
                                                     2001             2000
                                                   ------           ------

Non-accrual residential real estate loans
    (one-to-four family)                           $  578           $  520

Non-accrual construction, multi family
    residential and commercial real estate loans      392              624

Non-accrual installment and commercial
    business loans                                  1,026              817
                                                   ------           ------

Total non-performing loans                         $1,996           $1,961
                                                   ======           ======

Total non-performing loans as a percent of
    net loans receivable                              .60%             .58%
                                                   ======           ======

Total real estate owned, net of related
    reserves                                       $  224           $  181
                                                   ======           ======

Total non-performing loans and real estate
    owned as a percent of total assets                .40%             .39%
                                                   ======           ======


Included in non-performing loans at March 31, 2001 are 11 single-family residential real estate loans totaling $578,000, five commercial real estate loans totaling $392,000, 25 home equity and installment loans totaling $499,000, five commercial business loans totaling $509,000 and two commercial business leases totaling $18,000.

At March 31, 2001, the Company had an allowance for loan losses of $2.9 million or .87% of net loans receivable, as compared to an allowance of $2.9 million or
 .86% of net loans receivable at September 30, 2000. The allowance for loan losses equals 146.1% of non-performing loans at March 31, 2001.

Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 2001 is appropriate. See also "Provision for Loan Losses."

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Six Months Ended March 31, 2001 and 2000
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended March 31, 2001 was $906,000 compared to $1.013 million for the same period in 2000, a decrease of $107,000 or 10.6 %. The decrease reflects a decrease in other income of $13,000 or 2.7% and an increase in other operating expenses of $269,000 or 13.3%. Partially offsetting these factors was an increase in net interest income of $33,000 or 1.1%, a decrease in the provision for loan losses of $10,000 or 8.3% and a decrease in the provision for income taxes of $133,000 or 34.2%.

Net income for the six months ended March 31, 2001 was $1.792 million compared to $2.078 million for the same period in 2000, a decrease of $286,000 or 13.8%. The decrease reflects a decrease in net interest income of $242,000 or 3.6% and an increase in other operating expenses of $389,000 or 9.5%. Partially offsetting these factors was a decrease in the provision for loan losses of $40,000 or 16.7%, an increase in other income of $3,000 or .3% and a decrease in the provision for income taxes of $302,000 or 37.4%.

Interest Rate Spread
--------------------

The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.28% in the three months ended March 31, 2001 from 2.46% in the same period in 2000. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                Three Months Ended
                                                    March 31,
                                                  2001       2000
                                                -------    -------
Average yield on:
  Mortgage loans                                   7.60%      7.45%
  Mortgage-backed securities                       6.60       6.71
  Installment loans                                8.19       8.11
  Commercial business loans                        8.95       8.87
  Interest -earning deposits with other
  institutions, investment securities, and
  FHLB stock (1)                                   7.04       7.27
                                                -------    -------
  Total interest-earning assets                    7.49       7.44
                                                -------    -------

Average rates paid on:
  Savings deposits                                 4.33       3.91
  Borrowed funds                                   6.46       6.50
                                                -------    -------
  Total interest-bearing liabilities               5.21       4.98
                                                -------    -------

Average interest rate spread                       2.28%      2.46%
                                                =======    =======

Net yield on interest-earning assets               2.50%      2.73%
                                                =======    =======

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's tax-equivalent interest rate spread decreased to 2.30% in the six months ended March 31, 2001 from 2.65% in the same period in fiscal 2000. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                              Six Months Ended March 31,
                                                  2001       2000
                                                -------    -------
Average yield on:
  Mortgage loans                                   7.57%      7.53%
  Mortgage-backed securities                       6.69       6.61
  Installment loans                                8.26       8.11
  Commercial business loans                        9.22       8.97
  Interest -earning deposits with other
  institutions, investment securities, and
  FHLB stock (1)                                   7.10       7.05
                                                -------    -------
  Total interest-earning assets                    7.53       7.41
                                                -------    -------

Average rates paid on:
  Savings deposits                                 4.29       3.84
  Borrowed funds                                   6.52       6.06
                                                -------    -------
  Total interest-bearing liabilities               5.23       4.76
                                                -------    -------

Average interest rate spread                       2.30%      2.65%
                                                =======    =======

Net yield on interest-earning assets               2.45%      2.83%
                                                =======    =======

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.


Interest Income
---------------

Interest on loans increased $1.0 million or 18.0% to $6.7 million for the three months ended March 31, 2001, compared to the same period in 2000. The increase reflects an increase in the average loan balance outstanding during 2001 as well as an increase in the net yield earned on the loan portfolio. Interest on loans increased $2.2 million or 19.8% to $13.4 for the six months ended March 31, 2001, compared to the same period in fiscal 2000. The increase is attributable to an increase in the average loan balance outstanding during the 2001 period as well as an increase in the net yield earned on these assets in the fiscal 2001 period as compared to the same period in fiscal 2000. The increase in the average balance of the loan portfolio in the fiscal 2001 periods reflects both $31.4 million of net loans acquired with the purchase of Pennwood Bancorp, Inc., as well as the continued origination and retention of loans in the Company's primary market areas.

Interest on mortgage-backed securities decreased $121,000 or 7.9% to $1.4 million and $228,000 or 7.4% to $2.9 million for the three and six months ended March 31, 2001, respectively, as compared to the same periods in 2000. The decrease for the three month period ended March 31, 2001, reflects a decrease in the average balance of mortgage-backed securities owned in the period as well as a decrease in the average yield earned on the portfolio. The decrease for the six month period ended March 31, 2001, reflects a decrease in the average balance of mortgage-backed securities owned in the period, partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities increased $82,000 or 5.3% to $1.6 million and $255,000 or 8.8% to $3.2 million for the three and six-month periods ended March 31, 2001, as compared to the same period in 2000. The increase for the three-month period ended March 31, 2001, reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments. The increase for the six-month period ended March 31, 2001, reflects both an increase in the average balance in the portfolio and an increase in the yield earned on these investments.


Interest Expense
----------------

Interest on savings and time deposits increased $580,000 or 21.9% to $3.2 million and increased $1.2 million or 22.7% to $6.4 million for the three and six month periods ended March 31, 2001, respectively, as compared to the same periods in fiscal 2000. The increase for both the three and six month periods in fiscal 2001 as compared to fiscal 2000 reflects an increase in the average balance of savings deposits, as well as an increase in the average cost of the deposits. The increase in the average balance of deposits also reflects the approximately $14.5 million of deposits assumed from the new Bellevue branch.

Interest on borrowed funds increased $370,000 or 13.4% to $3.1 million and $1.3 million or 25.1% to $6.5 million for the three and six-month periods ended March 31, 2001, respectively, as compared to the same periods in fiscal 2000. The increase for the three month period in fiscal 2001 as compared to fiscal 2000 reflects an increase in the average Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements outstanding during the fiscal 2001 periods, partially offset by a decrease in the cost of those borrowings. The increase for the six-month period in fiscal 2001 as compared to fiscal 2000 reflects an increase in the average FHLB advances and reverse repurchase agreements outstanding during the fiscal 2001 periods, as well as an increase in the cost of those borrowings. The Company continues to rely on these advances and repurchase agreements as cost effective wholesale funding sources.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Bank's net interest income before provision for loan losses increased $33,000 or 1.1% to $3.1 million and decreased $242,000 or 3.9% to $6.0 million for the three and six month periods ended March 31, 2001, respectively, as compared to the same periods in fiscal 2000. The increase for the three month period in fiscal 2001 is primarily attributable to an increase in net interest-earning assets, partially offset by a decreased interest rate spread. The decrease for the six month period in fiscal 2001 is primarily attributable to a decrease in the spread earned, partially offset by an increase in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased $10,000 to $110,000 and $40,000 to $200,000 for the three and six month periods ended March 31, 2001, respectively, as compared to the same periods in fiscal 2000. The provision for both years reflects management's evaluation of the loan portfolio, current economic conditions, and other factors as described below. (Refer to Note 6 "Allowance for Loan Losses")

A monthly review is conducted by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the level of allowances for loan losses, consideration is given to general economic conditions, the diversification of the loan portfolio, historical loss experience, identified credit problems, delinquency levels and the adequacy of collateral. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions. In addition, various regulatory agencies review the adequacy of the allowance for loan losses as part of their examination process and may require additions to the allowance based on their judgment.

Other Income and Other Operating Expenses
-----------------------------------------

Total non-interest or other income decreased $13,000 or 2.7% to $470,000 and increased $3,000 or .3% to $918,000 for the three and six-month periods ended March 31, 2001, respectively, as compared to the same periods in fiscal 2000. Operating expenses increased $269,000 or 13.3% to $2.3 million and $389,000 or 9.5% to $4.5 million for the three and six-month periods ended March 31, 2001, respectively, as compared to the same period in fiscal 2000. Increases in other income and operating expenses for the current periods were primarily due to the new Bellevue branch.

Income Taxes
------------

Income  taxes  decreased  $133,000 or 34.2% to $256,000 and $302,000 or 37.4% to
$506,000 for the three and six month periods ended March 31, 2001, respectively, compared to the same periods in fiscal 2000. The decrease in taxes for both the three and six month periods ended March 31, 2001, as compared to the same periods in the prior year, results from a decrease in taxable income, as well as a reduction in the level of income subject to state income tax.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2001, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.93% and total risk-based capital as a percentage of risk-weighted assets of 13.82%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2001, the Company had a Leverage Ratio of 7.77%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2001, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.86% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2001, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.46%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2001, the total of approved loan commitments amounted to $5.6 million. In addition, the Company had $8.2 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $140.5 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2001 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, as Exhibit 13 to the Form 10-K for September 30, 2000.

Part II - Other Information
---------------------------


Item 1.  Legal Proceedings

          The Bank is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.


Item 2.  Changes in Securities

          None


Item 3.  Defaults Upon Senior Securities

          Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

          On February 13, 2001, the Company held its annual meeting of stockholders and the following items were presented:

          Election of Directors Robert F. Kastelic and Oliver D. Keefer for a term of three years ending in 2004 and Director J. Robert Gales for a term of two years ending in 2003. Messrs. Gales, Kastelic and Keefer each received 1,868,619 votes in favor and 111,944 votes withheld.


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




                                 FIDELITY BANCORP, INC.



Date:   May  14, 2001            By:   /s/ William L. Windisch
                                       -------------------------------
                                       William L. Windisch
                                       Chairman of the Board and
                                         Chief Executive Officer


Date:   May  14, 2001            By:   /s/ Lisa L. Griffith
                                       -------------------------------
                                       Lisa L. Griffith
                                       Vice President and
                                         Chief Financial Officer