Form 10-Q
period 2001-06-30
FIDELITY BANCORP INC
filed 2001-08-14
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001
                                        -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                      to
                                        --------------------    ----------------

                         Commission file number 0-22288
                                                -------

                             Fidelity Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      25-1705405
-------------------------------                ---------------------------------
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
Yes  X     No
    ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,031,206 shares, par value
$0.01, at July 31, 2001                              ---------------------------
-----------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                                                                               Page
------------------------------                                                                                               ----

Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of September 30, 2000 and June 30, 2001                        1

               Consolidated Statements of Income for the Three and Nine Months Ended June 30, 2000 and 2001                     2

               Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2000 and 2001                         3-4

               Consolidated  Statements of Changes in Stockholders' Equity for the Nine Months
               Ended June 30, 2000 and 2001                                                                                     5

               Notes to Consolidated Financial Statements                                                                     6-9

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                         10-16

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                                       16


Part II - Other Information
---------------------------

Item l.        Legal Proceedings                                                                                                16

Item 2.        Changes in Securities                                                                                            16

Item 3.        Defaults Upon Senior Securities                                                                                  16

Item 4.        Submission of Matters to a Vote of Security Holders                                                              16

Item 5.        Other Information                                                                                                16

Item 6.        Exhibits and Reports on Form 8-K                                                                                 17

Signatures                                                                                                                      18

Part I - Financial Information
Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                          June 30,    September 30,
              Assets                                        2001          2000
              ------                                        ----          ----
Cash and amounts due from
   depository institutions                               $   7,625    $   7,119
Interest-earning demand deposits with
   other institutions                                        3,177        1,072
Investment securities held-to-maturity                      19,314        9,936
Investment securities available-for-sale                    93,635       74,062
Mortgage-backed securities held-to-maturity                 27,438       12,449
Mortgage-backed securities available-for-sale               54,262       71,601
Loans receivable, net  (Notes 5 and 6)                     330,756      337,438
Loans held for sale                                          1,791         --
Real estate owned, net                                         360          181
Federal Home Loan Bank stock - at cost                       9,763       10,764
Accrued interest receivable, net                             3,401        3,143
Office premises and equipment, net                           5,187        5,576
Deferred tax asset                                           1,682        3,444
Goodwill and other intangible assets                         2,035        1,710
Prepaid income taxes                                           582           35
Prepaid expenses and other assets                            4,920        4,679
                                                         ---------    ---------
       Total Assets                                      $ 565,928    $ 543,209
                                                         =========    =========
         Liabilities and Net worth
         -------------------------
Liabilities:
   Savings and time deposits                             $ 313,125    $ 290,631
   Federal Home Loan Bank advances                         194,585      202,885
   Reverse repurchase agreements and other
      borrowings                                             6,675        5,376
   Advance deposits by borrowers for
      taxes and insurance                                    3,787        1,427
   Accrued interest on savings and other deposits            1,733        2,050
   Other accrued expenses and liabilities                    1,802        1,003
   Guaranteed preferred beneficial interest in
       Company's debentures                                 10,250       10,250
                                                         ---------    ---------
       Total Liabilities                                   531,957      513,622
                                                         ---------    ---------
Stockholders' equity (Notes 3 and 4):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,226,300
      and 2,212,336 shares issued, respectively                 22           22
   Treasury stock, at cost-199,688 and 117,232 shares       (2,877)      (1,680)
   Additional paid-in capital                               14,668       14,524
   Retained earnings - substantially restricted             22,123       20,106
   Accumulated other comprehensive income (loss),
      net of tax                                                35       (3,385)
                                                         ---------    ---------
       Total Stockholders' Equity                           33,971       29,587
                                                         ---------    ---------

       Total Liabilities and Stockholders' Equity        $ 565,928    $ 543,209
                                                         =========    =========


See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                            Three Months Ended     Nine Months Ended
                                                   June 30,            June 30,
                                                   --------            --------
                                               2001      2000      2001      2000
                                              -------   -------   -------   -------
Interest income:
   Loans                                      $ 6,607   $ 5,926   $20,021   $17,123
   Mortgage-backed securities                   1,262     1,515     4,118     4,599
   Investment securities                        1,661     1,601     4,801     4,493
   Deposits with other institutions                47         8        71        25
                                              -------   -------   -------   -------
      Total interest income                     9,577     9,050    29,011    26,240
                                              -------   -------   -------   -------

Interest expense:
   Savings deposits                             3,311     2,668     9,676     7,855
   Guaranteed preferred beneficial interest
      in subordinated debt                        256       256       768       768
   Borrowed funds                               3,075     3,051     9,585     8,253
                                              -------   -------   -------   -------
      Total interest expense                    6,642     5,975    20,029    16,876
                                              -------   -------   -------   -------
Net interest income before provision
   for loan losses                              2,935     3,075     8,982     9,364
Provision for loan losses                         125       120       325       360
                                              -------   -------   -------   -------
Net interest income after provision
   for loan losses                              2,810     2,955     8,657     9,004
                                              -------   -------   -------   -------
Other income:
   Loan service charges and fees                   74        53       201       151
   Gain on sale of investment and
      mortgage-backed securities, net              96        16       126       100
   Gain on sale of loans                           35         3        39         8
   Deposit service charges and fees               178       157       494       482
   Other operating income                         250       207       691       610
                                              -------   -------   -------   -------
      Total other income                          633       436     1,551     1,351
                                              -------   -------   -------   -------
Operating expenses:
   Compensation and employee benefits           1,397     1,218     4,014     3,649
   Occupancy and equipment expense                226       181       685       525
   Depreciation and amortization                  158       149       473       436
   Federal insurance premiums                      14        15        44        69
   Loss on real estate owned, net                  14         2        15        26
   Intangible amortization                         31         -        88         -
   Other operating expenses                       512       453     1,500     1,391
                                              -------   -------   -------   -------
      Total operating expenses                  2,352     2,018     6,819     6,096
                                              -------   -------   -------   -------
Income before income tax provision              1,091     1,373     3,389     4,259
Income tax provision                              240       395       746     1,203
                                              -------   -------   -------   -------
Net income                                    $   851   $   978   $ 2,643   $ 3,056
                                              =======   =======   =======   =======
Basic earnings per common share (Note 3)      $   .41   $   .47   $  1.27   $  1.46
                                              =======   =======   =======   =======
Diluted earnings per common share (Note 3)    $   .40   $   .46   $  1.24   $  1.44
                                              =======   =======   =======   =======
Dividends per common share                    $   .10   $   .09   $   .30   $   .27
                                              =======   =======   =======   =======


See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                         Nine Months Ended June 30,
                                                                              2001        2000
                                                                              ----        ----
Operating Activities:
---------------------
     Net income                                                             $  2,643    $  3,056
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                               325         360
         (Gain) loss on real estate owned                                         15          26
         Depreciation of premises and equipment                                  473         436
         Deferred loan fee amortization                                         (197)       (130)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                 26         122
         Amortization of intangibles                                              88        --
         Net (gain) loss on sale of investment securities                       (119)       (100)
         Net (gain) loss on sale of mortgage-backed securities                    (7)       --
         Net (gain) loss  on sale of loans                                       (39)         (8)
         Origination of loans held-for-sale                                   (6,994)        (63)
         Proceeds from sale of loans held-for-sale                             4,466          63
         (Increase) decrease in interest receivable                             (258)       (227)
         Increase (decrease) in accrued income taxes                            (547)        (18)
         Increase (decrease) in interest payable                                (317)        (98)
         Other changes, net                                                     (195)       (124)
                                                                            --------    --------
        Net cash provided (used) by operating activities                        (637)      3,295
                                                                            --------    --------
Investing Activities:
---------------------
     Proceeds from sales of investment securities available-for-sale           3,885       5,337
     Proceeds from maturities and principal repayments of
        Investment securities available-for-sale                               3,736       4,002
     Purchases of investment securities available-for-sale                   (23,945)     (9,310)
     Proceeds from sales of mortgage-backed securities available-for-sale     11,654        --
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                   9,726       8,040
     Purchases of mortgage-backed securities available-for-sale               (2,002)       --
     Purchases of investment securities held-to-maturity                      (9,361)     (6,302)
     Purchases of mortgage-backed securities held-to-maturity                (18,824)     (1,974)
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                             3,812       2,084
     Net (increase) decrease in loans                                          6,794     (34,573)
     Proceeds from sale of other loans                                           775         995
     Additions to office premises and equipment                                  (84)       (318)
  Net purchases of FHLB Stock                                                  1,001      (1,222)
                                                                            --------    --------
  Net cash provided (used) by investing activities                           (12,833)    (33,241)
                                                                            --------    --------


                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)


                                                          Nine Months Ended June 30,
                                                               2001        2000
                                                           --------    --------
Financing Activities:
---------------------
Net increase (decrease) in savings and time deposits         22,494       6,499
Increase (decrease) in reverse repurchase agreements and
  other borrowings                                            1,299       2,219
Net increase (decrease) in FHLB advances                     (8,300)     23,217
Increase in advance payments by borrowers for
  taxes and insurance                                         2,360       2,560
Cash dividends paid                                            (625)       (572)
Stock options exercised                                         101         127
Proceeds from sale of stock                                      43          60
Purchase of treasury stock                                   (1,291)       (727)
                                                           --------    --------
Net cash provided (used) by financing activities             16,081      33,383
                                                           --------    --------
Increase (decrease) in cash and cash equivalents              2,611       3,437

Cash and cash equivalents at beginning of period              8,191       4,668
                                                           --------    --------
Cash and cash equivalents at end of period
                                                           $ 10,802    $  8,105
                                                           ========    ========
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the period for:
  Interest on deposits and other borrowings                $ 20,347    $ 16,975
  Income taxes                                             $  1,563    $  1,221
                                                           --------    --------

Transfer of loans to real estate owned                     $    550    $    330
                                                           --------    --------


See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                 (in thousands)

                                                                                        Accumulated Other
                                                    Aditional                             Comprehensive
                                           Common    Paid-in      Treasury    Retained    Income (Loss)
                                            Stock    Capital       Stock      Earnings    Net of Tax         Total

Balance at September 30, 1999               $  20    $14,305      $  (953)    $ 16,736     $ (4,062)      $  26,046
Comprehensive income:
     Net income                                                                  3,056                        3,056
     Other comprehensive loss,
       net of tax of ($396)                                                                    (770)           (770)
                                            -----    -------      -------     --------       ------         --------
Total comprehensive income (loss)              --         --           --        3,056         (770)          2,286

Cash dividends paid                                                               (572)                        (572)
Treasury stock purchased -
   51,000 shares                                                     (727)                                     (727)
 Sale of stock through Dividend
    Reinvestment Plan                                     60                                                     60

 Stock options exercised                                 127                                                    127
                                            -----    -------      -------     --------       ------         --------

Balance at June 30, 2000                    $  20    $14,492     $ (1,680)    $ 19,220     $ (4,832)        $ 27,220
                                            =====    =======     ========     ========     ========         ========

Balance at September 30, 2000               $  22     14,524     $ (1,680)    $ 20,106     $ (3,385)         $29,587

Comprehensive income:
     Net income                                                                  2,643                         2,643
     Other comprehensive income,
       net of tax of $1,805                                                                   3,503            3,503
     Reclassification adjustment,
       Net of tax of ($43)                                                                      (83)             (83)
                                            -----    -------      -------     --------       ------         --------
Total comprehensive income                     --         --           --        2,643        3,420            6,063
    Cash dividends paid                                                           (625)                         (625)

    Treasury stock purchased -
       90,596 shares                                               (1,291)                                    (1,291)

    Contribution of stock to ESOP -                                    94           (1)                           93
         8,140 shares

    Sale of stock through Dividend
       Reinvestment Plan                                  43                                                      43

  Stock options exercised                                101                                                     101
                                            -----    -------      -------     --------       ------         --------

Balance at June 30, 2001                    $  22    $14,668      $(2,877)    $ 22,123       $   35         $ 33,971
                                            =====    =======      =======     ========       ======         ========

                                       -5-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                  June 30, 2001

(1)  Consolidation
     -------------

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2)  Basis of Presentation
     -------------

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2000. The results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or any future interim period.

(3)  New Accounting Standards
     ------------------------

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Company in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

The Company has not yet evaluated the impact of the adoption of these statements on its financial condition or results of operations.

(4) Earnings Per Share (EPS)
    ------------------------

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

                                                                     Three Months Ended                 Nine Months Ended
                                                                          June 30,                           June 30,
                                                                     2001          2000                 2001           2000
                                                                    -------------------               ---------------------
Numerator:
Net Income                                                          $ 851         $ 978               $2,643         $3,056
                                                                    -----         -----               ------         ------
  Numerator for basic and diluted
  Earnings per share                                                $ 851         $ 978               $2,643         $3,056
                                                                    -----         -----               ------         ------
Denominator:
  Denominator for basic earnings per                                2,060         2,089                2,082          2,096
  Share - weighted average shares
Effect of dilutive securities:
  Employee stock options                                               56            13                   56             24
                                                                    -----         -----               ------         ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                                    2,116         2,102                2,138          2,120
                                                                    -----         -----                -----          -----
Basic earnings per share                                            $ .41         $ .47                $1.27          $1.46
                                                                    -----         -----                -----          -----
Diluted earnings per share                                          $ .40         $ .46                $1.24          $1.44
                                                                    -----         -----                -----          -----


(5)  Securities
     ----------

The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities
- reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as other comprehensive income in stockholders' equity. Unrealized gains of $35,000, net of tax, on investments classified as available-for-sale are recorded at June 30, 2001. The Company had no securities classified as trading as of June 30, 2001 and September 30, 2000.

(6)  Loans Receivable
     ----------------

         Loans receivable are comprised of the following (dollar amounts in thousands):

                                               June 30,  September 30,
                                                2001         2000
                                             ---------    ---------
First mortgage loans:
               Conventional:
                   1-4 family dwellings      $ 190,196    $ 207,853
                   Multi-family dwellings        6,697        5,282
               Commercial                       27,907       22,706
               Construction                     11,415       10,900
                                             ---------    ---------
                                               236,215      246,741
                                             ---------    ---------
Less:
               Loans in process                 (6,817)      (6,558)
               Unearned discounts and fees      (1,901)      (2,033)
                                             ---------    ---------
                                               227,497      238,150
                                             ---------    ---------
Installment Loans:
               Home equity                      65,050       64,215
               Consumer loans                    1,734        2,314
               Other                             3,681        2,085
                                             ---------    ---------
                                                70,465       68,614
                                             ---------    ---------
Commercial business loans and leases:
               Commercial business loans        30,088       27,461
               Commercial leases                 5,653        6,123
                                             ---------    ---------
                                                35,741       33,584
                                             ---------    ---------

Less:  Allowance for loan losses                (2,947)      (2,910)
                                             ---------    ---------

               Loans receivable, net         $ 330,756    $ 337,438
                                             ---------    ---------

(7)  Allowance for Loan Losses
     -------------------------

Changes in the allowance for loan losses for the nine months ended June 30, 2001 and the fiscal year ended September 30, 2000 are as follows (dollar amounts in thousands):

                                                       June 30,    September 30,
                                                       --------    -------------
                                                         2001          2000
                                                       -------       -------
Balance at beginning of period                         $ 2,910       $ 2,477
Allowance for loan losses of Pennwood Bancorp, Inc.         --           358
Provision for loan losses                                  325           470
Charge-offs                                               (407)         (425)
Recoveries                                                 119            30
                                                       -------        ------
Balance at end of period                               $ 2,947        $2,910
                                                       -------        ------

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

At June 30, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $407,000 compared to $104,000 at June 30, 2000. Included in the current amount is $407,000 of impaired loans for which the related allowance for loan losses is $207,000, and no impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended June 30, 2001 was $446,000 compared to $154,000 for the same period in the prior year. For the nine months ended June 30, 2001, as well as June 30, 2000, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.

(8)  Comprehensive Income
     --------------------

Total comprehensive income amounted to the following for the three and nine-month periods ended June 30 (dollar amounts in thousands):

                                                       Three Months Ended   Nine Months Ended
                                                            June 30,             June 30,
                                                         2001       2000      2001      2000
                                                      -------    -------   -------   -------

Net Income                                            $   851    $   978   $ 2,643   $ 3,056
Change in unrealized gains (losses) on investment
securities and mortgage-backed securities available
for sale, net of taxes                                $  (397)   $   342   $ 3,420   $  (770)
                                                      -------    -------   -------   -------

Comprehensive income (loss)                           $   454    $ 1,320   $ 6,063   $ 2,286
                                                      =======    =======   =======   =======


(9)  Acquisition
     -----------

On July 14, 2000, the Company completed the acquisition of Pennwood Bancorp, Inc. The acquisition had been completed under the purchase method of accounting. The allocation of purchase price was completed during the quarter ended June 30, 2001 after determining the final valuation of the fair market value of the assets acquired and the liabilities assumed. An adjustment was recorded increasing goodwill and other intangible assets and decreasing premises and equipment for $400,000.

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

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $22.7 million or 4.2% to $565.9 million at June 30, 2001 from $543.2 million at September 30, 2000. Significant changes in individual categories were increases in investment securities available-for-sale of $19.6 million, mortgage-backed securities held-to-maturity of $15.0 million, investment securities held-to-maturity of $9.4 million and a decrease in mortgage-backed securities available-for-sale of $17.3 million and net loans of $6.7 million. Interest rates declined during the nine-month period ending June 30, 2001, and as a result, the Company experienced an increase in loan prepayments (primarily 1-4 family dwellings) and mortgage-backed securities prepayments.

Total liabilities of the Company increased by $18.3 million or 3.6% to $532.0 million at June 30, 2001 from $513.6 million at September 30, 2000. The increase primarily reflects a $22.5 million increase in savings and time deposits offset by a $8.3 million decrease in Federal Home Loan Bank advances. The Company believes that the stock market volatility drove more investors to FDIC insured deposit products, thereby reducing the Company's need for wholesale funding sources such as FHLB advances.

Stockholders' equity increased $4.4 million or 14.8% to $34.0 million at June 30, 2001, compared to $29.6 million at September 30, 2000. This result reflects net income for the nine month period ended June 30, 2001 of $2.6 million, a decrease of accumulated other comprehensive loss of $3.4 million, stock options exercised of $101,000, stock issued under the Dividend Reinvestment Plan of $43,000, and stock contributed to the Employee Stock Ownership Plan of $94,000. Offsetting these increases were common stock cash dividends paid of $625,000 and the purchase of treasury stock at cost for $1.3 million. Accumulated other comprehensive loss decreased from September 30, 2000 as a result of changes in the net unrealized loss on the available-for-sale securities due to the fluctuations in interest rates. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period. On July 18, 2001, the Company announced the completion of its stock repurchase program that was originally announced in December 1999 and extended on December 27, 2000. The Company also announced its third stock buyback program. At its regular monthly meeting held on July 17, 2001, the Company's Board of Directors gave discretionary authority to management to repurchase up to five percent (5%) of the total outstanding shares of the Common Stock during the next twelve months.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented (dollar amounts in thousands).


                                                  June 30,      September 30,
                                                    2001            2000
                                                   ------          ------

Non-accrual residential real estate loans
    (one-to-four family)                           $  533          $  520

Non-accrual construction, multi-family
    residential and commercial real estate loans    1,201             624

Non-accrual installment and commercial
    business loans                                    941             817
                                                   ------          ------

Total non-performing loans                         $2,675          $1,961
                                                   ======          ======

Total non-performing loans as a percent of
    net loans receivable                              .81%            .58%
                                                   ======          ======

Total real estate owned, net of related
    reserves                                       $  360          $  181
                                                   ======          ======

Total non-performing loans and real estate
    owned as a percent of total assets                .54%            .39%
                                                   ======          ======


Included in non-performing loans at June 30, 2001 are seven single-family residential real estate loans totaling $533,000, seven commercial real estate loans totaling $1.2 million, 29 home equity and installment loans totaling $343,000, three commercial business loans totaling $499,000 and five commercial business leases totaling $99,000.

At June 30, 2001, the Company had an allowance for loan losses of $2.9 million or .89% of net loans receivable, as compared to an allowance of $2.9 million or
 .86% of net loans receivable at September 30, 2000. The allowance for loan losses equals 110.2% of non-performing loans at June 30, 2001 compared to 148.4% at September 30, 2000.

Management has evaluated its entire loan portfolio, including these non-performing loans and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at June 30, 2001 is appropriate. See also "Provision for Loan Losses."

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Nine Months Ended June 30, 2001 and 2000
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended June 30, 2001 was $851,000 compared to $978,000 for the same period in 2000, a decrease of $127,000 or 13.0 %. The decrease reflects an increase in other operating expenses of $334,000 or 16.6%, a decrease in net interest income of $140,000 or 4.6%, and an increase in the provision for loan losses of $5,000 or 4.2%. Partially offsetting these factors was an increase in other income of $197,000 or 45.2% and a decrease in the provision for income taxes of $155,000 or 39.2%.

Net income for the nine months ended June 30, 2001 was $2.6 million compared to $3.1 million for the same period in 2000, a decrease of $413,000 or 13.5%. The decrease reflects a decrease in net interest income of $382,000 or 4.1% and an increase in other operating expenses of $723,000 or 11.9%. Partially offsetting these factors was a decrease in the provision for loan losses of $35,000 or 9.7%, an increase in other income of $200,000 or 14.8% and a decrease in the provision for income taxes of $457,000 or 38.0%.

Interest Rate Spread
--------------------

The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.21% in the three months ended June 30, 2001 from 2.57% in the same period in 2000. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                 Three Months Ended
                                                      June 30,
                                                   2001       2000
                                                 -------    -------
Average yield on:
  Mortgage loans                                   7.64%      7.42%
  Mortgage-backed securities                       6.19       6.83
  Installment loans                                8.13       8.16
  Commercial business loans                        8.58       9.20
  Interest -earning deposits with other
  institutions, investment securities, and
  FHLB stock (1)                                   6.64       7.30
                                                 -------    -------
  Total interest-earning assets                    7.33       7.49
                                                 -------    -------

Average rates paid on:
  Savings deposits                                 4.29       3.90
  Borrowed funds                                   6.15       6.24
                                                 -------    -------
  Total interest-bearing liabilities               5.12       4.92
                                                 -------    -------

Average interest rate spread                       2.21%      2.57%
                                                 =======    =======

Net yield on interest-earning assets               2.37%      2.66%
                                                 =======    =======

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%

The Bank's tax-equivalent interest rate spread decreased to 2.27% in the nine months ended June 30, 2001 from 2.69% in the same period in fiscal 2000. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                              Nine Months Ended June 30,
                                                   2001       2000
                                                 -------    -------
Average yield on:
  Mortgage loans                                   7.60%      7.49%
  Mortgage-backed securities                       6.57       6.68
  Installment loans                                8.21       8.12
  Commercial business loans                        9.01       9.03
  Interest -earning deposits with other
  institutions, investment securities, and
  FHLB stock (1)                                   6.89       7.15
                                                 -------    -------
  Total interest-earning assets                    7.46       7.44
                                                 -------    -------

Average rates paid on:
  Savings deposits                                 4.30       3.86
  Borrowed funds                                   6.27       5.96
                                                 -------    -------
  Total interest-bearing liabilities               5.19       4.75
                                                 -------    -------

Average interest rate spread                       2.27%      2.69%
                                                 =======    =======

Net yield on interest-earning assets               2.42%      2.77%
                                                 =======    =======

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%


Interest Income
---------------

Interest on loans increased $681,000 or 11.5% to $6.6 million for the three months ended June 30, 2001, compared to the same period in 2000. The increase reflects an increase in the average loan balance outstanding during 2001 and an increase in the net yield earned on the loan portfolio. Interest on loans increased $2.9 million or 16.9% to $20.0 million for the nine months ended June 30, 2001, compared to the same period in fiscal 2000. The increase is attributable to an increase in the average loan balance outstanding during the 2001 period as well as an increase in the net yield earned on these assets in the fiscal 2001 period as compared to the same period in fiscal 2000. The increase in the average balance of the loan portfolio in the fiscal 2001 periods reflects both $31.4 million of net loans acquired with the purchase of Pennwood Bancorp, Inc., as well as the continued origination and retention of loans in the Company's primary market areas.

Interest on mortgage-backed securities decreased $253,000 or 16.7% to $1.3 million and $481,000 or 10.5% to $4.1 million for the three and nine months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease for both the three and nine month periods ended June 30, 2001, reflects a decrease in the average balance of mortgage-backed securities owned in the respective periods as well as a decrease in the average yield earned on the portfolio.

Interest on interest-earning deposits with other institutions and investment securities increased $99,000 or 6.2% to $1.7 million and $354,000 or 7.8% to $4.9 million for the three and nine-month periods ended June 30, 2001, as compared to the same period in 2000. The increase for both the three and nine-month periods ended June 30, 2001, reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments.

Interest Expense
----------------

Interest on savings and time deposits increased $643,000 or 24.1% to $3.3 million and increased $1.8 million or 23.2% to $9.7 million for the three and nine month periods ended June 30, 2001, respectively, as compared to the same periods in fiscal 2000. The increase for both the three and nine month periods in fiscal 2001 as compared to fiscal 2000 reflects an increase in the average balance of savings deposits, as well as an increase in the average cost of the deposits. The increase in the average balance of deposits also reflects the approximately $14.5 million of deposits assumed from the new Bellevue branch.

Interest on borrowed funds increased $24,000 or .8% to $3.1 million and $1.3 million or 16.1% to $9.6 million for the three and nine-month periods ended June 30, 2001, respectively, as compared to the same periods in fiscal 2000. The increase for the three month period in fiscal 2001 as compared to fiscal 2000 reflects an increase in the cost of Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements, partially offset by a decrease in the average balance of these borrowings outstanding during the fiscal 2001 periods. The increase for the nine-month period in fiscal 2001 as compared to fiscal 2000 reflects an increase in the average FHLB advances and reverse repurchase agreements outstanding during the fiscal 2001 periods, as well as an increase in the cost of those borrowings. The Company continues to rely on these advances and repurchase agreements as cost effective wholesale funding sources.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Bank's net interest income before provision for loan losses decreased $140,000 or 4.6% to $2.9 million and decreased $382,000 or 4.1% to $9.0 million for the three and nine-month periods ended June 30, 2001, respectively, as compared to the same periods in fiscal 2000. The decrease for both the three and nine-month periods in fiscal 2001 is primarily attributable to a decreased interest rate spread, partially offset by an increase in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses increased $5,000 to $125,000 and decreased $35,000 to $325,000 for the three and nine-month periods ended June 30, 2001, respectively, as compared to the same periods in fiscal 2000. At June 30, 2001, the allowance for loan losses was $2.9 million which was unchanged from September 30, 2000. Net loan chargeoffs were $288,000 at June 30, 2001 compared to $395,000 at September 30, 2000.

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

Other Income and Other Operating Expenses

Total non-interest or other income increased $197,000 or 45.2% to $633,000 and $200,000 or 14.8% to $1.6 million for the three and nine-month periods ended June 30, 2001, respectively, as compared to the same periods in fiscal 2000. Increases in other income primarily relate to increased loan and deposit account service charges, as well as increased gains on the sale of investment securities and loans. During the current fiscal period, the Bank entered into an arrangement with several investors to sell fixed-rate residential mortgage loans in the secondary market. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank's loan portfolio.

Operating expenses increased $334,000 or 16.6% to $2.4 million and $723,000 or 11.9% to $6.8 million for the three and nine-month periods ended June 30, 2001, respectively, as compared to the same period in fiscal 2000. The increase in operating expenses is partially attributed to the operation of the new Bellevue branch obtained in the Pennwood acquisition, as well as costs associated with initiating and providing online banking services.

Income Taxes
------------

Income  taxes  decreased  $155,000 or 39.2% to $240,000 and $457,000 or 38.0% to
$746,000 for the three and nine-month periods ended June 30, 2001, respectively, compared to the same periods in fiscal 2000. The decrease in taxes for both the three and nine month periods ended June 30, 2001, as compared to the same periods in the prior year, results from a decrease in taxable income, as well as a reduction in the level of income subject to state income tax.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2001, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.45% and total risk-based capital as a percentage of risk-weighted assets of 13.32%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2001, the Company had a Leverage Ratio of 7.67%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2001, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.65% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2001, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 11.88%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2001, the total of approved loan commitments amounted to $2.2 million. In addition, the Company had $6.8 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $143.9 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2001 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, as Exhibit 13 to the Form 10-K for September 30, 2000.


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




                          FIDELITY BANCORP, INC.



Date:   August 14, 2001   By:  /s/William L. Windisch
                               -------------------------------------------------
                               William L. Windisch
                               Chairman of the Board and Chief Executive Officer


Date:   August 14, 2001   By:  /s/Lisa L. Griffith
                               -------------------------------------------------
                               Lisa L. Griffith
                               Vice President and Chief Financial Officer