Form 10-K405
period 2001-09-30
FIDELITY BANCORP INC
filed 2001-12-27
CIK 769207

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended               September 30, 2001
                          ------------------------------------------------------

                                     - or -

|_| Transition Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File Number:  0-22288
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
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                            --------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System on December 3, 2001 was $28.4 million.

         As of December 3, 2001, the Registrant had outstanding 1,964,714 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant's Annual Report to Stockholders for fiscal year ended September 30, 2001. (Parts II and IV)
2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 2001. (Part III)

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

Item 1.  Description of Business

         The Company, a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania, provides a full range of banking services through its wholly owned banking subsidiary, Fidelity Bank, PaSB (the "Bank"). The Company's other wholly owned subsidiary, FB Capital Trust (the "Trust") was formed in May 1997 solely to facilitate the issuance of preferred securities. Accordingly, the Company conducts no significant business or operations of its own other than holding all the outstanding stock of the Bank and the Trust. Since the primary activities of the Company are those of the Bank, references to the Bank used throughout this document, unless the context indicates otherwise, generally refer to the consolidated entity.

         The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank, incorporated in 1927, conducts business from ten full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank's wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank's fixed rate residential mortgage loan portfolio which may include engaging in mortgage securitization transactions. Total assets of FBIC, Inc. as of September 30, 2001 amounted to $42.0 million.

         On October 10, 2001, the Company announced the signing of a Definitive Agreement and Plan of Merger whereby Fidelity Bancorp, Inc. will acquire all the outstanding common stock of Carnegie Financial Corporation ("Carnegie") for $14.75 per share in cash or Fidelity common stock. This represents an acquisition value of approximately $3.3 million. No less than 50.1% and no more than 55% of the outstanding common stock of Carnegie may be exchanged for Fidelity common stock. The acquisition is subject to several contingencies, including approval by the stockholders of Carnegie and receipt of regulatory approval, and is expected to be effective in the second quarter of the Company's fiscal year 2002.

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

                                                                               As of September 30,
                                         ------------------------------------------------------------------------------------------
                                               2001                2000               1999               1998              1997
                                         ---------------    ---------------    ---------------    ---------------    --------------
                                            $        %         $        %         $        %         $        %         $       %
                                         -------   -----    -------   -----    -------   -----    -------   -----    -------  -----
                                                                              (Dollars in Thousands)
Real estate loans:
  Residential:
    Single-family (1-4 units).......... $189,626    57.5%  $207,853    59.6%  $156,112    53.0%  $115,559    49.1%  $ 97,698   51.6%
    Multi-family (over 4 units)........    6,400     2.0      5,282     1.5      4,007     1.4      4,262     1.8      4,165    2.2
  Construction:
    Residential........................    4,577     1.4      3,972     1.1     13,053     4.4     11,891     5.0      4,063    2.1
    Commercial.........................    4,706     1.4      6,928     2.0      9,636     3.3      9,321     4.0      3,551    1.9
  Commercial...........................   23,775     7.2     22,706     6.5     26,513     9.0     21,881     9.3     19,976   10.5
                                         -------   -----    -------   -----    -------   -----    -------   -----    -------  -----
       Total real estate loans.........  229,084    69.5    246,741    70.7    209,321    71.1    162,914    69.2    129,453   68.3
Installment loans......................   67,725    20.5     68,614    19.7     57,869    19.6     49,122    20.9     43,081   22.8
Commercial business and lease loans....   32,834    10.0     33,584     9.6     27,394     9.3     23,157     9.9     16,873    8.9
                                         -------   -----    -------   -----    -------   -----    -------   -----    -------  -----
       Total loans receivable..........  329,643   100.0%   348,939   100.0%   294,584   100.0%   235,193   100.0%   189,407  100.0%
                                                   =====              =====              =====              =====             =====
Less:
  Loans in process.....................   (6,341)            (6,558)           (14,696)           (12,916)            (3,695)
  Unamortized premiums,
    discounts and deferred loan fees...   (1,831)            (2,033)            (1,453)            (1,142)              (912)
  Allowance for possible loan losses...   (2,871)            (2,910)            (2,477)            (2,243)            (1,931)
                                        --------           --------           --------           --------           --------
       Net loans receivable............ $318,600           $337,438           $275,958           $218,892           $182,869
                                        ========           ========           ========           ========           ========

Loan Maturity Tables

The following table sets forth the estimated maturity of the Registrant's loan portfolio at September 30, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $100.5 million for the year ended September 30, 2001. All loans are shown as maturing based on contractual maturities.



                                          Due     Due after
                                         within   1 through   Due after
                                         1 year    5 years     5 years   Total
                                         ------    -------     -------   -----
                                                      (In thousands)

Real estate loans:
   Residential .......................   $ 1,787   $ 4,629    $189,610  $196,026
   Commercial ........................     1,485     1,791      20,499    23,775
   Construction.......................     2,240       134       6,909     9,283
Installment loans.....................       623    16,247      50,855    67,725
Commercial business and lease loans...     8,475    11,602      12,757    32,834
                                         -------   -------    --------  --------
          Total.......................   $14,610   $34,403    $280,630  $329,643
                                         =======   =======    ========  ========


         The following table sets forth the dollar amount of all loans at September 30, 2001, due after September 30, 2002, which have fixed interest rates and floating or adjustable interest rates.


                                                          Floating or
                                        Fixed Rates    Adjustable Rates   Total
                                        -----------    ----------------   -----
                                                        (In thousands)
Real estate loans:
   Residential ........................    $164,789         $29,450     $194,239
   Commercial .........................       8,619          13,671       22,290
   Construction........................       5,095           1,948        7,043
Installment loans......................      61,068           6,034       67,102
Commercial business and lease loans....      19,602           4,757       24,359
                                           --------         -------     --------
         Total.........................    $259,173         $55,860     $315,033
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

         Real Estate Lending. The Bank concentrates its lending activities on the origination of loans and to a lesser extent the purchase of loan participations secured primarily by first mortgage liens on existing single-family residences. At September 30, 2001, real estate lending included $196.0 million of residential loans, $4.6 million of residential construction loans, $23.8 million of commercial real estate loans, and $4.7 million of commercial construction loans.

         The Bank originates single-family residential loans and construction residential loans which provide for annual interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15 or 30-year terms and interest rates which adjust every year generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. There is generally a 2% cap or limit on any increase or decrease in the interest rate per year with a 5% or 6% limit on the amount by which the interest can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2001 approximately $37 million or 16.2% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for adjustable rates of interest.

         The Bank also originates fixed-rate loans on single family residential loans and construction residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of a portion of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2001 approximately $192.1 million or 83.8% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, adjustable rate, and conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average life of such loans.

         The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $275,000 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $275,000. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

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

         In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 2001, $23.8 million consisted of commercial real estate, $6.4 million consisted of multi-family residential real estate loans, and $4.7 million consisted of commercial construction loans.

         Although terms vary, commercial and multi-family residential real estate loans are generally made for terms of up to 10 years with a longer period for amortization and in amounts of up to 80% of the lesser of appraised value or sales price. These loans may be made with adjustable rates of interest, but the Bank also will make fixed-rate commercial or multi-family real estate loans on a 10 or 7 year payment basis, with the period of amortization negotiated on a case-by-case basis.

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

         Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2001, home equity loans amounted to $64.2 million or 94.8% of the Bank's total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed rates for terms of up to 15 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

         Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 2001, these loans amounted to $1.6 million, which represented 2.4% of the Bank's total installment loan portfolio. At September 30, 2001, motor vehicle loans amounted to $874,000 and unsecured loans and loans secured by property other than real estate amounted to $721,000.

         The Bank also makes other types of installment loans such as savings account loans, education loans, credit card loans, personal lines of credit and overdraft loans. At September 30, 2001, these loans amounted to $1.9 million or 2.8% of the total installment loan portfolio. That total consisted of $355,000 of education loans, $600,000 of savings account loans, $952,000 of personal lines of credit and $18,000 of overdraft loans.

         Consumer, credit card and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings.

However, such loans generally provide a greater rate of return, and the Bank underwrites the loans in conformity to standards adopted by its Board of Directors.

         Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At September 30, 2001, these loans amounted to $27.8 million or 8.5% of the total loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2001, commercial leases amounted to $5.0 million or 1.5% of the total loan portfolio.

         Loan Servicing and Sales. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank recognized loan servicing fees of $1,000 for the year ended September 30, 2001. As of September 30, 2001, loans serviced for others totalled $20,000.

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

         During the current fiscal period, the Bank entered into an arrangement with several investors to sell fixed-rate residential mortgage loans in the secondary market. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank's loan portfolio. For the year ended September 30, 2001, the Bank sold $9.7 million of fixed rate mortgage loans.

         Loan Approval Authority and Underwriting. Applications for all types of loans are taken at the Bank's home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee, consisting of the Chairman, President, Executive Vice President and Chief Lending Officer, to approve first mortgage, home equity, secured consumer, unsecured consumer and commercial loans up to $500,000, $200,000, $75,000, $50,000, and $400,000, respectively. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank's Chairman to approve first mortgage, home equity, secured consumer, unsecured consumer and commercial loans up to $200,000, $125,000, $75,000, $50,000, and $125,000, respectively.
The terms of the delegation also permit the Chairman to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the Chairman of the

Bank has delegated to the Executive Vice President and Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $50,000, $50,000, and $15,000, respectively; to approve first mortgage one-to-four family loans up to $175,000, with a loan-to-value of 65% or less; to approve home equity loans up to $100,000 if the amount of the loan is not in excess of 80% of the equity; to approve commercial loans up to $100,000; to approve education loans up to levels approved by the Pennsylvania Higher Education Assistance Agency; and to approve checking account overdraft protection loans that conform to the parameters of the program.

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


                                       At September 30, 2001
                                       ---------------------
                                          (In Thousands)

               Special Mention                  $  559
               Substandard                       2,176
               Doubtful                            142
               Loss                                 30
                                                ------
                                                $2,907
                                                ======

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

         The remedies available to a lender in the event of a default or delinquency with respect to residential mortgage loans, and the procedures by which such remedies may be exercised, are subject to Pennsylvania laws and regulations. Under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action
(including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days' prior written notice specifying the nature of the delinquency and the borrower's right to correct such delinquency. Additionally, a lender is restricted in exercising any remedies it may have with respect to loans for one- and two-family principal residences located in Pennsylvania (including the lender's right to foreclose on such property) until the lender has provided the delinquent borrower with written notice detailing the borrower's rights to seek consumer credit counseling and state financial assistance.

         Loans  are  placed on  non-accrual  status  when,  in the  judgment  of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, generally when a loan is ninety days or more delinquent. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The President, Chief Lending Officer, Chief Financial Officer and the Collection Manager meet monthly to review non-performing assets and any other assets that may require classification or special consideration. Adjustments to the carrying values of such assets are made as needed and a detailed report is submitted to the Board of Directors on a monthly basis.

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

         The following table sets forth information regarding nonaccrual loans and real estate owned by the Bank at the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15. The recorded investment in loans that are considered to be impaired under SFAS 114, as amended by SFAS 118, was $2.0 million at September 30, 2001, for which the related allowance for credit losses was $214,000. Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $128,000 for the year ended September 30, 2001.

                                       2001      2000      1999      1998      1997
                                      ------    ------    ------    ------    ------
                                                  (Dollars in thousands)
Nonaccrual residential real
  estate loans (1-4 family) .......   $  110    $  520    $  250    $  246    $   94
Nonaccrual construction, multi-
  family residential and
  commercial real estate ..........      814       624     1,362       199       751
Nonaccrual installment loans ......      242       762       220         6        21
Nonaccrual commercial business
  loans ...........................    1,182        55       553       101       250
                                      ------    ------    ------    ------    ------
Total non-performing loans ........   $2,348    $1,961    $2,385    $  552    $1,116
                                      ======    ======    ======    ======    ======
Total nonperforming loans as a
  percent of total loans receivable      .71%      .56%      .81%      .23%      .59%
                                      ======    ======    ======    ======    ======
Total real estate owned, net ......   $  314    $  181    $  107    $   21    $ --
                                      ======    ======    ======    ======    ======
Total nonperforming loans and real
  estate owned as a percent of
  total assets ....................      .48%      .39%      .52%      .14%      .29%
                                      ======    ======    ======    ======    ======


         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                   Year Ended September 30,
                                  -------------------------------------------------------
                                    2001        2000        1999        1998        1997
                                  -------     -------     -------     -------     -------
                                                   (Dollars in thousands)

Balance at beginning of period    $ 2,910     $ 2,477     $ 2,243     $ 1,931     $ 1,530
Allowance for loan losses
  of Pennwood Bancorp, Inc. ...         -         358           -           -           -
Provision for loan losses .....       475         470         520         405         500
Charge-offs:
  Residential real estate .....       (14)        (12)          -          (3)        (49)
  Commercial real estate ......       (95)       (165)       (183)          -           -
  Installment .................      (428)       (181)        (89)        (97)        (71)
  Commercial ..................      (108)        (67)        (54)        (10)         (3)
Recoveries:
  Residential real estate .....         -           -          10           -           -
  Commercial real estate ......        96           -           -           -           -
  Installment .................        25          15          10          11           8
  Commercial ..................        10          15          20           6          16
                                  -------     -------     -------     -------     -------
Net charge-offs ...............      (514)       (395)       (286)        (93)        (99)
                                  -------     -------     -------     -------     -------
Balance at end of period ......   $ 2,871     $ 2,910     $ 2,477     $ 2,243     $ 1,931
                                  =======     =======     =======     =======     =======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period       .15%        .13%        .12%        .05%        .06%
                                  =======     =======     =======     =======     =======

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.


                                                                   At September 30,
                                 -----------------------------------------------------------------------------------------
                                       2001             2000               1999               1998               1997
                                 --------------    ---------------   ---------------    ---------------    ---------------
                                    $       %         $        %       $         %         $        %         $        %
                                 ------   -----    ------    -----   ------    -----    ------    -----    ------    -----
                                                                (Dollars in thousands)

Residential real estate loans..  $1,176    59.5%   $  986     61.1%  $  720     48.3%   $  719     49.1%   $  707     53.8%
Commercial real estate loans...     246     7.2       219      6.5      102      8.6       162     11.1       139      4.0
Construction loans.............      60     2.8        50      3.1      202     14.2       131      9.0        53     10.5
Installment loans..............     483    20.5       706     19.7      534     19.6       478     20.9       445     22.8
Commercial business loans......     906    10.0       949      9.6      919      9.3       753      9.9       587      8.9
                                 ------   -----    ------    -----   ------    -----    ------    -----    ------    -----
       Total...................  $2,871   100.0%   $2,910    100.0%  $2,477    100.0%   $2,243    100.0%   $1,931    100.0%
                                 ======   =====    ======    =====   ======    =====    ======    =====    ======    =====

Investment Activities

         The Bank is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during its regular examinations. The Federal Deposit Insurance Corporation, however, does not prescribe by regulation to a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." At September 30, 2001, the Bank had securities classified as "held to maturity" and "available for sale" in the amount of $50.5 million and $160.7 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2001, the Registrant's securities available for sale had an amortized cost of $158.5 million and market value of $160.7 million. The changes in market value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect our income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2001, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds and commercial paper, (viii) real estate mortgage investment conduits, (ix) equity securities, and mutual funds; and (xi) trust preferred securities. The Board of Directors may authorize additional investments.

         As a source of liquidity and to supplement its lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi- governmental agencies, which include Ginnie Mae, Freddie Mac, and Fannie Mae, guarantee the payment of principal and interest to investors.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by Ginnie Mae, Freddie Mac, and Fannie Mae make up a majority of the pass-through certificates market.

         The Bank also invests in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by Ginnie Mae, Freddie Mac, and Fannie Mae, as well as private issuers. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

Investment and Mortgage-Backed Securities Portfolio

Investment Securities

         The following tables set forth the composition and amortized cost of the Bank's investment and mortgage-backed securities at the dates indicated.

                                             As of September 30,
                                        ----------------------------
                                         2001      2000      1999
                                         ----      ----      ----
                                          (Dollars in thousands)
     Available-for-sale
     Investment securities:
     U.S. government and agency         $17,762   $23,589   $27,421
     Municipal obligations .....         39,670    38,031    42,012
     Corporate obligations .....         13,557     4,453     1,974
     Asset-backed securities ...          5,327     5,294     5,263
     Mutual funds(1) ...........          4,240     2,063     1,945
     FHLB stock ................          9,872    10,764     8,795
     Freddie Mac preferred stock          1,420       920       501
     Fannie Mae preferred stock             250       250         -
     Equity securities .........          1,341     1,304     1,580
     Trust preferred securities           3,104     1,250       750
                                        -------   -------   -------
           Total ...............        $96,543   $87,918   $90,241
                                        =======   =======   =======
     Held-to-maturity
     Investment securities:
     U.S. government and agency         $   966   $ 2,958   $ 2,000
     Municipal obligations .....         12,662     5,347     1,625
     Corporate obligations .....          6,207     1,631         -
                                        -------   -------   -------
           Total ...............        $19,835   $ 9,936   $ 3,625
                                        =======   =======   =======

-----------------
(1) Consists of investment in the Federated Investors ARM Fund, the Asset Management Fund ARM Fund and Legg Mason Value Trust Fund.

         At September 30, 2001, non-U.S. Government and U.S. Government agency securities that exceeded ten percent of stockholders' equity are as follows:


           Issuer                           Book Value            Market Value
           ------                           ----------            ------------
                                                (Dollars in thousands)

Student Loan Mortgage Association             $5,327                 $5,456

         The above securities are floating rate collateralized student loan obligations rated AAA by Moody's.

Mortgage-Backed Securities


                                                     September 30,
                                               ---------------------------
                                                2001      2000      1999
                                               -------   -------   -------
                                                    (In thousands)
       Mortgage-backed securities
       held-to-maturity:
         Ginnie Mae ........................   $ 3,397   $    10   $    19
         Fannie Mae ........................     5,581     4,167     5,270
         Freddie Mac .......................    11,148     6,571     8,104
         Ginnie Mae Remic ..................     1,978         -         -
         Fannie Mae Remic ..................     3,346         -
         Freddie Mac Remic .................     4,232     1,701         7
         Collateralized Mortgage Obligations       993         -         -
                                               -------   -------   -------
               Total .......................   $30,675   $12,449   $13,400
                                               =======   =======   =======
       Mortgage-backed securities
       available-for-sale:
         Ginnie Mae ........................   $15,525   $20,438   $23,016
         Fannie Mae ........................    13,841    13,363    15,866
         Freddie Mac .......................     5,373     5,813     6,601
         Ginnie Mae Remic ..................     1,844         -         -
         Fannie Mae Remic ..................     4,860     7,671     8,957
         Freddie Mac Remic .................     9,726    15,912    19,016
         Collateralized Mortgage Obligations    10,765    10,441    11,840
                                               -------   -------   -------
               Total .......................   $61,934   $73,638   $85,296
                                               =======   =======   =======

         As of September 30, 2001, non-U.S. Government and U.S. Government agency mortgage- backed securities that exceeded ten percent of stockholders' equity are as follows:

             Issuer                     Book Value         Market Value
             ------                     ----------         ------------
                                           (Dollars in thousands)

PNC Mortgage Services Corporation         $3,673              $3,770

The above securities are fixed rate collateralized mortgage obligations that are rated AAA by Moody's.

       The following tables set forth the amount of each category of investment securities of the Bank at September 30, 2001 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents.

                                                          After One Year     After Five Years
                                   One Year or Less     Through Five Years   Through Ten Years  After Ten Years       Total
                                   ----------------     ------------------   -----------------  ---------------   -----------------
                                                                                (Dollars in thousands)
                                            Weighted              Weighted           Weighted           Weighted           Weighted
                                            Average               Average            Average            Average            Average
                                    Amount   Yield       Amount    Yield     Amount   Yield     Amount   Yield    Amount    Yield
                                    ------   -----       ------    -----     ------   -----     ------   -----    ------    -----
Available-for-sale:
  U.S. government and agency...... $    --       --%    $ 7,100     5.63%   $ 3,130    6.14%   $ 7,532    6.61%   $17,762    6.14%
  Municipal obligations...........      --       --         446     4.07      1,888    4.57     37,336    5.15     39,670    5.11
  Corporate obligations...........      --       --      11,490     6.07      2,067    6.97         --      --     13,557    6.21
  Asset-backed securities.........      --       --          --       --      5,327    4.72         --      --      5,327    4.72
  Mutual funds(1).................   4,240     5.22          --       --         --      --         --      --      4,240    5.22
  FHLB stock......................   9,872     6.80          --       --         --      --         --      --      9,872    6.80
  Freddie Mac preferred stock.....   1,420     6.28          --       --         --      --         --      --      1,420    6.28
  Fannie Mae preferred stock           250     6.45          --       --         --      --         --      --        250    6.45
  Equity securities...............   1,341     3.47          --       --         --      --         --      --      1,341    3.47
  Trust preferred securities......       -       --          --       --         --      --      3,104    6.86      3,104    6.86
                                   -------              -------             -------            -------            -------
      Total....................... $17,123     6.10%    $19,036     5.86%   $12,412    5.43%   $47,972    5.49%   $96,543    5.66%
                                   =======     ====     =======     ====    =======    ====    =======    ====    =======    ====

Held-to-Maturity:
  U.S. government and agency...... $    --       --%    $   966     7.00%   $    --      --%   $    --      --%   $   966    7.00%
  Municipal obligations...........      --       --          --       --      1,257    4.74     11,405    5.24     12,662    5.19
  Corporate obligations...........      --       --       3,001     6.44      3,206    6.92         --      --      6,207    6.69
                                   -------              -------             -------            -------            -------
      Total....................... $    --       --%    $ 3,967     6.58%   $ 4,463    6.31%   $11,405    5.24%   $19,835    5.75%
                                   =======    =====     =======     ====    =======    ====    =======    ====    =======    ====

(1) Consists of investment in the Federated Investors ARM Fund and Legg Mason Value Trust Fund.

         Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 2001 is presented below.

                               Amounts at September 30, 2001 Which Mature In
                             ---------------------------------------------------
                                        After       After
                             One Year One to Five Five to 10  Over 10
                             or Less    Years       Years      Years     Total
                             -------    -----       -----      -----     -----
                                             (Dollars in thousands)
Mortgage-backed securities
held-to-maturity:
  Ginnie Mae .............   $     -    $     6    $     -    $ 3,391   $ 3,397
  Fannie Mae .............         -        593      2,099      2,889     5,581
  Freddie Mac ............        13        134      5,608      5,393    11,148
  Ginnie Mae Remic .......         -          -          -      1,978     1,978
  Fannie Mae Remic .......         -          -          -      3,346     3,346
  Freddie Mac Remic ......         -          -          -      4,232     4,232
  Collateralized Mortgage
     Obligations .........         -          -          -        993       993
                             -------    -------    -------    -------   -------
       Total .............   $    13    $   733    $ 7,707    $22,222   $30,675
                             =======    =======    =======    =======   =======
Weighted average yield ...      8.75%      6.59%      6.59%      6.33%     6.40%
                             =======    =======    =======    =======   =======
Mortgage-backed securities
available-for-sale:
  Ginnie Mae .............   $    -     $     -    $     -    $15,525   $15,525
  Fannie Mae .............        -           -          -     13,841    13,841
  Freddie Mac ............        -           -          -      5,373     5,373
  Ginnie Mae Remic .......        -           -          -      1,844     1,844
  Fannie Mae Remic .......        -           -        443      4,417     4,860
  Freddie Mac Remic ......        -           -          -      9,726     9,726
  Collateralized mortgage
       obligations .......        -           -      1,488      9,277    10,765
                             -------    -------    -------    =======   =======
       Total .............   $    -     $     -    $ 1,931    $60,003   $61,934
                             =======    =======    =======    =======   =======
Weighted average yield ...        -%          -%      6.02%      6.32%     6.13%
                             =======    =======    =======    =======   =======

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

         Savings Deposits. The Bank's current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in terms from three months to ten years. Included among these savings deposit products are Individual Retirement Account ("IRA") certificates and Keogh Plan retirement certificates (collectively "retirement accounts"). The Bank offers preferred rates for certificates of deposit in denominations of $99,000 or more at terms ranging from one month to five years and, at September 30, 2001, such certificates accounted for 1.8% total savings deposits.

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

                                                      September 30,
                                ---------------------------------------------------------
                                       2001                2000               1999
                                -----------------   -----------------   -----------------
                                          Average             Average             Average
                                Balance    Rate     Balance    Rate     Balance    Rate
                                -------    ----     -------    ----     -------    ----
                                                  (Dollars in thousands)
Passbook and club accounts.... $ 52,571    2.54%    $ 52,289   2.55%   $ 48,473    2.53%
Checking accounts.............   54,565     .91       51,700    .94      42,901    1.03
Money market accounts.........   16,022    2.83       14,755   3.00      17,539    3.00
Certificate accounts..........  190,343    5.53      171,887   5.94     160,205    5.14
                               --------    ----     --------   ----    --------    ----
         Total................ $313,501    4.09%    $290,631   4.30%   $269,118    3.88%
                               ========    ====     ========   ====    ========    ====

         In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2001, the Bank's total retirement funds were $37.3 million or 11.9% of its total savings deposits.

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

         Certificates of Deposits. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2001 are summarized as follows:


                                                         (In thousands)
       3 months or less...............................        $2,868
       Over 3 months through 6 months.................         2,099
       Over 6 months through 12 months................           200
       Over 12 months.................................           388
                                                              ------
                Total.................................        $5,555
                                                              ======

         Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2001, the Bank had $184.5 million of advances outstanding.

         The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2001, the Bank had $4.6 million reverse repurchase agreements outstanding.

       The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.


                                             At or for the Year Ended September 30,
                                                 2001         2000      1999
                                                 ----         ----      ----
                                                      (Dollars in thousands)
FHLB advances:
  Average balance outstanding................   $22,941     $   154        --
  Maximum amount outstanding at any
    month-end during the period..............    40,930       1,000        --
  Weighted average interest rate
       during the period.....................     6.02%       5.35%        --
  Balance outstanding at end of period.......    40,000          --        --
  Weighted average interest rate
       at end of period......................     6.55%       5.35%        --
Reverse repurchase agreements:
  Average balance outstanding................     5,400       3,805     2,765
  Maximum amount outstanding at any
    month-end during the period..............     6,708       4,980     3,792
  Weighted average interest rate
       during the period.....................     4.48%       5.12%     4.06%
  Balance outstanding at end of period.......     4,599       4,980     3,041
  Weighted average interest rate
       at end of period......................     2.83%       5.85%     4.25%
FHLB Repoplus Advances:
  Average balance outstanding................    17,631      60,863    24,674
  Maximum amount outstanding at any
    month-end during the period..............    42,120      82,350    48,900
  Weighted average interest rate
       during the period.....................     6.10%       6.17%     5.14%
  Balance outstanding at end of period.......     5,000      48,770    47,600
  Weighted average interest rate
       at end of period......................     3.89%       6.66%     5.48%
Total average short-term borrowings..........    49,599      64,822    34,824
Average interest rate of total
  short-term borrowings......................     5.94%       6.59%     5.32%


Employees

         At September 30, 2001, the Bank had 136 full-time and 24 part-time employees. None of these employees are represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

                                                                        Year Ended September 30,
                                    ---------------------------------------------------------------------------------------------
                                                2001                             2000                           1999
                                    ------------------------------   ------------------------------  ----------------------------
                                    Average              Average     Average              Average    Average            Average
                                    Balance   Interest  Yield/Cost   Balance   Interest  Yield/Cost  Balance  Interest Yield/Cost
                                    -------   --------  ----------   -------   --------  ----------  -------  -------------------
                                                                         (Dollars in Thousands)
Interest-earning assets:
 Loans receivable(1).............  $336,813    $26,548     7.88%    $307,702   $24,241       7.88%  $246,327  $19,410      7.88%
 Mortgage-backed securities......    84,422      5,407     6.40       90,186     6,078       6.74    108,051    6,738      6.24
 Investment securities and
   FHLB stock....................   108,555      7,495     6.90       96,424     6,999       7.26     81,828    5,581      6.82
 Interest-earning deposits.......     1,707         76     4.45          664        44       6.63        536       31      5.78
                                   --------    -------     ----     --------   -------      -----   --------  -------     -----
    Total interest-earning
      assets.....................   531,497     39,526     7.44      494,976    37,362       7.55    436,742   31,760      7.27
                                   --------    -------     ----     --------   -------      -----   --------  -------     -----

Non-interest-earning assets......    21,796                           21,513                          16,862
                                   --------                         --------                         --------
  Total assets...................  $553,293                         $516,489                        $453,604
                                   ========                         ========                        ========

Interest-bearing liabilities:
 Deposits........................  $304,194    $12,941     4.25     $276,439   $10,949       3.96   $268,553   10,545      3.93
 Borrowed funds..................   212,626     13,718     6.45      210,606    12,983       6.16    154,574    8,684      5.62
                                   --------    -------     ----     --------   -------      -----   --------  -------     -----
  Total interest-bearing
    liabilities..................   516,820     26,659     5.16      487,045    23,932       4.91    423,127   19,229      4.54
                                   --------    -------     ----     --------   -------      -----   --------  -------     -----
Non-interest bearing
  liabilities....................     3,143                            3,129                           2,282
                                   --------                         --------                        --------
 Total liabilities...............   519,963                          490,174                         425,409
Stockholders' equity.............    33,330                           26,315                          28,195
                                   --------                         --------                        --------
 Total liabilities and
   stockholders' equity..........  $553,293                         $516,489                        $453,604
                                   ========                         ========                        ========

Net interest income..............              $12,867                         $13,430                        $12,531
                                               =======                         =======                        =======
Interest rate spread.............                          2.28%                             2.64%                         2.73%
                                                         ======                            ======                        ======
Net interest margin(1)                                     2.42%                             2.71%                         2.87%
                                                         ======                            ======                        ======
Ratio of average
  interest-earning assets........
  to average interest-
  bearing liabilities............                        102.84%                           101.63%                       103.22%
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

                                                                         Year Ended September 30,
                                                  ---------------------------------------------------------------------------
                                                         2001     vs.     2000                      2000     vs.     1999
                                                  ------------------------------------     ----------------------------------
                                                          Increase (Decrease)                    Increase (Decrease)
                                                                  Due to                               Due to
                                                  ------------------------------------     ----------------------------------
                                                                        Rate/                                  Rate/
                                                     Volume     Rate   Volume      Net      Volume     Rate   Volume    Net
                                                     ------     ----   ------      ---      ------     ----   ------    ---
                                                                              (Dollars in thousands)
Interest income on interest-earning assets:
Mortgage loans ..................................   $ 1,355  $   193  $    15   $ 1,563    $ 3,714  $  (130) $   (29) $ 3,555
Mortgage-backed securities ......................      (400)    (290)      19      (671)      (963)     393      (90)    (660)
Installment loans ...............................       586      (75)      (7)      504        658       88       12      757
Commercial business and lease loans .............       401     (145)     (16)      240        424       81       13      519
Investment securities and other investments .....     1,079     (487)     (64)      528        908      448       75    1,431
                                                    -------  -------  -------   -------    -------  -------  -------  -------
    Total interest-earning assets ...............     3,021     (804)     (53)    2,164      4,741      880      (19)   5,602
                                                    -------  -------  -------   -------    -------  -------  -------  -------
Interest expense on interest-bearing liabilities:
Deposits ........................................     1,054      856       82     1,992        308       93        3      404
Borrowed funds ..................................       120      608        7       735      2,717    1,211      371    4,299
                                                    -------  -------  -------   -------    -------  -------  -------  -------
Total interest-bearing liabilities ..............     1,174    1,464       89     2,727      3,025    1,304      374    4,703
                                                    -------  -------  -------   -------    -------  -------  -------  -------
    Net change in net interest income ...........   $ 1,847  $(2,268) $  (142)  $  (563)   $ 1,716  $  (424) $  (393) $   899
                                                    =======  =======  =======   =======    =======  =======  =======  =======

Certain Ratios


                                                      Year Ended September 30,
                                                    ----------------------------
                                                     2001       2000       1999
                                                     ----       ----       ----

Average equity to assets ratio..............         6.02%      5.10%      6.22%
Dividend payout ratio ......................        22.97%     18.45%     22.09%

Regulation of the Company

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         General. The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is also required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

         Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

         Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank's investments in the stock or securities of the holding company, and on the subsidiary bank's taking of the holding company's stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

         Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act and (2) any Bank Holding Company Act activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

         Financial Modernization. The Gramm-Leach-Bliley Act, which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve of our intent to be deemed a financial holding company.

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. See "Regulation of the Bank - Regulatory Capital Requirements."

         Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

         The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

Regulation of the Bank

         General. As a Pennsylvania chartered savings bank with deposits insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation or the United States Congress, could have a material impact on us and our operations.

         Federal law provides the federal banking regulators, including the Federal Deposit Insurance Corporation and the Federal Reserve, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

         Pennsylvania Savings Bank Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         The code also provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund and
(2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to us by the code is significantly restricted by the Federal Deposit Insurance Act.

         Federal Deposit Insurance. The Federal Deposit Insurance Corporation is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Federal Deposit Insurance Corporation administers two separate insurance funds, the Bank Insurance Fund, which generally insures commercial bank and state savings bank deposits, and the Savings Association Insurance Fund, which generally insures savings association deposits. The Bank, which was previously a state savings association, remains a member of the Savings Association Insurance Fund and its deposit accounts are insured by the Federal Deposit Insurance Corporation, up to prescribed limits.

         The Federal Deposit Insurance Corporation is authorized to establish separate annual deposit insurance assessment rates for members of the Bank Insurance Fund and the Savings Association Insurance Fund, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the Federal Deposit Insurance Corporation is authorized to levy emergency special assessments on Bank
Insurance Fund and Savings Association Insurance Fund members. The Federal Deposit Insurance Corporation's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The Federal Deposit Insurance
Corporation has set the deposit insurance assessment rates for Savings Association Insurance Fund member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

         In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2001 is approximately .019% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2001, the Bank exceeded all regulatory capital requirements and were classified as "well capitalized."

         The Federal Deposit Insurance Corporation's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation's regulation, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

         The Federal Deposit Insurance Corporation's regulations also require that state-chartered, non- member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2001.

         Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

         Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank.

         As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At September 30, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2001, the Bank met its reserve requirements.

         Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of September 30, 2001, the Bank's loans-to-one borrower limitation was $6.1 million and was in compliance with such limitation.

Item 2.  Properties
-------------------

         At September 30, 2001, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and nine full-service branch offices located in Allegheny and Butler counties.

         The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2001.


                      Location
-------------------------------------------------------

                                                             Lease Expiration
                                                              Date including
   County                      Address                     Lease or Own Options
   ------                      -------                     --------------------
Allegheny                3300 Brighton Road
                         Pittsburgh, PA 15212                   Own
Allegheny                1009 Perry Highway
                         Pittsburgh, PA 15237                   Own
Butler                   251 South Main Street
                         Zelienople, PA 16063                   Own
Allegheny                312 Beverly Road
                         Pittsburgh, PA 15216                   Lease 7/31/08
Allegheny                6000 Babcock Blvd.
                         Pittsburgh, PA 15237                   Lease 11/30/02
Allegheny                1701 Duncan Avenue
                         Allison Park, PA 15101                 Lease 01/31/05
Allegheny                4710 Liberty Avenue
                         Pittsburgh, PA 15224                   Own
Allegheny                728 Washington Road
                         Pittsburgh, PA 15228                   Own
Allegheny                2034 Penn Avenue
                         Pittsburgh, PA 15222                   Own
Allegheny                683 Lincoln Avenue
                         Bellevue, PA  15202                    Own
Allegheny                Loan Center
                         1014 Perry Highway
                         Pittsburgh, PA 15237                   Lease 9/30/07
Allegheny                Data Processing and
                         Checking Department
                         1015 Perry Highway
                         Pittsburgh, PA 15237                   Own

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

Items 4.  Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

         Not applicable.


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Stock Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2001 (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The information contained in the table captioned "Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

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

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and "- Biographical Information" in the Proxy Statement for the 2002 Annual Meeting are incorporated herein by reference.

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

Item 14.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

                  1. The consolidated statements of financial condition of Fidelity Bancorp, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2001, together with the related notes and the independent auditors' report of KPMG LLP, independent accountants.

                  2.       Schedules omitted as they are not applicable.

                  3.1      Articles of Incorporation (1)
                  3.2      Bylaws (1)
                  4        Common Stock Certificate (1)
                  10.1     Employee Stock Ownership Plan, as amended (1)
                  10.2     1988 Employee Stock Compensation Program (1)
                  10.3     1993 Employee Stock Compensation Program (2)
                  10.4     1997 Employee Stock Compensation Program (3)
                  10.5     1993 Directors' Stock Option Plan (2)
                  10.6     Employment Agreement between the Company, the Bank and William L. Windisch
                           (1)
                  10.7     1998 Group Term Replacement Plan (5)
                  10.8     1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the
                           Company and the Bank (5)
                  10.9     1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the
                           Company and the Bank (5)
                  10.10    1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the
                           Company and the Bank (5)
                  10.11    1998 Stock Compensation Plan (4)
                  10.12    2000 Stock Compensation Plan (6)
                  13       Portions of the 2001 Annual Report to Stockholders
                  20.1     Dividend Reinvestment Plan (7)
                  21       Subsidiaries (see Item 1. Description of Business)
                  23       Consent of Accountants

--------------
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(3) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(5) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on December 29, 1998.
(6) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
(7) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on February 14, 2000.

     (b)      Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto only authorized.

                                 FIDELITY BANCORP, INC.



December 27, 2001                /s/William L. Windisch
                                 -----------------------------------------------
                                 William L. Windisch
                                 President, Chief Executive Officer and Director
                                 (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on December 27, 2001.


/s/William L. Windisch                               /s/Richard G. Spencer
-------------------------------------------------    ------------------------------------------
William L. Windisch                                  Richard G. Spencer
Chairman of the Board and Chief Executive Officer    President and Chief Operating Officer
(Principal Executive Officer)


/s/John R. Gales                                     /s/Robert F. Kastelic
-------------------------------------------------    ------------------------------------------
John R. Gales                                        Robert F. Kastelic
Director                                             Director



/s/Oliver D. Keefer                                  /s/Charles E. Nettrour
-------------------------------------------------    ------------------------------------------
Oliver D. Keefer                                     Charles E. Nettrour
Director                                             Director



/s/Joanne Ross Wilder                                /s/Lisa L. Griffith
-------------------------------------------------    ------------------------------------------
Joanne Ross Wilder                                   Lisa L. Griffith
Director                                             Vice President and Chief Financial Officer
                                                     (Principal Accounting Officer)
