Form 10-Q
period 2001-12-31
FIDELITY BANCORP INC
filed 2002-02-14
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                                               -----------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from                      to
                                  --------------------    --------------------

                         Commission file number 0-22288
                                                -------

                             Fidelity Bancorp, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                       25-1705405
     ------------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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
Yes  X    No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,984,893 shares, par value
$0.01, at January 31, 2002                           ---------------------------
--------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of
               December 31, 2001 and September 30, 2001                       1

               Consolidated Statements of Income for the
               Three Months Ended December 31, 2001 and 2000                  2

               Consolidated Statements of Cash Flows for the
               Three Months Ended December 31, 2001 and 2000                3-4

               Consolidated  Statements  of Changes in
               Stockholders' Equity for the Three Months Ended
               December 31, 2001 and 2000                                     5

               Notes to Consolidated Financial Statements                     6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    15


Part II - Other Information
---------------------------

Item l.        Legal Proceedings                                             16

Item 2.        Changes in Securities                                         16

Item 3.        Defaults Upon Senior Securities                               16

Item 4.        Submission of Matters to a Vote of Security Holders           16

Item 5.        Other Information                                             16

Item 6.        Exhibits and Reports on Form 8-K                              17

Signatures                                                                   18

Part I - Financial Information
Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                      December 31, September 30,
              Assets                                      2001         2001
              ------                                   ---------    ---------
Cash and amounts due from
   depository institutions                             $   7,616    $   7,392
Interest-earning demand deposits with
   other institutions                                      3,034          639
Investment securities held-to-maturity                    30,305
                                                                       19,835
Investment securities available-for-sale                  83,814       87,893
Mortgage-backed securities held-to-maturity               32,147       30,675
Mortgage-backed securities available-for-sale             61,093       62,924
Loans receivable, net  (Notes 6 and 7)                   312,309      318,600
Loans held for sale                                        3,055          344
Real estate owned, net                                       247          314
Federal Home Loan Bank stock - at cost                     9,985        9,872
Accrued interest receivable, net                           3,387        3,433
Office premises and equipment, net                         5,312        5,300
Deferred tax asset                                         1,745        1,221
Goodwill and other intangible assets                       1,827        1,863
Prepaid income taxes                                         161          377
Prepaid expenses and other assets                          4,959        4,742
                                                       ---------    ---------
       Total Assets                                    $ 560,996    $ 555,424
                                                       =========    =========

         Liabilities and Net worth
         -------------------------
Liabilities:
   Savings and time deposits                           $ 320,003    $ 313,501
   Federal Home Loan Bank advances                       184,525      184,457
   Other borrowings
                                                             137          474
   Guaranteed preferred beneficial interest in
       Company's debentures                               10,250       10,250
   Securities sold under agreement to repurchase           5,214        4,599
   Advance deposits by borrowers for
      taxes and insurance                                  2,797        1,320
   Accrued interest on savings and other deposits          1,800
                                                                        1,808
   Securities purchased, but not settled                    --          2,536
   Other accrued expenses and liabilities                  1,163        1,193
                                                       ---------    ---------
       Total Liabilities                                 525,889      520,138
                                                       ---------    ---------
Stockholders' equity (Notes 4):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,249,619
      and 2,236,623 shares issued, respectively               22           22
   Treasury stock, at cost-264,988 and 261,988
     shares                                               (3,919)      (3,872)
   Additional paid-in capital                             14,937       14,789
   Retained earnings - substantially restricted           23,608       22,887
   Accumulated other comprehensive income,
     net of tax                                              459        1,460
                                                       ---------    ---------
       Total Stockholders' Equity                         35,107       35,286
                                                       ---------    ---------
       Total Liabilities and Stockholders' Equity      $ 560,996    $ 555,424
                                                       =========    =========

See accompanying notes to consolidated financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                               Three Months Ended December 31,
                                               -------------------------------
                                                     2001           2000
                                                   -------        -------
Interest income:
   Loans                                           $ 6,185        $ 6,727
   Mortgage-backed securities                        1,382          1,441
   Investment securities                             1,684          1,536
   Deposits with other institutions                      4             12
                                                   -------        -------
      Total interest income                          9,255          9,716
                                                   -------        -------

Interest expense:
   Savings deposits                                  3,006          3,142
   Guaranteed preferred beneficial interest
      in subordinated debt                             256            256
   Borrowed funds                                    3,004          3,372
                                                   -------        -------
      Total interest expense                         6,266          6,770
                                                   -------        -------
Net interest income before provision
   for loan losses                                   2,989          2,946
Provision for loan losses                              100             90
                                                   -------        -------
Net interest income after provision
   for loan losses                                   2,889          2,856
                                                   -------        -------
Other income:
   Loan service charges and fees                       110             69
   Gain on sale of investment and
      mortgage-backed securities, net                  104             (2)
   Gain on sale of loans                                83              -
   Deposit service charges and fees                    188            163
   Other operating income                              247            218
                                                   -------        -------
      Total other income                               732            448
                                                   -------        -------
Operating expenses:
   Compensation and employee benefits                1,513          1,300
   Occupancy and equipment expense                     202            213
   Depreciation and amortization                       159            156
   Federal insurance premiums                           14             15
   Loss(gain) on real estate owned, net                 13             (7)
   Intangible amortization                              36             29
   Other operating expenses                            529            461
                                                   -------        -------
      Total operating expenses                       2,466          2,167
                                                   -------        -------

Income before income tax provision                   1,155          1,137
Income tax provision                                   198            250
                                                   -------        -------
Net income                                         $   957        $   887
                                                   =======        =======
Basic earnings per common share (Note 4)           $   .49        $   .42
                                                   =======        =======
Diluted earnings per common share (Note 4)         $   .47        $   .42
                                                   =======        =======
Dividends per common share                         $   .12        $   .09
                                                   =======        =======


See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                              Three Months Ended December 31,
                                                                                     2001        2000
                                                                                   --------    --------
Operating Activities:
--------------------
     Net income                                                                    $    957    $    887
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                                      100          90
         (Gain) loss on real estate owned                                                13          (7)
         Depreciation of premises and equipment                                         159         156
         Deferred loan fee amortization                                                 (96)        (45)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                        55          16
         Amortization of intangibles                                                     36          29
         Net (gain) loss on sale of investment and mortgage-backed securities          (104)          2
         Net (gain) loss  on sale of loans                                              (83)          -
         Origination of loans held-for-sale                                          (8,505)        (59)
         Proceeds from sale of loans held-for-sale                                    5,789          60
         (Increase) decrease in interest receivable                                      46        (263)
         (Increase) decrease in prepaid income taxes                                    216        (202)
         Increase (decrease) in interest payable                                         (8)       (268)
         Other changes, net                                                            (207)        268
                                                                                   --------    --------
        Net cash provided (used) by operating activities                             (1,632)        664
                                                                                   --------    --------
Investing Activities:
--------------------
     Proceeds from sales of investment securities available-for-sale                  3,482       2,129
     Proceeds from maturities and principal repayments of
        Investment securities available-for-sale                                      7,740         302
     Purchases of investment securities available-for-sale                           (7,962)     (1,698)
     Proceeds from sales of mortgage-backed securities available-for-sale             1,973       3,251
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                          5,797       2,404
     Purchases of mortgage-backed securities available-for-sale                      (6,567)       (997)
     Purchases of investment securities held-to-maturity                            (10,468)     (1,974)
     Purchases of mortgage-backed securities held-to-maturity                        (9,779)     (4,360)
     Recission of purchase of mortgage-backed securities held-to-maturity (Note 5)    2,516           -
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                                    3,235         738
     Net (increase) decrease in loans                                                 6,487        (535)
     Proceeds from sale of other loans                                                   86           -
     Additions to office premises and equipment                                        (171)       (122)
  Net purchases of FHLB Stock                                                          (113)          -
                                                                                   --------    --------
  Net cash provided (used) by investing activities                                   (3,744)       (862)
                                                                                   --------    --------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)


                                                             Three Months Ended
                                                                December 31,
                                                              2001        2000
                                                           --------    --------
Financing Activities:
--------------------
Net increase (decrease) in savings and time deposits       $  6,502    $  8,576
Increase (decrease) in reverse repurchase agreements and
  other borrowings                                              278        (524)
Net increase (decrease) in FHLB advances                         68      (9,635)
Increase in advance payments by borrowers for
  taxes and insurance                                         1,477       1,744
Cash dividends paid                                            (236)       (211)
Stock options exercised                                         126          64
Proceeds from sale of stock                                      13          13
Purchase of treasury stock                                     (233)        (54)
                                                           --------    --------
Net cash provided (used) by financing activities              7,995         (27)
                                                           --------    --------
Increase (decrease) in cash and cash equivalents              2,619        (225)

Cash and cash equivalents at beginning of period              8,031       8,191
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 10,650    $  7,966
                                                           ========    ========


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                $  6,273    $  7,038
                                                           --------    --------
  Income taxes                                             $      0    $    453
                                                           --------    --------

Transfer of loans to real estate owned                     $     50    $    181
                                                           --------    --------

See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                 (in thousands)

                                                                                       Accelerated
                                                                                          Other
                                                   Additional                         Comprehensive
                                        Common      Pain-in     Treasury   Retained   Income (Loss)
                                        Stock       Capital      Stock     Earnings    Net of Tax        Total
                                        -----       -------      -----     --------    ----------        -----

Balance at September 30, 2000            $  22      $ 14,524    $ (1,680)  $ 20,106     $ (3,385)     $  29,587
Comprehensive income:
     Net income                                                                 887                         887
     Other comprehensive income,
       net of tax of $1,276                                                                2,479          2,479
                                         -----       -------    --------   --------     --------       --------
Total comprehensive income                  --            --          --        887        2,479          3,366

Cash dividends paid                                                            (211)                       (211)
Treasury stock purchased -
   5,000 shares                                                      (54)                                   (54)
 Sale of stock through Dividend
    Reinvestment Plan                                     13                                                 13
 Contribution of treasury stock to
    Employee Stock Ownership Plan                                     94         (1)                         93
 Stock options exercised                                  64                                                 64
                                         -----       -------    --------   --------     --------       --------
Balance at December 31, 2000             $  22      $ 14,601    $ (1,640)  $ 20,781     $   (906)      $ 32,858
                                         =====      ========    ========   ========     ========       ========

Balance at September 30, 2001            $  22      $ 14,789    $ (3,872)  $ 22,887     $  1,460        $35,286

Comprehensive income:
     Net income                                                                 957                         957
     Other comprehensive loss,
       net of tax of $481                                                                   (933)          (933)
     Reclassification adjustment,
       Net of tax of $35                                                                     (68)           (68)
                                         -----       -------    --------   --------     --------       --------
Total comprehensive income(loss)            --            --          --        957       (1,001)           (44)
    Cash dividends paid                                                        (236)                       (236)
    Treasury stock purchased -
       15,000 shares                                                (233)                                  (233)

    Contribution of stock to ESOP -                        9         186                                    195
         12,000 shares

    Sale of stock through Dividend
       Reinvestment Plan                                  13                                                 13

  Stock options exercised                                126                                                126
                                         -----       -------    --------   --------     --------       --------
Balance at December 31, 2001             $  22       $14,937    $ (3,919)  $ 23,608     $    459       $ 35,107
                                         =====       =======    ========   ========     ========       ========

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                December 31, 2001

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank") and FB Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2001. The results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or any future interim period.

(3) New Accounting Standards
    ------------------------
In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies certain criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer need to be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Upon adoption, the Company expects to no longer amortize goodwill, but will test goodwill for impairment prospectively.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the financial condition or results of operations of the Company.

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


                                             Three Months Ended
                                                December 31,
                                                2001     2000
                                               ---------------
Numerator:
Net Income                                     $  957   $  887
                                               ------   ------
  Numerator for basic and diluted
  Earnings per share                           $  957   $  887
                                               ------   ------
Denominator:
  Denominator for basic earnings per            1,970    2,098
  Share - weighted average shares
Effect of dilutive securities:
  Employee stock options                           51       16
                                               ------   ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                2,021    2,114
                                               ------   ------
Basic earnings per share                       $  .49   $  .42
                                               ------   ------
Diluted earnings per share                     $  .47   $  .42
                                               ------   ------

(5) Securities
    ----------
The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities
- reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as other comprehensive income in stockholders' equity. Unrealized gains of $459,000, net of tax, on investments classified as available-for-sale are recorded at December 31, 2001. The Company had no securities classified as trading as of December 31, 2001 and September 30, 2001.

During the quarter ended December 31, 2001, $2.5 million of mortgage-backed securities classified by the Company as held-to-maturity were repurchased by the selling dealer due to misrepresentations by the selling dealer as to the risk characteristics and structure of the securities. The Company did not anticipate this event and believes this was an isolated, nonrecurring, and unusual circumstance. The securities were repurchased by the dealer at the Company's original cost, thus no gain or loss was recorded.

(6) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                            December 31,   September 30,
                                                               2001           2001
                                                            ------------   -------------
        First mortgage loans:
                       Conventional:
                           1-4 family dwellings              $182,095        $189,626
                           Multi-family dwellings               6,307           6,400
                       Commercial                              26,203          23,775
                       Construction:
                           Residential                          3,509           4,577
                           Commercial                           3,443           4,706
                                                             --------        --------
                                                              221,557         229,084
                                                             --------        --------
        Less:
                       Loans in process                       (5,698)         (6,341)
                       Unearned discounts and fees            (1,765)         (1,831)
                                                             --------        --------
                                                              214,094         220,912
                                                             --------        --------
        Installment Loans:
                       Home equity                             60,948          64,208
                       Consumer loans                           1,451           1,594
                       Other                                    2,059           1,923
                                                             --------        --------
                                                               64,458          67,725
                                                             --------        --------
        Commercial business loans and leases:
                       Commercial business loans               31,509          27,793
                       Commercial leases                        5,079           5,041
                                                             --------        --------
                                                               36,588          32,834
                                                             --------        --------

        Less:  Allowance for loan losses                      (2,831)         (2,871)
                                                             --------        --------

                       Loans receivable, net                 $312,309        $318,600
                                                             --------        --------

(7) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the three months ended December 31, 2001 and the fiscal year ended September 30, 2001 are as follows (dollar amounts in thousands):

                                                           December 31,    September 30,
                                                                2001            2001
                                                             --------        --------
        Balance at beginning of period                       $  2,871        $  2,910
        Provision for loan losses                                 100             475
        Charge-offs                                              (178)           (645)
        Recoveries                                                 38             131
                                                             --------        --------
        Balance at end of period                             $  2,831        $  2,871
                                                             --------        --------

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

At December 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.8 million compared to $409,000 at December 31, 2000. Included in the current amount is $1.2 million of impaired loans for which the related allowance for loan losses is $83,000, and $647,000 of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended December 31, 2001 was $1.9 million compared to $485,000 for the same period in the prior year. For the three months ended December 31, 2001, as well as December 31, 2000, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.

(8) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three months ended December 31 (dollar amounts in thousands):

                                                            Three Months Ended
                                                                December 31,
                                                             2001         2000
                                                           --------     -------

Net Income                                                 $   957      $   887
Change in unrealized gains (losses) on investment
securities and mortgage-backed securities available
for sale, net of taxes                                     $(1,001)     $ 2,479
                                                           -------      -------
Comprehensive income (loss)                                $   (44)     $ 3,366
                                                           =======      =======


(9) Acquisition
    -----------

On October 10, 2001, the Company announced the signing of a Definitive Agreement and Plan of Merger whereby Fidelity Bancorp, Inc. will acquire all the outstanding common stock of Carnegie Financial Corporation ("Carnegie") for $14.75 per share in cash or Fidelity common stock. This represents an acquisition value of approximately $3.3 million. The acquisition received all regulatory approval in January 2002, and on January 15, 2002, the stockholders of Carnegie approved the Agreement and Plan of Merger. The merger is expected to close on or about the end of February 2002.

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

On October 10, 2001, the Company announced the signing of a Definitive Agreement and Plan of Merger whereby Fidelity Bancorp, Inc. will acquire all the outstanding common stock of Carnegie Financial Corporation ("Carnegie") for $14.75 per share in cash or Fidelity common stock. This represents an acquisition value of approximately $3.3 million. The acquisition received all regulatory approval in January 2002, and on January 15, 2002, the stockholders of Carnegie approved the Agreement and Plan of Merger. The merger is expected to close on or about the end of February 2002.

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $5.6 million to $561.0 million at December 31, 2001 from $555.4 million at September 30, 2001. Significant changes in individual categories include an increase in interest earning demand deposits of $2.4 million, an increase in investment securities held-to-maturity of $10.5 million, an increase in loans held-for-sale of $2.7 million, a decrease in investment securities available-for-sale of $4.1 million, and a decrease in net loans of $6.3 million. Changes in investment securities available-for-sale reflect, in part, market value changes at December 31, 2001. The Company continued to experience increased levels of loan and mortgage-backed security prepayment and loan refinancing activity.

Total liabilities of the Company at December 31, 2001 increased $5.8 million to $525.9 million from $520.1 million at September 30, 2001. The most significant increase was in savings and time deposits of $6.5 million. The Company believes that the volatility of the stock market drove more investors to FDIC insured deposit products, thereby reducing the Company's need for wholesale funding sources such as Federal Home Loan Bank advances.

Stockholders' equity was $35.1 million at December 31, 2001, compared to $35.3 million at September 30, 2001. This result reflects net income for the three month period ended December 31, 2001 of $957,000, stock options exercised of $126,000, stock issued under the Dividend Reinvestment Plan of $13,000, and stock contributed to the Employee Stock Ownership Plan of $195,000. Offsetting these increases were common stock cash dividends paid of $236,000, the purchase of treasury stock at cost for $233,000, and a decrease of accumulated other comprehensive income of $1.0 million. Accumulated other comprehensive income decreased from September 30, 2001 as a result of changes in the net unrealized gain on the available-for-sale securities due to the fluctuations in interest rates as well as a decrease in unrealized gains realized upon the sale of available-for-sale securities during the current period. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

On July 17, 2001, the Company's Board of Directors gave discretionary authority to management to repurchase up to five percent (5%) of the total outstanding shares of the Common Stock during the next twelve months. Of the 101,331 shares authorized to be repurchased, 77,300 have been repurchased as of December 31, 2001. This is the third stock buyback program initiated by the Company.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Bank at the dates indicated. The Bank did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented (dollar amounts in thousands).

                                                                  December 31,  September 30,
                                                                      2001           2001
                                                                      ----           ----
        Non-accrual residential real estate loans
            (one-to-four family)                                    $  411         $  110

        Non-accrual construction, multi-family
            residential and commercial real estate loans               661            814

        Non-accrual installment loans                                  232            242

        Non-accrual commercial business loans                        1,145          1,182
                                                                    ------         ------

        Total non-performing loans                                  $2,449         $2,348
                                                                    ======         ======

        Total non-performing loans as a percent of
            net loans receivable                                       .78%           .71%
                                                                    ======         ======

        Total real estate owned, net                                 $ 247          $ 314
                                                                    ======         ======
        Total non-performing loans and real estate
            owned as a percent of total assets                         .48%           .48%
                                                                    ======         ======

Included in non-performing loans at December 31, 2001 are seven single-family residential real estate loans totaling $411,000, six commercial real estate loans totaling $661,000, 28 home equity and installment loans totaling $232,000, eight commercial business loans totaling $1.1 million and two commercial business leases totaling $71,000.

At December 31, 2001, the Company had an allowance for loan losses of $2.83 million or .91% of net loans receivable, as compared to an allowance of $2.87 million or .90% of net loans receivable at September 30, 2001. The allowance for loan losses equals 115.6% of non-performing loans at December 31, 2001 compared to 122.3% at September 30, 2001.

Management has evaluated its entire loan portfolio, including these non-performing loans and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at December 31, 2001 is appropriate. See also "Provision for Loan Losses."

                       Comparison of Results of Operations
                       -----------------------------------
              For the Three Months Ended December 31, 2001 and 2000
              -----------------------------------------------------

Net Income
----------

Net income for the three months ended December 31, 2001 was $957,000 compared to $887,000 for the same period in 2000, an increase of $70,000 or 7.9 %. The increase reflects increases in net interest income of $43,000, other income of $284,000, and a decrease in the provision for income taxes of $52,000. Partially offsetting these factors were increases in other operating expenses of $299,000, and the provision for loan losses of $10,000.

Interest Rate Spread
--------------------

The Bank's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.29% in the three months ended December 31, 2001 from 2.33% in the same period in 2000. The following table shows the average yields earned on the
Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                           Three Months Ended
                                                              December 31,
                                                            2001        2000
                                                            ----        ----
        Average yield on:
          Mortgage loans                                    7.57%       7.53%
          Mortgage-backed securities                        5.88        6.80
          Installment loans                                 7.91        8.32
          Commercial business loans                         8.10        9.56
          Interest -earning deposits with other
          institutions, investment securities, and
          FHLB stock (1)                                    6.23        7.19
                                                            ----        ----
          Total interest-earning assets                     7.04        7.59
                                                            ----        ----

        Average rates paid on:
          Savings deposits                                  3.77        4.26
          Borrowed funds                                    6.04        6.66
                                                            ----        ----
          Total interest-bearing liabilities                4.75        5.26
                                                            ----        ----

        Average interest rate spread                        2.29%       2.33%
                                                            ====        ====

        Net yield on interest-earning assets                2.41%       2.41%
                                                            ====        ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%

Interest Income
---------------

Interest on loans decreased $542,000 or 8.1% to $6.2 million for the three months ended December 31, 2001, compared to the same period in fiscal 2001. The decrease reflects a decrease in the average loan balance outstanding during 2001 as well as a decrease in the net yield earned on the loan portfolio. The decrease in the average balance of the loan portfolio in the fiscal 2001 period is attributed to higher levels of principal repayments reflecting the lower interest rate environment during the current fiscal period. In addition, the current fiscal period reflects the sale of approximately $5.7 million of fixed rate, single family mortgage loans, however, there were no similar loan sales during the prior fiscal period. The Bank entered into an arrangement with several investors to sell newly originated fixed-rate residential mortgage loans in the secondary market during the second quarter of fiscal 2001.

Interest on mortgage-backed securities decreased $59,000 or 4.1% to $1.4 million for the three months ended December 31, 2001, as compared to the same period in fiscal 2001. The decrease reflects a decrease in the average yield earned on the portfolio, partially offset by an increase in the average balance of mortgage-backed securities owned during the period.

Interest on interest-earning deposits with other institutions and investment securities increased $140,000 or 9.0% to $1.7 million for the three-month period ended December 31, 2001, as compared to the same period in fiscal 2001. The increase reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments.

Interest Expense
----------------

Interest on savings and time deposits decreased $136,000 or 4.3% to $3.0 million for the three-month period ended December 31, 2001, as compared to the same period in fiscal 2001. The decrease reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of savings deposits.

Interest on borrowed funds decreased $368,000 or 10.9% to $3.0 million for the three-month period ended December 31, 2001, as compared to the same period in fiscal 2001. The decrease reflects both a decrease in the cost of Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements, as well as a decrease in the average balance of these borrowings outstanding during the fiscal 2002 period. The Company continues to rely on these advances and repurchase agreements as cost effective wholesale funding sources.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Company's net interest income before provision for loan losses increased $43,000 or 1.5% to $3.0 million for the three month period ended December 31, 2001, respectively, as compared to the same period in fiscal 2001. The increase reflects an increase in net interest-earning assets, partially offset by a decreased interest rate spread.

Provision for Loan Losses
-------------------------

The provision for loan losses increased $10,000 to $100,000 for the three-month period ended December 31, 2001, as compared to the same period in fiscal 2001. At December 31, 2001, the allowance for loan losses decreased $40,000 to $2.8 million from $2.9 million at September 30, 2001. Net loan charge-offs were $140,000 and $203,000, for the three months ended December 31, 2001 and 2000, respectively.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimates of the losses inherent in the portfolio based on a monthly review by management of factors such as historical experience, volume, type of lending conducted by the Bank, industry standards, the level and status of past due and non-performing loans, the general economic conditions in the Bank's lending area, and other factors affecting the collectibility of the loans in its portfolio.

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Other Income and Other Operating Expenses
-----------------------------------------

Total non-interest or other income increased $284,000 or 63.4% to $732,000 for the three-month period ended December 31, 2001, as compared to the same period in fiscal 2001. Increases in other income primarily relate to increased gains on the sale of investment securities and loans, as well as increased loan and deposit account service charges.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $41,000 or 59.4% to $110,000 for the three month period ended December 31, 2001, as compared to the same period in the prior fiscal year. The increase is primarily attributable to an increase in the late charges on loans and an increase in the collection of title insurance fees on mortgages originated.

Gain on the sale of investment and mortgage-backed securities was $104,000 for the three month period ended December 31, 2001, as compared to a loss of $2,000 in the same period in 2000. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Deposit service charges and fees increased $25,000 or 15.6% to $188,000 for the three-month period ended December 31, 2001, as compared to the same period in fiscal 2000. The increase primarily reflects an increase in the volume of fees collected for returned checks on deposit accounts.

Operating expenses increased $299,000 or 13.8% to $2.5 million for the three-month period ended December 31, 2001, as compared to the same period in fiscal 2000. The increase in operating expenses primarily relates to increased compensation and benefits expense. In addition to general salary increases granted, additions to the staff included a Commercial Loan Officer, Chief Financial Officer, and a Staff Development Manager.

Income Taxes
------------

Income taxes decreased $52,000 or 20.8% to $198,000 for the three-month period ended December 31, 2001, compared to the same period in fiscal 2001. The decrease in taxes is attributed to a reduction in the level of income subject to state income tax as well as an increase in tax exempt interest income on certain investment securities.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2001, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.76% and total risk-based capital as a percentage of risk-weighted assets of 13.60%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2001, the Company had a Leverage Ratio of 7.68%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2001, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.95% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2001, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.33%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2001, the total of approved loan commitments amounted to $5.7 million. In addition, the Company had $5.7 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $135.9 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at December 31, 2001 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, as Exhibit 13 to the Form 10-K for September 30, 2001.

Part II - Other Information
---------------------------


Item 1.  Legal Proceedings

          The Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.


Item 2.  Changes in Securities

          Not Applicable


Item 3.  Defaults Upon Senior Securities

          Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.  Other Information

          Not Applicable

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




                           FIDELITY BANCORP, INC.



Date: February 14, 2002    By: /s/William L. Windisch
                               -------------------------------------------------
                               William L. Windisch
                               Chairman of the Board and Chief Executive Officer


Date: February 14, 2002    By: /s/Lisa L. Griffith
                               -------------------------------------------------
                               Lisa L. Griffith
                               Vice President and Chief Financial Officer