Form 10-Q
period 2002-03-31
FIDELITY BANCORP INC
filed 2002-05-15
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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
Yes  X  No
    ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,086,405 shares, par value
$0.01, at April 30, 2002                             ---------------------------
------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                                                              Page
------------------------------                                                                              ----
Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of March 31, 2002 and                         1
               September 30, 2001

               Consolidated Statements of Income for the Three and Six Months Ended                            2
               March 31, 2002 and 2001

               Consolidated Statements of Cash Flows for the Six Months Ended                                3-4
               March 31, 2002 and 2001

               Consolidated Statements of Changes in Stockholders' Equity for the Six Months                   5
               Ended March 31, 2002 and 2001

               Notes to Consolidated Financial Statements                                                      6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations          11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                     18


Part II - Other Information
---------------------------

Item l.        Legal Proceedings                                                                              18

Item 2.        Changes in Securities                                                                          18

Item 3.        Defaults Upon Senior Securities                                                                18

Item 4.        Submission of Matters to a Vote of Security Holders                                            19

Item 5.        Other Information                                                                              19

Item 6.        Exhibits and Reports on Form 8-K                                                               19

Signatures                                                                                                    20

Part I - Financial Information
Item 1.  Financial Statements

                               FIDELITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Financial Condition (Unaudited)
                      ----------------------------------------------------------
                                   (in thousands except share data)

                                                                March 31,  September 30,
              Assets                                              2002         2001
              ------                                              ----         ----
Cash and amounts due from depository institutions              $   8,312    $   7,392
Interest-earning demand deposits with other institutions           7,877          639
Investment securities held-to-maturity                            33,964       19,835
Investment securities available-for-sale                          85,775       87,893
Mortgage-backed securities held-to-maturity                       36,964       30,675
Mortgage-backed securities available-for-sale                     64,872       62,924
Loans receivable, net  (Notes 6 and 7)                           322,782      318,600
Loans held for sale                                                  892          344
Real estate owned, net                                               401          314
Federal Home Loan Bank stock - at cost                             9,605        9,872
Accrued interest receivable, net                                   3,681        3,433
Office premises and equipment, net                                 5,474        5,300
Deferred tax asset                                                 2,162        1,221
Goodwill and other intangible assets                               2,791        1,863
Prepaid income taxes                                                 405          377
Securities sold, but not settled                                     166            -
Prepaid expenses and other assets                                  6,290        4,742
                                                               ---------    ---------
       Total Assets                                            $ 592,413    $ 555,424
                                                               =========    =========


                    Liabilities and Net worth
                    -------------------------
Liabilities:
   Savings and time deposits                                   $ 340,154    $ 313,501
   Federal Home Loan Bank advances                               189,738      184,457
   Guaranteed preferred beneficial interest in
       Company's debentures                                       10,250       10,250
   Securities sold under agreement to repurchase                   5,607        4,599
   Other borrowings                                                  782          474
   Advance deposits by borrowers for
      taxes and insurance                                          3,630        1,320
   Accrued interest payable                                        1,763        1,808
   Securities purchased, but not settled                             769        2,536
   Other accrued expenses and liabilities                          2,637        1,193
                                                               ---------    ---------
       Total Liabilities                                         555,330      520,138
                                                               ---------    ---------

Stockholders' equity (Notes 4 and 5):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,251,578
      and 2,236,623 shares issued, respectively                       23           22
   Treasury stock, at cost - 166,625 and 261,988 shares           (2,358)      (3,872)
   Additional paid-in capital                                     15,071       14,789
   Retained earnings - substantially restricted                   24,474       22,887
   Accumulated other comprehensive income (loss), net of tax        (127)       1,460
                                                               ---------    ---------
       Total Stockholders' Equity                                 37,083       35,286
                                                               ---------    ---------
       Total Liabilities and Stockholders' Equity              $ 592,413    $ 555,424
                                                               =========    =========

See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                                           Three Months Ended    Six Months Ended
                                                                                March 31,             March 31,
                                                                           ------------------   -----------------
                                                                             2002      2001      2002      2001
                                                                           -------    -------   -------   -------
Interest income:
   Loans                                                                   $ 5,972    $ 6,687   $12,157   $13,414
   Mortgage-backed securities                                                1,376      1,415     2,758     2,856
   Investment securities                                                     1,611      1,604     3,295     3,140
   Deposits with other institutions                                             19         13        23        24
                                                                           -------    -------   -------   -------
      Total interest income                                                  8,978      9,719    18,233    19,434
                                                                           -------    -------   -------   -------

Interest expense:
   Savings deposits                                                          2,575      3,224     5,581     6,366
   Guaranteed preferred beneficial interest
      in subordinated debt                                                     256        256       512       512
   Borrowed funds                                                            2,797      3,138     5,801     6,509
                                                                           -------    -------   -------   -------
      Total interest expense                                                 5,628      6,618    11,894    13,387
                                                                           -------    -------   -------   -------

Net interest income before provision
   for loan losses                                                           3,350      3,101     6,339     6,047
Provision for loan losses                                                      100        110       200       200
                                                                           -------    -------   -------   -------

Net interest income after provision
   for loan losses                                                           3,250      2,991     6,139     5,847
                                                                           -------    -------   -------   -------

Other income:
   Loan service charges and fees                                                92         59       202       128
   Gain(loss) on sale of investment and
      mortgage-backed securities, net                                          (14)        31        90        30
   Gain on sale of loans                                                       113          4       196         4
   Deposit service charges and fees                                            167        153       355       316
   Other operating income                                                      266        223       513       440
                                                                           -------    -------   -------   -------
      Total other income                                                       624        470     1,356       918
                                                                           -------    -------   -------   -------

Operating expenses:
   Compensation and employee benefits                                        1,482      1,317     2,994     2,617
   Occupancy and equipment expense                                             214        245       416       459
   Depreciation and amortization                                               142        158       301       315
   Federal insurance premiums                                                   15         14        29        30
   Loss on real estate owned, net                                               22          8        35         1
   Intangible amortization                                                      44         29        81        57
   Other operating expenses                                                    585        528     1,114       988
                                                                           -------    -------   -------   -------
      Total operating expenses                                               2,504      2,299     4,970     4,467
                                                                           -------    -------   -------   -------

Income before income tax provision                                           1,370      1,162     2,525     2,298
Income tax provision                                                           268        256       466       506
                                                                           -------    -------   -------   -------
Net income                                                                 $ 1,102    $   906   $ 2,059   $ 1,792
                                                                           =======    =======   =======   =======
Basic earnings per common share (Note 4)                                   $   .54    $   .43   $  1.03   $   .86
                                                                           =======    =======   =======   =======
Diluted earnings per common share (Note 4)                                 $   .52    $   .43   $   .99   $   .84
                                                                           =======    =======   =======   =======
Dividends per common share                                                 $   .12    $   .10   $   .24   $   .20
                                                                           =======    =======   =======   =======

See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                                   Six Months Ended March 31,
                                                                                   --------------------------
                                                                                        2002        2001
                                                                                        ----        ----
Operating Activities:
--------------------
     Net income                                                                      $  2,059    $  1,792
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                                        200         200
         (Gain) loss on real estate owned                                                  35           1
         Depreciation of premises and equipment                                           301         315
         Deferred loan fee amortization                                                  (174)        (95)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                         138          20
         Amortization of intangibles                                                       81          57
         Net (gain) loss on sale of investment securities                                (139)        (93)
         Net (gain) loss on sale of mortgage-backed securities                             49          63
         Net (gain) loss  on sale of loans                                               (196)         (4)
         Origination of loans held-for-sale                                           (12,139)     (1,614)
         Proceeds from sale of loans held-for-sale                                     11,776         758
         (Increase) decrease in interest receivable                                      (248)        (82)
         Increase (decrease) in prepaid income taxes                                       28        (507)
         Increase (decrease) in interest payable                                          (45)        (93)
         Other changes, net                                                              (372)        119
                                                                                     --------    --------
        Net cash provided (used) by operating activities                                1,354         837
                                                                                     --------    --------

Investing Activities:
---------------------

     Proceeds from sales of investment securities available-for-sale                    9,315       3,796
     Proceeds from maturities and principal repayments of
        Investment securities available-for-sale                                        9,990         427
     Purchases of investment securities available-for-sale                            (15,061)     (6,013)
     Proceeds from sales of mortgage-backed securities available-for-sale               2,669       3,252
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                           10,596       4,919
     Purchases of mortgage-backed securities available-for-sale                       (17,228)     (2,002)
     Purchases of investment securities held-to-maturity                              (14,129)     (5,227)
     Purchases of mortgage-backed securities held-to-maturity                         (16,984)     (9,771)
     Recission of purchase of mortgage-backed securities held-to-maturity (Note 5)      2,516           -
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                                      8,115       1,583
     Acquisition of Carnegie Financial Corporation, net (Note 9)                       (1,567)          -
     Net (increase) decrease in loans                                                  18,984       1,876
     Proceeds from sale of other loans                                                    601           -
     Net redemptions of FHLB stock                                                        518           -
     Additions to office premises and equipment                                          (290)       (275)
                                                                                     --------    --------

  Net cash provided (used) by investing activities                                     (1,955)     (7,435)
                                                                                     --------    --------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)

                                                                       Six Months Ended March 31,
                                                                             2002        2001
                                                                             ----        ----
Financing Activities:
---------------------

Net increase (decrease) in savings and time deposits                         5,653      18,410
Increase (decrease) in reverse repurchase agreements and
  other borrowings                                                           1,316         210
Net increase (decrease) in FHLB advances                                       130     (12,380)
Increase in advance payments by borrowers for
  taxes and insurance                                                        2,001       1,333
Cash dividends paid                                                           (472)       (418)
Contribution of stock to ESOP                                                  195           -
Stock options exercised                                                        135          92
Proceeds from sale of stock                                                     34          29
Purchase of treasury stock                                                    (233)       (514)
                                                                          --------    --------

Net cash provided (used) by financing activities                             8,759       6,762
                                                                          --------    --------

Increase (decrease) in cash and cash equivalents                             8,158         164

Cash and cash equivalents at beginning of period                             8,031       8,191
                                                                          --------    --------

Cash and cash equivalents at end of period
                                                                          $ 16,189    $  8,355
                                                                          ========    ========


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                               $ 11,938    $ 13,480
  Income taxes                                                            $    400    $  1,088
                                                                          --------    --------

Transfer of loans to real estate owned                                    $    313    $    349
                                                                          --------    --------

The Company purchased all of the common stock of Carnegie
Financial Corporation for $3.2 million. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:

Fair value of assets acquired                                             $ 29,433    $      -
Fair value of liabilities assumed                                         $(27,209)   $      -
Common stock issued in exchange for Carnegie
  Financial Corporation stock                                             $ (1,666)   $      -
Cash paid for Carnegie Financial Corporation stock                        $ (1,567)   $      -
                                                                          --------    --------

Excess liabilities assumed over assets acquired                           $ (1,009)   $      -
                                                                          --------


See accompanying notes to consolidated financial statements.

                          FIDELITY BANCORP, INC. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                       (in thousands)

                                                                                         Accumulated
                                                                                            Other
                                                      Additional                         Comprehensive
                                            Common    Pain-in      Treasury  Retained    Income (Loss)
                                            Stock     Capital       Stock    Earnings     Net of Tax         Total
========================================================================================================================

Balance at September 30, 2000                $  22    $ 14,524     $(1,680)  $ 20,106      $ (3,385)        $29,587

Comprehensive income:
     Net income                                                                 1,792                         1,792
     Other comprehensive income,
       net of tax of $1,977                                                                   3,817           3,817
                                             -----    --------     -------   --------      --------         -------

Total comprehensive income                      --          --          --      1,792         3,817           5,609

Cash dividends paid                                                              (418)                         (418)
Treasury stock purchased -
   40,000 shares                                                      (514)                                    (514)
 Contribution of stock to ESOP -                                        94         (1)                           93
     8,140 shares
 Sale of stock through Dividend
    Reinvestment Plan                                       29                                                   29

 Stock options exercised                                    92                                                   92
                                             -----    --------     -------   --------      --------         -------

Balance at March 31, 2001                    $  22    $ 14,645     $(2,100)  $ 21,479      $    432         $34,478
                                             =====    ========     =======   ========      ========         =======


Balance at September 30, 2001                $  22    $ 14,789     $(3,872)  $ 22,887      $  1,460         $35,286

Comprehensive income:
     Net income                                                                 2,059                         2,059
     Other comprehensive loss,
       net of tax of $787                                                                    (1,528)         (1,528)
                                             -----    --------     -------   --------
     Reclassification adjustment,
       Net of tax of $31                                                                        (59)            (59)
                                                                                           --------         -------
Total comprehensive income(loss)                --          --          --      2,059        (1,587)            472
Acquisition of Carnegie                                    105       1,561                                    1,666
 Cash dividends paid                                                             (472)                         (472)
 Treasury stock purchased -
       15,000 shares                                                  (233)                                    (233)

 Contribution of stock to ESOP -                             9         186                                      195
         12,000 shares

 Sale of stock through Dividend
       Reinvestment Plan                                    34                                                   34

 Stock options exercised                         1         134                                                  135
                                             -----     -------     -------   --------      --------         -------
Balance at March 31, 2002                    $  23     $15,071     $(2,358)  $ 24,474      $   (127)        $37,083
                                             =====     =======     =======   ========      ========         =======

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

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2001. The results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or any future interim period.

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

(4) Earnings Per Share
    ------------------
Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividend paid on November 28, 2000. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                 Three Months Ended March 31,           Six Months Ended March 31,
                                                         2002          2001                 2002           2001
                                                      --------       -------             --------       --------
Numerator:
Net Income                                            $ 1,102         $ 906               $2,059         $1,792
                                                      -------        ------               ------         ------
  Numerator for basic and diluted
  earnings per share                                  $ 1,102        $  906               $2,059         $1,792
                                                      -------        ------               ------         ------
Denominator:
  Denominator for basic earnings per                    2,038         2,091                2,007          2,093
  share - weighted average shares
Effect of dilutive securities:
  Employee stock options                                   38            38                   83             38
                                                      -------        ------               ------         ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                        2,129         2,129                2,090          2,131
                                                      -------        ------               ------         ------
Basic earnings per share                                  .54        $  .43               $ 1.03         $  .86
                                                      -------        ------               ------         ------
Diluted earnings per share                            $   .52        $  .43               $  .99         $  .84
                                                      -------        ------               ------         ------



(5) Securities
    ----------

The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses of $127,000, net of tax, on investments classified as available-for-sale are recorded at March 31, 2002. The Company had no securities classified as trading as of March 31, 2002 and September 30, 2001.

During the six-month period ended March 31, 2002, $2.5 million of mortgage-backed securities classified by the Company as held-to-maturity were repurchased by the selling dealer due to misrepresentations by the selling dealer as to the risk characteristics and structure of the securities. The Company did not anticipate this event and believes this was an isolated, nonrecurring, and unusual circumstance. The securities were repurchased by the dealer at the Company's original cost, thus no gain or loss was recorded.

(6) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                                 March 31,          September 30,
                                                                   2002                  2001
                                                              ------------          ------------
        First  mortgage loans:
                       Conventional:
                           1-4 family dwellings                  $182,296              $189,626
                           Multi-family dwellings                   6,553                 6,400
                       Commercial                                  29,370                23,775
                       Construction:
                           Residential                              8,116                 4,577
                           Commercial                               3,969                 4,706
                                                                 --------              --------
                                                                  230,304               229,084
                                                                 --------              --------
        Less:
                       Loans in process                            (4,694)               (6,341)
                       Unearned discounts and fees                 (1,383)               (1,831)
                                                                 --------              --------
                                                                  224,227               220,912
                                                                 --------              --------
        Installment Loans:
                       Home equity                                 59,685                64,208
                       Consumer loans                               1,647                 1,594
                       Other                                        1,900                 1,923
                                                                 --------              --------
                                                                   63,232                67,725
                                                                 --------              --------
        Commercial business loans and leases:
                       Commercial business loans                   33,699                27,793
                       Commercial leases                            4,704                 5,041
                                                                 --------              --------
                                                                   38,403                32,834
                                                                 --------              --------

        Less:  Allowance for loan losses                           (3,080)               (2,871)
                                                                 --------              --------

                       Loans receivable, net                     $322,782              $318,600
                                                                 --------              --------

(7) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the six months ended March 31, 2002 and the fiscal year ended September 30, 2001 are as follows (dollar amounts in thousands):

                                                               March 31,           September 30,
                                                               ---------           -------------
                                                                  2002                  2001
                                                                  ----                  ----
        Balance at beginning of period                          $2,871                $2,910
        Allowance for loan losses of Carnegie Savings Bank         204                    --
        Provision for loan losses                                  200                   475
        Charge-offs                                               (258)                 (645)
        Recoveries                                                  63                   131
                                                                ------                ------
        Balance at end of period                                $3,080                $2,871
                                                                ------                ------

                                       -8-

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

At March 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.85 million compared to $409,000 at March 31, 2001. Included in the current amount is $608,000 of impaired loans for which the related allowance for loan losses is $69,000, and $1.2 million of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended March 31, 2002 was $1.9 million compared to $459,000 for the same period in the prior year. For the six months ended March 31, 2002, as well as March 31, 2001, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.


(8) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three and six-month periods ended March 31 (dollar amounts in thousands):

                                                               Three Months Ended March 31,        Six Months Ended March 31,
                                                                     2002          2001                 2002           2001
                                                                  --------      --------             --------        -------

Net Income                                                        $ 1,102        $   906             $ 2,059         $ 1,792
Change in unrealized gains (losses) on investment
securities and mortgage-backed securities available
for sale, net of taxes
                                                                  $  (586)       $ 1,339             $(1,587)        $ 3,817
                                                                  -------        -------             -------         -------

Comprehensive income (loss)                                       $   516        $ 2,245             $   472         $ 5,609
                                                                  =======        =======             =======         =======

(9) Acquisition
    -----------

On October 10, 2001, the Company announced the signing of a Definitive Agreement and Plan of Merger whereby Fidelity Bancorp, Inc. will acquire all the outstanding common stock of Carnegie Financial Corporation ("Carnegie") for $14.75 per share in cash or Fidelity common stock. This represents an acquisition value of approximately $3.3 million. The acquisition received all regulatory approval in January 2002, and on January 15, 2002, the stockholders of Carnegie approved the Agreement and Plan of Merger. The acquisition of Carnegie was completed on February 22, 2002.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Carnegie have been included in the Company's consolidated financial statements from February 22, 2002. The Company acquired loans with a fair market value of approximately $21.9 million and deposits with a fair market value of approximately $21.0 million in the transaction. Goodwill and other core deposit intangibles arising from the transaction were approximately $1.0 million.

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

On February 22, 2002, the Company completed it acquisition of Carnegie Financial Corporation ("Carnegie"). See Note 9 to the Financial Statements.

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $37.0 million or 6.7% to $592.4 million at March 31, 2002 from $555.4 million at September 30, 2001. Significant changes in individual categories were increases in investment securities held-to-maturity of $14.1 million, interest earning demand deposits of $7.2 million, mortgage-backed securities held-to-maturity of $6.3 million, and net loans of $4.2 million. The increase in net loans reflects $21.9 million in net loans acquired with the purchase of Carnegie and $56.8 million in new loan originations, which was offset by $63.5 million of loan prepayments and $12.2 million in loan sales.

Total liabilities of the Company increased by $35.2 million or 6.8% to $555.3 million at March 31, 2002 from $520.1 million at September 30, 2001. The increase primarily reflects a $26.7 million increase in savings and time deposits a $5.3 million increase in Federal Home Loan Bank advances. The increase in deposits reflects $21.0 million of deposits acquired with the purchase of Carnegie. In addition, the Company believes that the stock market volatility drove more investors to FDIC insured deposit products.

Stockholders' equity increased $1.8 million or 5.1% to $37.1 million at March 31, 2002, compared to $35.3 million at September 30, 2001. This result reflects net income for the six month period ended March 31, 2002 of $2.06 million, $1.67 million of stock issued for the acquisition of Carnegie, stock options exercised of $135,000, stock issued for under the Dividend Reinvestment Plan of $34,000, and stock contributed to the Employee Stock Ownership Plan of $195,000. Offsetting these increases were common stock cash dividends paid of $472,000, the purchase of treasury stock at cost for $233,000, and a decrease of accumulated other comprehensive income of $1.59 million. Accumulated other comprehensive income decreased from September 30, 2001 as a result of changes in the net unrealized loss on the available-for-sale securities due to the fluctuations in interest rates as well as a decrease in unrealized gains realized upon the sale of available-for-sale securities during the current period. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Company at the dates indicated. The Company did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented (dollar amounts in thousands).

                                                  March 31,     September 30,
                                                    2002             2001
                                                   ------           ------

Non-accrual residential real estate loans
    (one-to-four family)                           $  502           $  110

Non-accrual construction, multi family
    residential and commercial real estate loans      749              814

Non-accrual installment loans                         184              242

Non-accrual commercial                              1,101            1,182
                                                   ------           ------
    business loans

Total non-performing loans                         $2,536           $2,348
                                                   ======           ======

Total non-performing loans as a percent of
    net loans receivable                              .79%             .71%
                                                   ======           ======

Total real estate owned, net of related
    reserves                                       $  401           $  314
                                                   ======           ======

Total non-performing loans and real estate
    owned as a percent of total assets                .50%             .48%
                                                   ======           ======

Included in non-performing loans at March 31, 2002 are 11 single-family residential real estate loans totaling $502,000, four commercial real estate loans totaling $749,000, 18 home equity and installment loans totaling $184,000, six commercial business loans totaling $937,000 and five commercial business leases totaling $164,000.

At March 31, 2002, the Company had an allowance for loan losses of $3.1 million or .95% of net loans receivable, as compared to an allowance of $2.9 million or ..90% of net loans receivable at September 30, 2001. The allowance for loan losses equals 121.4% of non-performing loans at March 31, 2002 compared to 122.3% at September 30, 2001.

Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 2002 is appropriate. See also "Provision for Loan Losses."

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Six Months Ended March 31, 2002 and 2001
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended March 31, 2002 was $1.1 million compared to $906,000 for the same period in 2001, an increase of $196,000 or 21.6 %. The increase reflects an increase in net interest income of $249,000 or 8.0%, an increase in other income of $154,000 or 32.8%, and a decrease in the provision for loan losses $10,000 or 9.1%. Partially offsetting these factors was an increase in other operating expenses of $205,000 or 8.9% and an increase in the provision for income taxes of $12,000 or 4.7%.

Net income for the six months ended March 31, 2002 was $2.1 million compared to $1.8 million for the same period in 2001, an increase of $267,000 or 14.9%. The increase reflects an increase in net interest income of $292,000 or 4.8% and an increase in other income of $438,000 or 47.7%, and a decrease in the provision for income taxes of $40,000 or 7.9%. Partially offsetting these factors was an increase in other operating expenses of $503,000 or 11.3%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, increased to 2.45% in the three months ended March 31, 2002 from 2.28% in the same period in 2001. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                Three Months Ended
                                                     March 31,
                                                  2002       2001
                                                -------    -------
Average yield on:
  Mortgage loans                                   7.38%      7.60%
  Mortgage-backed securities                       5.63       6.60
  Installment loans                                7.59       8.19
  Commercial business loans and leases             7.49       8.95
  Interest -earning deposits with other
  institutions, investment securities, and
  FHLB stock (1)                                   5.82       7.04
                                                -------    -------
  Total interest-earning assets                    6.73       7.49
                                                -------    -------

Average rates paid on:
  Savings deposits                                 3.20       4.33
  Borrowed funds                                   5.77       6.46
                                                -------    -------
  Total interest-bearing liabilities               4.28       5.21
                                                -------    -------

Average interest rate spread                       2.45%      2.28%
                                                =======    =======

Net yield on interest-earning assets               2.64%      2.50%
                                                =======    =======

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%

The Bank's tax-equivalent interest rate spread increased to 2.37% in the six months ended March 31, 2002 from 2.30% in the same period in fiscal 2001. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                           Six Months Ended March 31,
                                                 2002       2001
                                               -------    -------
Average yield on:
  Mortgage loans                                   7.46%      7.57%
  Mortgage-backed securities                       5.73       6.69
  Installment loans                                7.74       8.26
  Commercial business loans and leases             7.81       9.22
  Interest -earning deposits with other
  institutions, investment securities, and
  FHLB stock (1)                                   6.02       7.10
                                                -------    -------
  Total interest-earning assets                    6.87       7.53
                                                -------    -------

Average rates paid on:
  Savings deposits                                 3.48       4.29
  Borrowed funds                                   5.89       6.52
                                                -------    -------
  Total interest-bearing liabilities               4.50       5.23
                                                -------    -------

Average interest rate spread                       2.37%      2.30%
                                                =======    =======

Net yield on interest-earning assets               2.52%      2.45%
                                                =======    =======

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%


Interest Income
---------------

Interest on loans decreased $715,000 or 10.7% to $6.0 million for the three months ended March 31, 2002, compared to the same period in 2001. The decrease reflects a decrease in the average loan balance outstanding during 2002 as well as a decrease in the net yield earned on the loan portfolio. Interest on loans decreased $1.3 million or 9.4% to $12.2 for the six months ended March 31, 2002, compared to the same period in fiscal 2001. The decrease is attributable to a decrease in the average loan balance outstanding during the 2002 period as well as a decrease in the net yield earned on these assets in the fiscal 2002 period as compared to the same period in fiscal 2001. The Company acquired $21.9 million in net loans with the purchase of Carnegie and the Company originated $56.8 million in new loans, however, these increases in loans were offset by $63.5 million of loan prepayments and $12.2 million in loan sales, thus accounting for the decrease in the average loan balance outstanding for the 2002 periods. Higher levels of principal repayments have been experienced due to the lower interest rate environment during the current fiscal period. In addition, the current fiscal period reflects the sale of approximately $11.6 million of fixed rate, single family mortgage loans, however, there were no similar loan sales during the prior fiscal period. The Bank entered into an arrangement with several investors to sell newly originated fixed-rate residential mortgage loans in the secondary market during the second quarter of fiscal 2001.

Interest on mortgage-backed securities decreased $39,000 or 2.8% to $1.4 million and $98,000 or 3.4% to $2.8 million for the three and six months ended March 31, 2002, respectively, as compared to the same periods in 2001. The decrease for both the three and six month periods ended March 31, 2002, reflects a decrease in the average yield earned on the portfolio, partially offset by an increase in the average balance of mortgage-backed securities owned in the period. The fair market value of mortgage-backed securities acquired from Carnegie was approximately $811,000, however, the Company sold $746,000 of the securities during the same period, thus the acquisition did not have a material impact on interest on mortgage-backed securities during the fiscal 2002 periods.

Interest on interest-earning deposits with other institutions and investment securities increased $13,000 or .8% to $1.6 million and $154,000 or 4.9% to $3.3 million for the three and six-month periods ended March 31, 2002, as compared to the same period in 2001. The increase for both the three and six month periods ended March 31, 2002, reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments. Interest-earning deposits of $1.6 million and investment securities of $2.0 million, net of sales, were acquired with the purchase of Carnegie, thus contributing to the increase in the average balance in the portfolio during the 2002 periods.


Interest Expense
----------------

Interest on savings and time deposits decreased $649,000 or 20.1% to $2.6 million and decreased $785,000 or 12.3% to $5.6 million for the three and six month periods ended March 31, 2002, respectively, as compared to the same periods in fiscal 2001. The decrease for both the three and six month periods in fiscal 2002 as compared to fiscal 2001 reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of savings deposits. The increase in the average balance of deposits also reflects the approximately $21.0 million of deposits assumed from the new Carnegie branch.

Interest on borrowed funds decreased $341,000 or 10.9% to $2.8 million and $708,000 or 10.9% to $5.8 million for the three and six-month periods ended March 31, 2002, respectively, as compared to the same periods in fiscal 2001. The decrease for both the three and six month periods in fiscal 2002 as compared to fiscal 2001 reflects a decrease in the cost of Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements, as well as a decrease in the balance of these borrowings outstanding during the fiscal 2002 periods. The Company continues to rely on these advances and repurchase agreements as cost effective wholesale funding sources.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Company's net interest income before provision for loan losses increased $249,000 or 8.0% to $3.4 million and increased $292,000 or 4.8% to $6.3 million for the three and six month periods ended March 31, 2002, respectively, as compared to the same periods in fiscal 2001. The increase for both the three and six month periods in fiscal 2002 is attributable to an increase in net interest-earning assets, as well as an increased interest rate spread.


Provision for Loan Losses
-------------------------

The provision for loan losses decreased $10,000 to $100,000 for the three month period ended March 31, 2002 as compared to the same period in fiscal 2001. There was no change in the provision for loan losses for the six month period ended March 31, 2002, as compared to the same period in fiscal 2001. At March 31, 2002, the allowance for loan losses increased $208,000 to $3.1 million from $2.9 million at September 30, 2001. Net loan charge-offs were $80,000 and $96,000 for the three months ended March 31, 2002 and 2001, respectively. Net loan charge-offs were $258,000 and $308,000 for the six months ended March 31, 2002 and 2001, respectively.

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


Other Income and Other Operating Expenses
-----------------------------------------

Total non-interest or other income increased $154,000 or 32.8% to $624,000 and increased $438,000 or 47.7% to $1.4 million for the three and six-month periods ended March 31, 2002, respectively, as compared to the same periods in fiscal 2001. Increases in other income primarily relate to increased gains on the sale of investment securities and loans, as well as increased loan and deposit account service charges.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $33,000 or 55.9% to $92,000 and increased $74,000 or 57.8% to $202,000 for the three and six month periods ended March 31, 2002, respectively, as compared to the same periods in fiscal 2001. The increase for both periods is primarily attributed to an increase in the late charges on loans and an increase in the collection of title insurance fees on mortgages originated.

Loss on the sale of investment and mortgage-backed securities was $14,000 for the three month period ended March 31, 2002, as compared to a gain of $31,000 in the same period in 2001. The gain on the sale of investment and mortgage-backed securities was $90,000 for the six month period ended March 31, 2002, as compared to a gain of $30,000 in the same period in 2001. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gain on the sale of loans was $113,000 and $196,000 for the three and six month periods ended March 31, 2002, respectively, as compared to $4,000 for both the three and six month periods in 2001. The current fiscal period reflects the sale of approximately $11.6 million of fixed rate, single family mortgage loans, however, there were no similar loan sales during the prior fiscal period. The Bank entered into an arrangement with several investors to sell newly originated fixed-rate residential mortgage loans in the secondary market during the second quarter of fiscal 2001.

Deposit service charges and fees increased $14,000 or 9.2% and increased $39,000 or 12.3% for the three and six month periods ended March 31, 2002, respectively, as compared to the same periods in fiscal 2001. The increase for both periods is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts.

Operating expenses increased $205,000 or 8.9% to $2.5 million and $503,000 or 11.3% to $5.0 million for the three and six-month periods ended March 31, 2002, respectively, as compared to the same period in fiscal 2001. The increase in operating expenses is partially attributed to the operation of the Carnegie branch obtained in the acquisition of Carnegie Financial Corporation. The increases components of operating expenses for the three month period ended March 31, 2002 are primarily compensation and benefits expense of $1.5 million compared to $1.3 million in the prior year; intangible amortization of $44,000 in 2002 compared to $29,000 in 2001; and other operating expenses of $585,000 in 2002 compared to $528,000 in 2001. During the current period, six employees were added to the staff as a result of the Carnegie acquisition. The increased components of operating expenses for the six month period ended March 31, 2002 are primarily compensation and benefits expense of $3.0 million compared to $2.6 million in the prior year; net loss on real estate owned of $35,000 in 2002 compared to $1,000 in 2001; intangible amortization of $81,000 in 2002 compared to $57,000 in 2001; and, other operating expenses of $1.1 million in 2002 compared to $988,000 in 2001.

Income Taxes
------------

Income taxes increased $12,000 or 4.7% to $268,000 and decreased $40,000 or 7.9% to $466,000 for the three and six month periods ended March 31, 2002, respectively, compared to the same periods in fiscal 2001. The increase for the three month period ended March 31, 2002 as compared to the same period in the prior year, reflects increased earnings, partially offset by a decrease in the effective tax rate. The decrease in taxes for the six month period ended March 31, 2002, as compared to the same period in the prior year, is primarily attributed to a reduced effective tax rate, partially offset by increased earnings. The decrease in the effective tax rate for the three and six month periods is attributed to an increase in tax-exempt interest income.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2002, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.80% and total risk-based capital as a percentage of risk-weighted assets of 13.68%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2002, the Company had a Leverage Ratio of 7.88%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2002, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.23% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2002, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.87%.


Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2002, the total of approved loan commitments amounted to $3.3 million. In addition, the Company had $4.7 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $107.7 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

Critical Accounting Policies
----------------------------

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on page 16 herein and page 44 of the Company's 2001 Annual Report to Shareholders.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2002 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, as Exhibit 13 to the Form 10-K for September 30, 2001.


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

          None


Item 3.  Defaults Upon Senior Securities

          Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          On February 12, 2002, the Company held its annual meeting of stockholders and the following items were presented:

          Election of Directors Charles E. Nettrour and William L. Windisch for a term of three years ending in 2005. Director Nettrour received 1,697,144 votes in favor and 119,772 votes withheld and Director Windisch received 1,695,702 votes in favor and 121,214 votes withheld.


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




                           FIDELITY BANCORP, INC.



Date:   May 15, 2002       By: /s/ William L. Windisch
                               -------------------------------------------------
                               William L. Windisch
                               Chairman of the Board and Chief Executive Officer


Date:   May 15, 2002       By: /s/ Lisa L. Griffith
                               -------------------------------------------------
                               Lisa L. Griffith
                               Vice President and Chief Financial Officer