Form 10-Q
period 2002-06-30
FIDELITY BANCORP INC
filed 2002-08-14
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _____________ to ________________


                         Commission file number 0-22288
                                                -------


                             Fidelity Bancorp, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                        25-1705405
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


               1009 Perry Highway, Pittsburgh, Pennsylvania, 15237
               ---------------------------------------------------
                    (Address of principal executive offices)


                                  412-367-3300
                           ---------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,312,845 shares, par value
                                                    ----------------------------
$0.01, at July 31, 2002
-----------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index


Part I - Financial Information                                                                           Page
                                                                                                        ------

Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of June 30, 2002 and                       1
               September 30, 2001

               Consolidated Statements of Income for the Three and Nine Months Ended                        2
               June 30, 2002 and 2001

               Consolidated Statements of Cash Flows for the Nine Months Ended                            3-4
               June 30, 2002 and 2001

               Consolidated Statements of Changes in Stockholders' Equity for the Nine Months               5
               Ended June 30, 2002 and 2001

               Notes to Consolidated Financial Statements                                                   6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations       11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                  19


Part II - Other Information

Item l.        Legal Proceedings                                                                           19

Item 2.        Changes in Securities                                                                       19

Item 3.        Defaults Upon Senior Securities                                                             19

Item 4.        Submission of Matters to a Vote of Security Holders                                         20

Item 5.        Other Information                                                                           20

Item 6.        Exhibits and Reports on Form 8-K                                                            20

Signatures                                                                                                 21



Part I - Financial Information
         ---------------------

Item 1.  Financial Statements


                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                               June 30,         September 30,
              Assets                                             2002               2001
              ------                                         ----------         -----------

Cash and amounts due from depository institutions             $  9,994             $  7,392
Interest-earning demand deposits with other institutions           458                  639
Investment securities held-to-maturity                          38,015               19,835
Investment securities available-for-sale                        91,225               87,893
Mortgage-backed securities held-to-maturity                     38,301               30,675
Mortgage-backed securities available-for-sale                   76,241               62,924
Loans receivable, net  (Notes 6 and 7)                         319,652              318,600
Loans held for sale                                              1,063                  344
Real estate owned, net                                             598                  314
Federal Home Loan Bank stock - at cost                          10,120                9,872
Accrued interest receivable, net                                 3,619                3,433
Office premises and equipment, net                               5,651                5,300
Deferred tax asset                                               1,185                1,221
Goodwill and other intangible assets                             2,747                1,863
Prepaid income taxes                                               310                  377
Prepaid expenses and other assets                                6,079                4,742
                                                            ----------            ---------
       Total Assets                                         $  605,258            $ 555,424
                                                            ===========           =========
    Liabilities and Stockholders' Equity
    ------------------------------------
Liabilities:
   Savings and time deposits                                $  340,353             $313,501
   Federal Home Loan Bank advances                             198,940              184,457
   Guaranteed preferred beneficial interest in
     Company's debentures                                       10,250               10,250
   Securities sold under agreement to repurchase                 6,928                4,599
   Other borrowings                                                272                  474
   Advance deposits by borrowers for
      taxes and insurance                                        3,716                1,320
   Accrued interest payable                                      1,801                1,808
   Securities purchased, but not settled                           999                2,536
   Other accrued expenses and liabilities                        1,851                1,193
                                                            ----------            ---------
       Total Liabilities                                       565,110              520,138
                                                            ----------            ---------

Stockholders' equity (Notes 4 and 5):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,496,114
      and 2,236,623 shares issued, respectively                     25                   22
   Treasury stock, at cost - 183,287 and
     261,988 shares                                             (2,358)              (3,872)
   Additional paid-in capital                                   15,280               14,789
   Retained earnings - substantially restricted                 25,405               22,887
   Accumulated other comprehensive income (loss),
     net of tax                                                  1,796                1,460
                                                            ----------            ---------
       Total Stockholders' Equity                               40,148               35,286
                                                            ----------            ---------
       Total Liabilities and Stockholders' Equity           $  605,258            $ 555,424
                                                            ==========            =========


          See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                     Three Months Ended        Nine Months Ended
                                                         June 30,                   June 30,
                                                     ------------------        ------------------
                                                       2002       2001           2002       2001
                                                     -------    -------        -------     ------

Interest income:
   Loans                                              $5,991    $6,607         $18,148     $20,021
   Mortgage-backed securities                          1,484     1,262           4,242       4,118
   Investment securities                               1,671     1,661           4,966       4,801
   Deposits with other institutions                        7        47              30          71
                                                      ------    ------         -------     -------
      Total interest income                            9,153     9,577          27,386      29,011
                                                      ------    ------         -------     -------
Interest expense:
   Savings deposits                                    2,478     3,311           8,058       9,676
   Guaranteed preferred beneficial interest
      in subordinated debt                               256       256             768         768
   Borrowed funds                                      2,875     3,075           8,677       9,585
                                                      ------     -----         -------     -------
      Total interest expense                           5,609     6,642          17,503      20,029
                                                      ------     -----         -------     -------

Net interest income before provision
   for loan losses                                     3,544     2,935           9,883       8,982
Provision for loan losses                                100       125             300         325
                                                      ------    ------         -------     -------
Net interest income after provision
   for loan losses                                     3,444     2,810           9,583       8,657
                                                      ------    ------         -------     -------
Other income:
   Loan service charges and fees                          93        74             294         201
   Gain(loss) on sale of investment and
      mortgage-backed securities, net                    (29)       96              61         126
   Gain on sale of loans                                  37        35             233          39
   Deposit service charges and fees                      273       178             628         494
   Other operating income                                255       250             768         691
                                                      ------    ------         -------     -------
      Total other income                                 629       633           1,984       1,551
                                                      ------    ------         -------     -------
Operating expenses:
   Compensation and employee benefits                  1,513     1,397           4,507       4,014
   Occupancy and equipment expense                       229       226             645         685
   Depreciation and amortization                         153       158             454         473
   Federal insurance premiums                             17        14              46          44
   Loss on real estate owned, net                         12        14              47          15
   Intangible amortization                                33        31             114          88
   Other operating expenses                              561       512           1,674       1,500
                                                      ------    ------         -------     -------
      Total operating expenses                         2,518     2,352           7,487       6,819
                                                      ------    ------         -------     -------
Income before income tax provision                     1,555     1,091           4,080       3,389

Income tax provision                                     342       240             808         746
                                                      ------    ------         -------     -------
Net income                                            $1,213    $  851         $ 3,272     $ 2,643
                                                      ======    ======         =======     =======
Basic earnings per common share (Note 4)              $  .53    $  .38         $  1.46     $  1.18
                                                      ======    ======         =======     =======
Diluted earnings per common share (Note 4)            $  .51    $  .37         $  1.41     $  1.15
                                                      ======    ======         =======     =======
Dividends per common share                            $  .12    $ .091         $   .36     $  .265
                                                      ======    ======         =======     =======


          See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)



                                                                                    Nine Months Ended June 30,
                                                                                       2002             2001
                                                                                    ---------         --------

Operating Activities:
--------------------
Net income                                                                            $ 3,272        $ 2,643
Adjustments to reconcile net income to net
cash provided by operating activities:
    Provision for loan losses                                                             300            325
    (Gain) loss on real estate owned                                                       47             15
    Depreciation of premises and equipment                                                454            473
    Deferred loan fee amortization                                                       (226)          (197)
    Amortization of investment and mortgage-backed securities
     discounts/premiums, net                                                              254             26
    Amortization of intangibles                                                           114             88
    Net (gain) loss on sale of investment securities                                      (89)          (119)
    Net (gain) loss on sale of mortgage-backed securities                                  28             (7)
    Net (gain) loss  on sale of loans                                                    (233)           (39)
    Origination of loans held-for-sale                                                (14,593)        (6,994)
    Proceeds from sale of loans held-for-sale                                          14,094          4,466
    (Increase) decrease in interest receivable                                            (45)          (258)
    (Increase) decrease in prepaid income taxes                                            67           (547)
    Increase (decrease) in interest payable                                              (112)          (317)
    Other changes, net                                                                 (1,293)          (195)
                                                                                    ---------       --------
   Net cash provided (used) by operating activities                                     2,039           (637)
                                                                                    ---------       --------

Investing Activities:
    Proceeds from sales of investment securities available-for-sale                    12,626          3,885
    Proceeds from maturities and principal repayments of
       Investment securities available-for-sale                                         9,990          3,736
    Purchases of investment securities available-for-sale                             (22,546)       (23,945)
    Proceeds from sales of mortgage-backed securities available-for-sale                2,691         11,654
    Proceeds from maturities and principal repayments of  mortgage-
       backed securities available-for-sale                                            14,927          9,726
    Purchases of mortgage-backed securities available-for-sale                        (31,897)        (2,002)
    Proceeds from maturities and principal repayments of investment
       securities held-to-maturity                                                      1,000             --
    Purchases of investment securities held-to-maturity                               (17,538)        (9,361)
    Purchases of mortgage-backed securities held-to-maturity                          (22,189)       (18,824)
    Recission of purchase of mortgage-backed securities held-to-maturity (Note 5)       2,516             --
    Proceeds from principal repayments of mortgage-backed
      securities held-to-maturity                                                      11,959          3,812
    Acquisition of Carnegie Financial Corporation, net (Note 9)                           140             --
    Net (increase) decrease in loans                                                   19,797          6,794
    Proceeds from sale of other loans                                                     733            775
    Net redemptions of FHLB stock                                                           3          1,001
    Additions to office premises and equipment                                           (620)           (84)
                                                                                    ---------       --------
 Net cash provided (used) by investing activities                                     (18,408)       (12,833)
                                                                                    ---------       --------


Continued on page 4.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
                                 (in thousands)


                                                                                    Nine Months Ended June 30,
                                                                                       2002             2001
                                                                                    ---------         --------

Financing Activities:
--------------------
Net increase (decrease) in savings and time deposits                                     5,851        22,494
Increase (decrease) in reverse repurchase agreements and
  other borrowings                                                                       2,126         1,299
Net increase (decrease) in FHLB advances                                                 9,332        (8,300)
Increase in advance payments by borrowers for
  taxes and insurance                                                                    2,087         2,360
Cash dividends paid                                                                       (753)         (625)
Stock options exercised                                                                    326           101
Proceeds from sale of stock                                                                 54            43
Purchase of treasury stock                                                                (233)       (1,291)
                                                                                     ---------      --------
Net cash provided (used) by financing activities                                        18,790        16,081
                                                                                     ---------      --------

Increase (decrease) in cash and cash equivalents                                         2,421         2,611

Cash and cash equivalents at beginning of period                                         8,031         8,191
                                                                                     ---------      --------
Cash and cash equivalents at end of period
                                                                                     $  10,452      $ 10,802
                                                                                     =========      ========
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings                                          $  17,510      $ 20,347
  Income taxes                                                                       $     625      $  1,563
                                                                                     ---------      --------
Transfer of loans to real estate owned                                               $     777      $    550
                                                                                     ---------      --------
The Company purchased all of the common stock of Carnegie
  Financial Corporation for $3.2 million. In conjunction
  with the acquisition, the assets acquired and liabilities
  assumed were as follows:

Fair value of assets acquired                                                        $  29,433      $     --
Fair value of liabilities assumed                                                    $ (27,199)     $     --
Common stock issued in exchange for Carnegie
  Financial Corporation stock                                                        $  (1,666)     $     --
Cash paid for Carnegie Financial Corporation stock                                   $  (1,567)     $     --
                                                                                     ---------      --------
Cash paid and liabilities assumed in excess of assets acquired                       $    (999)     $     --
                                                                                     ---------      --------


          See accompanying notes to consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                 (in thousands)


                                                                                  Accumulated
                                                                                    Other
                                               Additional                        Comprehensive
                                       Common    Paid-In   Treasury   Retained    Income (Loss)
                                        Stock    Capital    Stock     Earnings     Net of Tax         Total
=====================================  ======  ==========  ========  =========   ==============    ===========



Balance at September 30, 2000          $  22    $ 14,524   $(1,680)   $ 20,106      $ (3,385)        $29,587
Comprehensive income:
  Net income                                                             2,643                         2,643
  Other comprehensive income,
    net of tax of $1,805                                                               3,503           3,503
  Reclassification adjustment,
    Net of tax of $(43)                                                                  (83)            (83)
                                       -----    --------   -------    --------      --------         -------
Total comprehensive income                --          --        --       2,643         3,420           6,063

Cash dividends paid                                                       (625)                         (625)
Treasury stock purchased -
   90,596 shares                                            (1,291)                                   (1,291)
 Contribution of stock to ESOP -
     8,140 shares                                               94          (1)                           93
 Sale of stock through Dividend
    Reinvestment Plan                                 43                                                  43

 Stock options exercised                             101                                                 101
                                       -----    --------   -------    --------      --------         -------
Balance at June 30, 2001               $  22    $ 14,688   $(2,877)   $ 22,123      $     35         $33,971
                                       =====    ========   =======    ========      ========         =======

Balance at September 30, 2001          $  22    $ 14,789   $(3,872)   $ 22,887      $  1,460         $35,286

Comprehensive income:
  Net income                                                             3,272                         3,272
  Other comprehensive income,
    net of tax of $194                                                                   377             377
  Reclassification adjustment,
    Net of tax of ($31)                                                                  (41)            (41)
                                       -----    --------   -------    --------      --------         -------
Total comprehensive income                --          --        --       3,272           336           3,608

Acquisition of Carnegie                              105     1,561                                     1,666

Stock dividend paid                        2          (2)                                                 --

 Cash dividends paid                                                      (754)                         (754)
 Treasury stock purchased -
       15,000 shares                                          (233)                                     (233)

 Contribution of stock to ESOP -
         12,000 shares                                 9       186                                       195
 Sale of stock through Dividend
       Reinvestment Plan                              54                                                  54

 Stock options exercised                   1         326                                                 326
                                       -----    --------   -------    --------      --------         -------
Balance at June 30, 2002               $  25    $ 15,280   $(2,358)   $ 25,405      $  1,796         $40,148
                                       =====    ========   ========   ========      ========         =======


                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                      September 30, 2001 and June 30, 2002

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

(2) Basis of Presentation
    ---------------------

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2001. The results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or any future interim period.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Management has not determined the impact of applying these provisions. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. These provisions had no impact on the Company's financial statements.

(4) Earnings Per Share
    ------------------

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividends paid on November 28, 2000 and May 28, 2002. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):


                                                         Three Months                 Nine Months
                                                         Ended June 30,              Ended June 30,
                                                      ---------------------        -------------------
                                                         2002         2001           2002       2001
                                                      ---------     -------        --------   --------

Numerator:
Net Income                                             $ 1,213       $ 851          $3,272     $2,643
                                                       -------       -----          ------     ------
  Numerator for basic and diluted
  earnings per share                                   $ 1,213       $ 851          $3,272     $2,643
                                                       -------       -----          ------     ------
Denominator:
  Denominator for basic earnings per                     2,304       2,266           2,238      2,248
  share - weighted average shares
Effect of dilutive securities:
  Employee stock options                                    82          52              79         52
                                                       -------       -----          ------     ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                         2,386       2,318           2,317      2,300
                                                       -------      ------          ------     ------
Basic earnings per share                                $  .53      $  .38           $1.46      $1.18
                                                        ------      ------           -----      -----
Diluted earnings per share                              $  .51      $  .37           $1.41      $1.15
                                                        ------      ------           -----      -----



(5) Securities
    ----------

The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to- Maturity - reported at amortized cost, (2) Trading Securities - reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized gains of $1.8 million, net of tax, on investments classified as available-for-sale are recorded at June 30, 2002. The Company had no securities classified as trading as of June 30, 2002 and September 30, 2001.

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


(6) Loans Receivable
    ----------------

Loans receivable are comprised of the following (dollar amounts in thousands):


                                                    June 30,      September 30,
                                                      2002             2001
                                                   ----------     -------------
First  mortgage loans:
               Conventional:
                   1-4 family dwellings             $177,788         $189,626
                   Multi-family dwellings              7,445            6,400
               Commercial                             28,289           23,775
               Construction:
                   Residential                         9,923            4,577
                   Commercial                          4,368            4,706
                                                       -----            -----
                                                     227,813          229,084
                                                     -------          -------
Less:
               Loans in process                      (6,652)          (6,341)
               Unearned discounts and fees           (1,390)          (1,831)
                                                     -------          -------
                                                     219,771          220,912
                                                     -------          -------
Installment loans:
               Home equity                            59,312           64,208
               Consumer loans                          1,449            1,594
               Other                                   1,974            1,923
                                                       -----            -----
                                                      62,735           67,725
                                                      ------           ------
Commercial business loans and leases:
               Commercial business loans              35,978           27,793
               Commercial leases                       4,302            5,041
                                                       -----            -----
                                                      40,280           32,834
                                                      ------           ------

Less:  Allowance for loan losses                     (3,134)          (2,871)
                                                     -------          -------

               Loans receivable, net                $319,652         $318,600
                                                    --------         --------

(7) Allowance for Loan Losses
    -------------------------

Changes in the allowance for loan losses for the nine months ended June 30, 2002 and the fiscal year ended September 30, 2001 are as follows (dollar amounts in thousands):

                                                        June 30,   September 30,
                                                       ---------   -------------
                                                          2002          2001
                                                        --------      -------
 Balance at beginning of period                          $2,871       $2,910
 Allowance for loan losses of Carnegie Savings Bank         204           --
 Provision for loan losses                                  300          475
 Charge-offs                                               (423)        (645)
 Recoveries                                                 182          131
                                                        -------      -------
 Balance at end of period                                $3,134       $2,871
                                                        -------       ------


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

At June 30, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.3 million compared to $407,000 at June 30, 2001. Included in the current amount is $580,000 of impaired loans for which the related allowance for loan losses is $87,000, and $749,000 of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended June 30, 2002 was $1.7 million compared to $446,000 for the same period in the prior year. For the nine months ended June 30, 2002, as well as June 30, 2001, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.

(8) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three and nine-month periods ended June 30 (dollar amounts in thousands):


                                                           Three Months Ended                 Nine Months Ended
                                                                June 30,                           June 30,
                                                              2002          2001              2002          2001
                                                           -----------   -----------      -----------   -----------

Net Income                                                    $ 1,213       $   851         $ 3,272        $ 2,643
Change in unrealized gains (losses) on investment
securities and mortgage-backed securities available
for sale, net of taxes
                                                              $ 1,923       $  (397)        $   336        $ 3,420
                                                              -------       -------         -------        -------

Comprehensive income (loss)                                   $ 3,136       $   454         $ 3,608        $ 6,063
                                                              =======       =======         =======        =======




(9) Acquisition
    -----------

The acquisition of Carnegie Financial Corporation ("Carnegie") was completed on February 22, 2002. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Carnegie have been included in the Company's consolidated financial statements from February 22, 2002. The Company acquired loans with a fair market value of approximately $21.9 million and deposits with a fair market value of approximately $21.0 million in the transaction. Goodwill and other core deposit intangibles arising from the transaction were approximately $1.0 million.

(10) Subsequent Event
     ----------------

On July 12, 2002, the Company and First Pennsylvania Savings Association ("First Pennsylvania) jointly announced the signing of an Agreement and Plan of Merger Conversion, whereby First Pennsylvania will merge with and into Fidelity Bank. Pursuant to the Agreement, First Pennsylvania will convert to a Pennsylvania-chartered stock savings institution and simultaneously merge with and into Fidelity Bank. Upon completion of the merger, Fidelity Bank will acquire all of the assets and assume all of the liabilities of First Pennsylvania. Additionally, all deposit accounts of First Pennsylvania shall become deposit accounts of Fidelity Bank without changing the respective terms, minimum required balances, or withdrawal value. The Agreement is subject to regulatory approval but is not subject to approval by First Pennsylvania's depositors or the stockholders of Fidelity Bancorp. At June 30, 2002, First Pennsylvania had total assets and equity of $26.7 million and $1.6 million, respectively. The merger is expected to be consummated during the first quarter of fiscal 2003.

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

Overview
--------

On February 22, 2002, the Company completed it acquisition of Carnegie Financial Corporation ("Carnegie"). See Note 9 to the Consolidated Financial Statements. Additionally, on July 12, 2002, the Company and First Pennsylvania Savings Association ("First Pennsylvania") jointly announced the signing of an Agreement and Plan of Merger conversion, whereby First Pennsylvania will merge with and into the Bank. The merger is expected to be consummated during the first quarter of fiscal 2003. See Note 10 to Consolidated Financial Statements.

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and may require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase non-interest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company.

Comparison of Financial Condition
---------------------------------

Total assets of the Company at June 30, 2002 and September 30, 2001 were $605.3 million and $555.4 million including total securities and mortgage-backed securities of $243.8 million and $201.3 million and net loans of $319.7 million and $318.6 million, respectively. At March 31, 2002, total assets were $592.4 million, including total securities and mortgage-backed securities of $221.6 million and net loans of $322.8 million. Total savings and time deposits at June 30, 2002 and September 30, 2001 were $340.4 million and $313.5 million, and Federal Home Loan Bank ("FHLB") Advances of $198.9 million and $184.5 million, respectively. Total savings and time deposits at March 31, 2002 were $340.2 million and FHLB advances were $189.7 million.

Total assets increased $49.8 million, or 9.0%, to $605.3 million at June 30, 2002 from September 30, 2001. The overall increase is primarily due to increases in investment securities held-to-maturity of $18.2 million, mortgage-backed securities available-for-sale of $13.3 million, and mortgage-backed securities held-to-maturity of $7.6 million. Net loans remained relatively constant for both periods due to the Company's initiation of a program in fiscal 2001 to sell a portion of first mortgage loans originated in the secondary market. See "Interest Income".

Total liabilities increased $45.0 million, or 8.7%, to $565.1 million at June 30, 2002 from $520.1 million at September 30, 2001. The increase reflects a $26.9 million increase in savings and time deposits, of which $21.0 million were assumed in connection with the acquisition of Carnegie during the 2002 second quarter. Additionally, FHLB advances increased $14.5 million which were used to fund asset growth.

Stockholders' equity increased $4.8 million or 13.6% to $40.1 million at June 30, 2002, compared to $35.3 million at September 30, 2001. This result reflects net income for the nine month period ended June 30, 2002 of $3.3 million, $1.7 million of stock issued during the acquisition of Carnegie, stock options exercised of $326,000, stock issued under the Dividend Reinvestment Plan of $54,000, and stock contributed to the Employee Stock Ownership Plan of $195,000, and an increase of accumulated other comprehensive income of $336,000. Offsetting these increases were common stock cash dividends paid of $754,000 and the purchase of treasury stock at cost for $233,000. Accumulated other comprehensive income increased from September 30, 2001 as a result of changes in the net unrealized gains on the available-for-sale securities due to the fluctuations in interest rates as well as a decrease in unrealized gains realized upon the sale of available-for-sale securities during the current period. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

Non-Performing Assets
---------------------

The following table sets forth information regarding non-accrual loans and real estate owned by the Company at the dates indicated. The Company did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented (dollar amounts in thousands).

                                                         June 30,        September 30,
                                                           2002              2001
                                                        ----------       -------------

Non-accrual residential real estate loans
    (one-to-four family)                                   $  625            $  110

Non-accrual construction, multi family
    Residential and commercial real estate loans              221               814

Non-accrual installment loans                                 169               242

Non-accrual commercial business loans                       1,107             1,182
                                                           ------            ------

Total non-performing loans                                 $2,122            $2,348
                                                           ======            ======
Total non-performing loans as a percent of
    net loans receivable                                     .66%              .71%
                                                             ====              ====

Total real estate owned                                      $598              $314
                                                             ====              ====
Total non-performing loans and real estate
    Owned as a percent of total assets                       .45%              .48%
                                                             ====              ====


Included in non-performing loans at June 30, 2002 are nine single-family residential real estate loans totaling $625,000, two commercial real estate loans totaling $221,000, 14 home equity and installment loans totaling $169,000, and ten commercial business loans totaling $1.1 million.

Non-accrual construction, multi-family residential and commercial real estate loans totaled $221,000 at June 30, 2002, compared to $814,000 at September 30, 2001, a decrease of $593,000. The decrease is primarily attributed to four commercial real estate loans totaling $642,000 being transferred to real estate owned during the nine-month period ending June 30, 2002. Upon the transfer to real estate owned, approximately $66,000 was charged off through the allowance for loan losses. These loans were previously non-performing and were foreclosed upon due to the borrowers filing bankruptcy.

At June 30, 2002, the Company had an allowance for loan losses of $3.1 million or .98% of net loans receivable, as compared to an allowance of $2.9 million or ..90% of net loans receivable at September 30, 2001. The allowance for loan losses equals 147.7% of non-performing loans at June 30, 2002 compared to 122.3% at September 30, 2001.

Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at June 30, 2002 is appropriate. See also "Provision for Loan Losses."

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Nine Months Ended June 30, 2002 and 2001
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended June 30, 2002 was $1.2 million compared to $851,000 for the same period in 2001, an increase of $362,000 or 42.5 %. The increase reflects an increase in net interest income of $609,000 or 20.8%, a decrease in the provision for loan losses of $25,000 or 20.0%. Partially offsetting these factors was a decrease in other income of 4,000, or .6%, an increase in other operating expenses of $166,000 or 7.1%, and an increase in the provision for income taxes of $102,000 or 42.5%.

Net income for the nine months ended June 30, 2002 was $3.3 million compared to $2.6 million for the same period in 2001, an increase of $629,000 or 23.8%. The increase reflects an increase in net interest income of $901,000 or 10.0%, a decrease in the provision for loan losses of $25,000 or 7.7%, and an increase in other income of $433,000 or 27.9%. Partially offsetting these factors was an increase in other operating expenses of $668,000 or 9.8% and an increase in the provision for income taxes of $62,000 or 8.3%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, increased to 2.54% in the three months ended June 30, 2002 from 2.21% in the same period in 2001. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                     Three Months Ended
                                                          June 30,
                                                      2002        2001
                                                      ----        ----
Average yield on:
  Mortgage loans                                      7.32%       7.64%
  Mortgage-backed securities                          5.44        6.19
  Installment loans                                   7.61        8.13
  Commercial business loans and leases                7.32        8.58
  Interest-earning deposits with other
  institutions, investment securities, and
  FHLB stock (1)                                      5.68        6.64
                                                      ----        ----
  Total interest-earning assets                       6.60        7.33
                                                      ----        ----

Average rates paid on:
  Savings deposits                                    2.93        4.29
  Borrowed funds                                      5.60        6.15
                                                      ----        ----
  Total interest-bearing liabilities                  4.06        5.12
                                                      ----        ----

Average interest rate spread                          2.54%       2.21%
                                                      ====        ====

Net yield on interest-earning assets                  2.67%       2.37%
                                                      ====        ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%

The Bank's tax-equivalent interest rate spread increased to 2.43% in the nine months ended June 30, 2002 from 2.27% in the same period in fiscal 2001. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                  Nine Months Ended June 30,
                                                    2002              2001
                                                    ----              ----
Average yield on:
  Mortgage loans                                    7.42%             7.60%
  Mortgage-backed securities                        5.61              6.57
  Installment loans                                 7.70              8.21
  Commercial business loans and leases              7.64              9.01
  Interest -earning deposits with other
  institutions, investment securities, and
  FHLB stock (1)                                    5.91              6.89
                                                    ----              ----
  Total interest-earning assets                     6.78              7.46
                                                    ----              ----

Average rates paid on:
  Savings deposits                                  3.30              4.30
  Borrowed funds                                    5.78              6.27
                                                    ----              ----
  Total interest-bearing liabilities                4.35              5.19
                                                    ----              ----

Average interest rate spread                       2.43%              2.27%
                                                   ====               ====

Net yield on interest-earning assets               2.58%              2.42%
                                                   ====               ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%


Interest Income
---------------

Interest on loans decreased $616,000 or 9.3% to $6.0 million for the three months ended June 30, 2002, compared to the same period in 2001. The decrease reflects a decrease in the average loan balance outstanding during 2002 as well as a decrease in the net yield earned on the loan portfolio. Interest on loans decreased $1.9 million or 9.4% to $18.1 million for the nine months ended June 30, 2002, compared to the same period in fiscal 2001. The decrease is attributable to a decrease in the average loan balance outstanding during the 2002 period as well as a decrease in the net yield earned on these assets in the fiscal 2002 period as compared to the same period in fiscal 2001. The Company acquired $21.9 million in net loans with the purchase of Carnegie and the Company originated $81.6 million in new loans, however, these increases in loans were offset by $86.7 million of loan prepayments and $14.6 million in loan sales, thus accounting for the decrease in the average loan balance outstanding for the 2002 periods. Higher levels of principal repayments have been experienced due to the lower interest rate environment during the current fiscal period. In addition, the current fiscal period reflects the sale of approximately $13.9 million of fixed rate, single family mortgage loans, compared to $4.3 million of similar loan sales during the prior fiscal period.

Interest on mortgage-backed securities increased $222,000 or 17.6% to $1.5 million and $124,000 or 3.0% to $4.2 million for the three and nine months ended June 30, 2002, respectively, as compared to the same periods in 2001. The increase for both the three and nine month periods ended June 30, 2002, reflects an increase in the average balance of mortgage-backed securities owned in the period, partially offset by a decrease in the average yield earned on the portfolio. The fair market value of mortgage-backed securities acquired from Carnegie was approximately $811,000, however, the Company sold $746,000 of the securities during the same period, thus the acquisition did not have a material impact on interest on mortgage-backed securities during the fiscal 2002 periods.

Interest on interest-earning deposits with other institutions and investment securities decreased $30,000 or 1.8% to $1.7 million and increased $124,000 or 2.5% to $5.0 million for the three and nine-month periods ended June 30, 2002, respectively, as compared to the same period in 2001. The decrease for the three-month period ended June 30, 2002, reflects a decrease in the yield earned on these investments partially offset by an increase in the average balance in the portfolio. The increase for the nine-month period ended June 30, 2002, reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments. Interest-earning deposits of $1.6 million and investment securities of $2.0, net of sales, were acquired with the purchase of Carnegie, thus contributing to the increase in the average balance in the portfolio during the 2002 periods.

Interest Expense
----------------

Interest on savings and time deposits decreased $833,000 or 25.2% to $2.5 million and decreased $1.6 million or 16.7% to $8.1 million for the three and nine-month periods ended June 30, 2002, respectively, as compared to the same periods in fiscal 2001. The decrease for both the three and nine month periods in fiscal 2002 as compared to fiscal 2001 reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of savings deposits. The increase in the average balance of deposits also reflects the approximately $21.0 million of deposits assumed from the new Carnegie branch.

Interest on borrowed funds decreased $200,000 or 6.5% to $2.9 million and $908,000 or 9.5% to $8.7 million for the three and nine-month periods ended June 30, 2002, respectively, as compared to the same periods in fiscal 2001. The decrease for the three month period in fiscal 2002 as compared to fiscal 2001 reflects a decrease in the cost of Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements, partially offset by an increase in the average balance of advances outstanding during the fiscal 2002 period. The decrease for the nine month period in fiscal 2002 as compared to fiscal 2001 reflects a decrease in the cost of Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements, as well as a decrease in the balance of these borrowings outstanding during the fiscal 2002 period. The Company continues to rely on these advances and repurchase agreements as cost effective wholesale funding sources.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Company's net interest income before provision for loan losses increased $609,000 or 20.8% to $3.5 million and increased $901,000 or 10.0% to $9.9 million for the three and nine-month periods ended June 30, 2002, respectively, as compared to the same periods in fiscal 2001. The increase for both the three and nine month periods in fiscal 2002 is attributable to an increase in net interest-earning assets, as well as an increased interest rate spread.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased $25,000 to $100,000, and $25,000 to $300,000 for the three and nine month periods ended June 30, 2002, respectively, as compared to the same periods in fiscal 2001. At June 30, 2002, the allowance for loan losses increased $263,000 to $3.1 million from $2.9 million at September 30, 2001. Net loan charge-offs were $46,000 and $320,000 for the three months ended June 30, 2002 and 2001, respectively. Net loan charge-offs were $241,000 and $514,000 for the nine months ended June 30, 2002 and 2001, respectively.

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

Other Income
------------

Total non-interest or other income decreased $4,000 or .6% to $629,000 and increased $433,000 or 27.9% to $2.0 million for the three and nine-month periods ended June 30, 2002, respectively, as compared to the same periods in fiscal 2001. The increase for the nine-month period primarily relates to increased loan and deposit account service charges, as well as increased gains on the sale of loans.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $19,000 or 25.7% to $93,000 and increased $93,000 or 46.3% to $294,000 for the three and nine month periods ended June 30, 2002, respectively, as compared to the same periods in fiscal 2001. The increase for both periods is primarily attributed to an increase in the late charges on loans and an increase in the collection of title insurance fees on mortgages originated.

Loss on the sale of investment and mortgage-backed securities was $29,000 for the three month period ended June 30, 2002, as compared to a gain of $96,000 in the same period in 2001. The gain on the sale of investment and mortgage-backed securities was $61,000 for the nine month period ended June 30, 2002, as compared to a gain of $126,000 in the same period in 2001. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gain on the sale of loans was $37,000 and $233,000 for the three and nine month periods ended June 30, 2002, respectively, as compared to $35,000 and $39,000 for the three and nine month periods in 2001, respectively. The current fiscal period reflects the sale of approximately $13.9 million of fixed rate, single family mortgage loans, compared to $4.3 of similar loan sales during the prior fiscal period.

Deposit service charges and fees increased $95,000 or 53.4% and increased $134,000 or 27.1% for the three and nine-month periods ended June 30, 2002, respectively, as compared to the same periods in fiscal 2001. The increase for both periods is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts.

Operating Expenses
------------------

Total operating expenses for the three and nine-month periods ended June 30, 2002 totaled $2.5 million and $7.5 million, respectively, compared to $2.4 million and $6.8 million, respectively, for the same periods in 2001. The increase in operating expenses of $166,000 for the current three-month period as compared to the same period in the previous year is due primarily to an increase in compensation and benefit expense. When the nine month periods ended June 30, 2002 and 2001 are compared, the increase in operating expenses of $668,000 is due primarily to an increase in compensation and benefit expense of $493,000, net loss on real estate owned of $32,000, intangible amortization of $26,000 and other operating expenses of $174,000. The overall increase in operating expenses for the current year periods reflects the purchase acquisition of Carnegie in the 2002 second quarter.

Income Taxes
------------

Total income tax expense for the three and nine-month periods ended June 30, 2002 were $342,000 and $808,000, respectively as compared to $240,000 and $746,000, respectively, for the same 2001 periods. The effective tax rate for the three-month periods ended June 30, 2002 and 2001 was approximately 22.0% for both periods. The effective tax rates for the nine-month periods ended June 30, 2002 and 2001 was approximately 19.8% and 22.0%, respectively. The decrease in the effective tax rate for the current nine-month period is attributed to an increase in tax-exempt income from the corresponding prior year. Tax expense for the current year periods are higher than the corresponding prior year periods primarily due to a higher level of income before taxes.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trust in 1997. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2002, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.09% and total risk-based capital as a percentage of risk-weighted assets of 13.99%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2002, the Company had a Leverage Ratio of 7.97%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2002, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.11% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2002, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.06%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2002, the total of approved loan commitments amounted to $4.5 million. In addition, the Company had $6.7 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $100.9 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2002 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, as Exhibit 13 to the Form 10-K for September 30, 2001.


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

          Not  Applicable


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K
(a)       Exhibits

          The following exhibits are filed as part of this Report.
           3.1   Articles of Incorporation (1)
           3.2   Amended Bylaws
           4.    Common Stock Certificate (1)
          10.1   Employee Stock Ownership Plan, as amended (1)
          10.2   1988 Employee Stock Compensation Program (1)
          10.3   1993 Employee Stock Compensation Program (2)
          10.4   1997 Employee Stock Compensation Program (3)
          10.5   1993 Directors' Stock Option Plan (2)
          10.6 Employment Agreement between the company, the Bank and William L. Windisch (1)
          10.7   1998 Group Term Replacement Plan (4)
          10.8   1998 Salary Continuation Plan Agreement by and between
                   W.L. Windisch, the Company and the Bank (4)
          10.9   1998 Salary Continuation Plan Agreement by and between
                   R.G. Spencer, the Company and the Bank (4)
          10.10 1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (4)
          10.11  1998 Stock Compensation Plan (5)
          20.1   Dividend Reinvestment Plan (6)
          99     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                                              FIDELITY BANCORP, INC.



Date:   August 14, 2002                       By: /s/ William L. Windisch
                                                  ------------------------------
                                                  William L. Windisch
                                                  Chairman of the Board and
                                                    Chief Executive Officer


Date:   August 14, 2002                       By: /s/ Lisa L. Griffith
                                                  ------------------------------
                                                  Lisa L. Griffith
                                                  Vice President and Chief
                                                    Financial Officer