Form 10-K
period 2002-09-30
FIDELITY BANCORP INC
filed 2002-12-27
CIK 769207

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended               September 30, 2002
                          ------------------------------------------------------
                                                      - or -

| | Transition Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:  0-22288
                         -------

                             FIDELITY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Pennsylvania                                25-1705405
------------------------------------------------        ---------------------
       (State or other jurisdiction of                      (I.R.S. Employer
      of incorporation or organization)                   Identification No.)

  1009 Perry Highway, Pittsburgh, Pennsylvania                  15237
----------------------------------------------          --------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (412) 367-3300
                                                        --------------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                           -----------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System on December 20, 2002 was $42.6 million.

         As of December 20, 2002, the Registrant had outstanding 2,337,467 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant's Annual Report to Stockholders for fiscal year ended September 30, 2002. (Parts II and IV)
2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended September 30, 2002. (Part III)

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

Item 1.  Description of Business

         The Company, a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania, provides a full range of banking services through its wholly owned banking subsidiary, Fidelity Bank, PaSB (the "Bank"). The Company's other wholly owned subsidiaries, FB Capital Trust and FB Statutory Capital Trust II, collectively, the "Trusts" were formed solely to facilitate the issuance of preferred securities. Accordingly, the Company conducts no significant business or operations of its own other than holding all the outstanding stock of the Bank and the Trust. Because the primary activities of the Company are those of the Bank, references to the Bank used throughout this document, unless the context indicates otherwise, generally refer to the consolidated entity.

         On February 22, 2002, the Company completed its acquisition of Carnegie Financial Corporation. Additionally, in September 2002, the Company, the Bank, and First Pennsylvania Savings Association entered into an amended and restated agreement and plan of merger conversion, whereby First Pennsylvania Savings Association will merge with and into the Bank. The merger is expected to be consummated during the first quarter of fiscal 2003.

         The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank, incorporated in 1927, conducts business from eleven full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank's wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank's fixed rate residential mortgage loan portfolio which may include engaging in mortgage securitization transactions. Total assets of FBIC, Inc. as of September 30, 2002 amounted to $44.0 million.

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

                                                                             At September 30,
                                        -------------------------------------------------------------------------------------------
                                               2002               2001               2000              1999             1998
                                        ----------------   ----------------   ----------------  -----------------  ---------------
                                            $        %         $        %         $        %        $         %        $       %
                                        --------   -----   --------   -----   --------  ------  --------   ------  --------- -----
                                                                           (Dollars in Thousands)
Real estate loans:
  Residential:
    Single-family (1-4 units).......... $169,849    51.5%  $189,626    57.5%  $207,853   59.6%  $156,112    53.0%  $115,559   49.1%
    Multi-family (over 4 units)........    7,217     2.2      6,400     2.0      5,282    1.5      4,007     1.4      4,262    1.8
  Construction:
    Residential........................   11,372     3.4      4,577     1.4      3,972    1.1     13,053     4.4     11,891    5.0
    Commercial.........................    8,205     2.5      4,706     1.4      6,928    2.0      9,636     3.3      9,321    4.0
  Commercial...........................   29,036     8.8     23,775     7.2     22,706    6.5     26,513     9.0     21,881    9.3
                                        --------   -----   --------  ------   --------  -----   --------   -----     ------   ----
       Total real estate loans.........  225,679    68.4    229,084    69.5    246,741   70.7    209,321    71.1    162,914   69.2
Installment loans......................   61,872    18.8     67,725    20.5     68,614   19.7     57,869    19.6     49,122   20.9
Commercial business and lease loans....   42,258    12.8     32,834    10.0     33,584    9.6     27,394     9.3     23,157    9.9
                                        --------   -----   --------   -----   --------  -----   --------   -----     ------   ----
       Total loans receivable..........  329,809   100.0%   329,643   100.0%   348,939  100.0%   294,584   100.0%   235,193  100.0%
                                                   =====              =====             =====              =====             =====
Less:
  Loans in process.....................   (9,065)            (6,341)            (6,558)          (14,696)           (12,916)
  Unamortized premiums,
    discounts and deferred loan fees...   (1,368)            (1,831)            (2,033)           (1,453)           ( 1,142)
  Allowance for possible loan losses...   (3,056)            (2,871)            (2,910)           (2,477)           ( 2,243)
                                        --------           --------           --------          -------            -------
       Net loans receivable............ $316,320           $318,600           $337,438          $275,958           $218,892
                                        ========           ========           ========          ========           ========

Loan Maturity Tables

         The following table sets forth the estimated maturity of the Registrant's loan portfolio at September 30, 2002. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $117.8 million for the year ended
September 30, 2002. All loans are shown as maturing based on contractual maturities.

                                            Due     Due after
                                           within   1 through  Due after
                                           1 year    5 years    5 years     Total
                                           ------    -------    -------     -----
                                                       (In thousands)
Real estate loans:
   Residential .........................  $   586     $ 4,948    $171,532  $177,066
   Commercial ..........................    1,662       2,915      24,459    29,036
   Construction.........................    1,897       2,084      15,596    19,577
Installment loans.......................   12,122      14,157      35,593    61,872
Commercial business and lease loans.....   13,986      14,752      13,520    42,258
                                           ------      ------    --------   -------
          Total.........................  $30,253     $38,856    $260,700  $329,809
                                          =======     =======    ========  ========

         The following table sets forth the dollar amount of all loans at September 30, 2002, due after September 30, 2003, which have fixed interest rates and floating or adjustable interest rates.

                                                                 Floating or
                                                Fixed Rates   Adjustable Rates      Total
                                                -----------   ----------------      -----
                                                               (In thousands)
Real estate loans:
   Residential ...........................        $143,907         $32,573      $176,480
   Commercial ............................           8,597          18,777        27,374
   Construction...........................          11,377           6,303        17,680
Installment loans.........................          49,217             533        49,750
Commercial business and lease loans.......          19,083           9,189        28,272
                                                   -------         -------      --------
         Total............................        $232,181         $67,375      $299,556
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

         Real Estate Lending. The Bank concentrates its lending activities on the origination of loans and to a lesser extent the purchase of loan participations secured primarily by first mortgage liens on existing single-family residences. At September 30, 2002, real estate lending included $177.1 million of residential loans, $11.4 million of residential construction loans, $29.0 million of commercial real estate loans, and $8.2 million of commercial construction loans.

         The Bank originates single-family residential loans and construction residential loans which provide for annual interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15 or 30-year terms and interest rates which adjust every year generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. There is generally a 2% cap or limit on any increase or decrease in the interest rate per year with a 5% or 6% limit on the amount by which the interest can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2002 approximately $61.7 million or 27.4% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for adjustable rates of interest.

         The Bank also originates fixed-rate loans on single family residential loans and construction residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of a portion of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2002, approximately $163.9 million or 72.6% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, adjustable rate, and conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average life of such loans.

         The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $300,700 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $300,700. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

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

         In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 2002 $29.0 million consisted of commercial real estate, $7.2 million consisted of multi-family residential real estate loans, and $8.2 million consisted of commercial construction loans.

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

         Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2002, home equity loans amounted to $58.5 million or 94.6% of the Bank's total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed rates for terms of up to 15 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

         Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 2002, these loans amounted to $1.3 million, which represented 2.1% of the Bank's total installment loan portfolio. At September 30, 2002, motor vehicle loans amounted to $748,000 and unsecured loans and loans secured by property other than real estate amounted to $539,000.

         The Bank also makes other types of installment loans such as savings account loans, education loans, credit card loans, personal lines of credit and overdraft loans. At September 30, 2002, these loans amounted to $2.0 million or 3.3% of the total installment loan portfolio. That total consisted of $46,000 of education loans, $652,000 of savings account loans, $1.3 million of personal lines of credit and $21,000 of overdraft loans.

         Consumer, credit card and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings.

However, such loans generally provide a greater rate of return, and the Bank underwrites the loans in conformity to standards adopted by its Board of Directors.

         Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At September 30, 2002, these loans amounted to $38.3 million or 11.6% of the total loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2002, commercial leases amounted to $4.0 million or 1.2% of the total loan portfolio.

         Loan Servicing and Sales. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank recognized loan servicing fees of $1,000 for the year ended September 30, 2002. As of September 30, 2002, loans serviced for others totaled $16,000.

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

         The Bank sells fixed-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank's loan portfolio. For the year ended September 30, 2002, the Bank sold $17.3 million of fixed rate mortgage loans.

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

         Included in non-performing loans at September 30, 2002 are nine single-family residential real estate loans totaling $515,000, three commercial real estate loans totaling $408,000, 23 home equity and installment loans totaling $273,000, and 17 commercial business loans totaling $1.5 million. Such non- performing loans consisted of all substandard and loss classified assets. See "Non-Performing Loans and Real Estate Owned."

         At September 30, 2001, non-accrual loans consisted of four 1-4 family residential real estate loans totaling $110,000, six commercial real estate loans totaling $814,000, twenty-nine installment loans totaling $242,000, and ten commercial business loans totaling $1.182 million. Such non-performing loans consisted of all substandard, doubtful and loss classified assets. See "Non-Performing Loans and Real Estate Owned."

         At September 30, 2000, non-accrual loans consisted of ten 1-4 family residential real estate loans totaling $520,000, seven commercial real estate loans totaling $624,000, sixty installment loans totaling $762,000, and seven commercial business loans totaling $55,000. Such non-performing loans consisted of all substandard, doubtful, and loss classified assets. See "Non-Performing Loans and Real Estate Owned."

         At September 30, 1999, non-accrual loans consisted of four 1-4 family residential real estate loans totaling $250,000, four commercial real estate loans totaling $1.362 million, 15 installment loans totaling $220,000, and six commercial business loans totaling $553,000. Such non-performing loans consisted of all substandard and loss classified assets. See "Non-Performing Loans and Real Estate Owned."

         The following table sets forth the Registrant's classified assets in accordance with its classification system.


                                                  At September 30,
                                   ---------------------------------------------
                                    2002         2001         2000         1999
                                   ------       ------       ------       ------
                                                 (In Thousands)
Special Mention                    $  768       $  559       $  872       $ --
Substandard                         2,609        2,176        1,871        2,357
Doubtful                               45          142           72         --
Loss                                    3           30           18           28
                                   ------       ------       ------       ------
                                   $3,425       $2,907       $2,833       $2,385
                                   ======       ======       ======       ======

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

         The following table sets forth information regarding nonaccrual loans and real estate owned by the Bank at the dates indicated. The Bank has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15. The recorded investment in loans that are considered to be impaired under SFAS 114, as amended by SFAS 118, was $1.9 million at September 30, 2002, for which the related allowance for credit losses was $333,000. Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $205,000 for the year ended September 30, 2002.

                                                     At September 30,
                                      --------------------------------------------
                                       2002      2001      2000      1999      1998
                                      ------    ------    ------    ------    ------
                                                  (Dollars in thousands)
Nonaccrual residential real
  estate loans (1-4 family)           $  515    $  110    $  520    $  250    $  246
Nonaccrual construction, multi-
  family residential and
  commercial real estate                 408       814       624     1,362       199
Nonaccrual installment loans             273       242       762       220         6
Nonaccrual commercial business
  loans                                1,461     1,182        55       553       101
                                      ------    ------    ------    ------    ------
Total non-performing loans            $2,657    $2,348    $1,961    $2,385    $  552
                                      ======    ======    ======    ======    ======
Total nonperforming loans as a
  percent of total loans receivable      .81%      .71%      .56%      .81%      .23%
                                      ======    ======    ======    ======    ======
Total real estate owned, net          $  658    $  314    $  181    $  107    $   21
                                      ======    ======    ======    ======    ======

Total nonperforming loans and real
  estate owned as a percent of
  total assets                           .54%      .48%      .39%      .52%      .14%
                                      ======    ======    ======    ======    ======

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                  Year Ended September 30,
                                   -------------------------------------------------------
                                    2002        2001        2000        1999        1998
                                   -------     -------     -------     -------     -------
                                                   (Dollars in thousands)
Balance at beginning of period     $ 2,871     $ 2,910     $ 2,477     $ 2,243     $ 1,931
Allowance for loan losses
  of Pennwood Bancorp, Inc.             --          --         358          --          --
Allowance for loan losses of
  Carnegie Financial Corporation       204          --          --          --          --
Provision for loan losses              400         475         470         520         405
Charge-offs:
  Residential real estate              (32)        (14)        (12)         --          (3)
  Commercial real estate               (81)        (95)       (165)       (183)         --
  Installment                         (130)       (428)       (181)        (89)        (97)
  Commercial                          (277)       (108)        (67)        (54)        (10)
Recoveries:
  Residential real estate                4          --          --          10          --
  Commercial real estate                10          96          --          --          --
  Installment                           26          25          15          10          11
  Commercial                            61          10          15          20           6
                                   -------     -------     -------     -------     -------
Net charge-offs                       (419)       (514)       (395)       (286)        (93)
                                   -------     -------     -------     -------     -------
Balance at end of period           $ 3,056     $ 2,871     $ 2,910     $ 2,477     $ 2,243
                                   =======     =======     =======     =======     =======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period        .13%        .15%        .13%        .12%        .05%
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

                                                                       At September 30,
                                 --------------------------------------------------------------------------------------
                                       2002             2001             2000             1999              1998
                                 ---------------- ---------------- ----------------- ----------------  ----------------
                                     $        %       $        %       $         %        $       %        $       %
                                 -------- ------- -------  ------- --------  ------- -------- -------  ------- --------
                                                                    (Dollars in thousands)

Residential real estate loans.... $   917   53.7%  $1,176     59.5%  $  986     61.1%  $  720    48.3% $   719    49.1%
Commercial real estate loans.....     624     8.8     246      7.2      219      6.5      102     8.6      162    11.1
Construction loans...............     146     5.9      60      2.8       50      3.1      202    14.2      131     9.0
Installment loans................     488    18.8     483     20.5      706     19.7      534    19.6      478    20.9
Commercial business loans........     881    12.8     906     10.0      949      9.6      919     9.3      753     9.9
                                   ------   -----  ------    -----   ------    -----   ------   -----   ------   -----
       Total.....................  $3,056   100.0% $2,871    100.0%  $2,910    100.0%  $2,477   100.0%  $2,243   100.0%
                                   ======   =====  ======    =====   ======    =====   ======   =====   ======   =====

Investment Activities

         The Bank is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation during its regular examinations. The Federal Deposit Insurance Corporation, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." At September 30, 2002, the Bank had securities classified as "held to maturity" and "available for sale" in the amount of $81.6 million and $162.4 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2002, the Registrant's securities available for sale had an amortized cost of $157.6 million and market value of $162.4 million. The changes in market value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect our income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2002, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds and commercial paper, (viii) real estate mortgage investment conduits, (ix) equity securities, and mutual funds; and (xi) trust preferred securities. The Board of Directors may authorize additional investments.

         As a source of liquidity and to supplement its lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi- governmental agencies, which include GinnieMae, FreddieMac, and FannieMae, guarantee the payment of principal and interest to investors.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by GinnieMae, FreddieMac, and FannieMae make up a majority of the pass-through certificates market.

         The Bank also invests in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by GinnieMae, FreddieMac, and FannieMae, as well as private issuers. Investments in private issuer collateralized mortgage obligations are made because these issues generally are higher yielding than agency sponsored collateralized mortgage obligations with similar average life and payment characteristics. All such investments are rated AAA. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

Investment and Mortgage-Backed Securities Portfolio

Investment Securities

         The following tables set forth the composition and amortized cost of the Bank's investment and mortgage-backed securities at the dates indicated.

                                                      At September 30,
                                         ---------------------------------------
                                            2002            2001           2000
                                         ---------        -------        -------
Available-for-sale                                 (Dollars in thousands)
Investment securities:
U.S. government and agency..............  $22,030         $17,762        $23,589
Municipal obligations...................   36,039          39,670         38,031
Corporate obligations...................   17,321          13,557          4,453
Asset-backed securities.................       --           5,327          5,294
Mutual funds(1).........................    4,533           4,240          2,063
FHLB stock..............................   10,120           9,872         10,764
FreddieMac preferred stock..............    1,519           1,420            920
FannieMae preferred stock...............       --             250            250
Equity securities.......................    1,262           1,341          1,304
Trust preferred securities..............    4,601           3,104          1,250
                                          -------         -------         ------
      Total.............................  $97,425         $96,543        $87,918
                                          =======         =======        =======
Held-to-maturity
Investment securities:
U.S. government and agency..............  $13,801         $   966        $ 2,958
Municipal obligations...................   17,389          12,662          5,347
Corporate obligations...................    8,008           6,207          1,631
                                          -------         -------         ------
      Total.............................  $39,198         $19,835        $ 9,936
                                          =======         =======        =======

----------------
(1) Consists of investment in the Asset Management Fund ARM Fund and Legg Mason Value Trust Fund.

         At September 30, 2002, non-U.S. Government and U.S. Government agency securities that exceeded ten percent of stockholders' equity are as follows. Such securities were rated AAA by Standard and Poors.


          Issuer                              Book Value            Market Value
          ------                              ----------            ------------
                                                   (Dollars in thousands)

The Asset Management Fund ARM Fund             $4,438                 $4,446
                                               ======                 ======

Mortgage-Backed Securities


                                              At September 30,
                                        ---------------------------
                                         2002      2001      2000
                                        -------   -------   -------
                                              (In thousands)
Mortgage-backed securities
held-to-maturity:
  GinnieMae .........................   $ 2,050   $ 3,397   $    10
  FannieMae .........................    13,158     5,581     4,167
  FreddieMac ........................    12,518    11,148     6,571
  GinnieMae Remic ...................       678     1,978        --
  FannieMae Remic ...................        --     3,346        --
  FreddieMac Remic ..................     6,961     4,232     1,701
  Collateralized Mortgage Obligations     7,038       993        --
                                        -------   -------   -------
        Total .......................   $42,403   $30,675   $12,449
                                        =======   =======   =======
Mortgage-backed securities
available-for-sale:
  GinnieMae .........................   $10,450   $15,525   $20,438
  FannieMae .........................    18,756    13,841    13,363
  FreddieMac ........................    11,326     5,373     5,813
  GinnieMae Remic ...................     1,236     1,844        --
  FannieMae Remic ...................     3,102     4,860     7,671
  FreddieMac Remic ..................    17,729     9,726    15,912
  Collateralized Mortgage Obligations     7,672    10,765    10,441
                                        -------   -------   -------
        Total .......................   $70,271   $61,934   $73,638
                                        =======   =======   =======

         As of September 30, 2002, there were no U.S. Government and U.S. Government agency mortgage- backed securities that exceeded ten percent of stockholders' equity.

         The following tables set forth the amount of each category of investment securities of the Bank at September 30, 2002 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents.

                                                        After One Year      After Five Years
                                  One Year or Less     Through Five Years   Through Ten Years   After Ten Years        Total
                                 -------------------   ------------------  ------------------  -----------------  -----------------
                                                                       (Dollars in thousands)
                                            Weighted           Weighted              Weighted           Weighted           Weighted
                                            Average             Average              Average            Average             Average
                                 Amount      Yield      Amount   Yield      Amount    Yield     Amount   Yield     Amount    Yield
                                 ------     -------     ------  -------     ------   -------    ------  -------    ------    -----
Available-for-sale:
  U.S. government and agency.....  $    --       --%   $17,094     4.70%    $3,998      4.61%  $   938     6.66%  $22,030      4.77%
  Municipal obligations..........       --       --      1,384     5.80        949      7.24    33,706     7.13    36,039      7.08
  Corporate obligations..........    1,491     3.89     14,773     5.91      1,057      6.88        --       --    17,321      5.79
  Mutual funds(1)................    4,533     3.15         --       --         --        --        --       --     4,533      3.15
  FHLB stock.....................   10,120     3.28         --       --         --        --        --       --    10,120      3.28
  FreddieMac preferred stock.....    1,519     5.30         --       --         --        --        --       --     1,519      5.30
  Equity securities..............    1,262     4.08         --       --         --        --        --       --     1,262      4.08
  Trust preferred securities.....       --       --         --       --         --        --     4,601     5.21     4,601      5.21
                                   -------     ----     -------    ----      ------     ----    -------    ----   -------      ----
      Total......................  $18,925     3.51%    $33,251    5.28%    $6,004      5.43%  $39,245     6.89%  $97,425      5.60%
                                   =======     ====     =======    ====     ======      ====   =======     ====   =======      ====

Held-to-Maturity:
  U.S. government and agency.....  $    --       --%    $ 8,180    4.48%    $4,632      5.14%  $   989     6.67%  $13,801      4.85%
  Municipal obligations..........       --       --          --      --      1,257      6.74    16,132     7.35    17,389      7.31
  Corporate obligations..........    1,000     6.48       5,255    6.32      1,753      6.37        --       --     8,008      6.36
                                   -------     ----     -------    ----     ------      ----   -------     ----    -------     ----
      Total......................  $ 1,000     6.48%    $13,435    5.20%    $7,642      5.69%  $17,121     7.31%  $39,198      6.25%
                                   =======     ====     =======    ====     ======      ====   =======     ====   =======      ====

------------------
(1) Consists of investment in the Asset Management Fund ARM Fund and Legg Mason Value Trust Fund.

         Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 2002 is presented below.

                                                     Amounts at September 30, 2002 Which Mature In
                                           ----------------------------------------------------------------
                                                           After          After
                                            One Year    One to Five    Five to 10      Over 10
                                             or Less       Years          Years         Years        Total
                                           ----------   -----------    ----------     --------     --------
                                                                 (Dollars in thousands)
Mortgage-backed securities
held-to-maturity:
  GinnieMae.........................         $    --        $  5         $   --       $ 2,045      $ 2,050
  FannieMae.........................              --         215          1,378        11,565       13,158
  FreddieMac........................              --         562          3,467         8,489       12,518
  GinnieMae Remic...................              --          --             --           678          678
  FannieMae Remic...................              --          --             --            --           --
  FreddieMac Remic..................              --          --          1,547         5,414        6,961
  Collateralized Mortgage
     obligations....................              --          --             --         7,038        7,038
                                             -------        ----         ------       -------      -------
       Total........................         $    --        $782         $6,392       $35,229      $42,403
                                             =======         ===         ======       =======      =======
Weighted average yield..............              --%       6.15%          6.19%         4.96%        5.17%
                                             =======        ====           ====          ====         ====
Mortgage-backed securities
available-for-sale:
  GinnieMae.........................         $    --        $ --         $   --       $10,450      $10,450
  FannieMae.........................              --          --             --        18,757       18,757
  FreddieMac........................              --          --             --        11,326       11,326
  GinnieMae Remic...................              --          --             --         1,236        1,236
  FannieMae Remic...................              --          --             --         3,102        3,102
  FreddieMac Remic..................              --          --             --        17,729       17,729
  Collateralized mortgage
       obligations..................              --          --          1,241         6,430        7,671
                                             -------        ----         ------        ------      -------
       Total........................         $    --        $ --         $1,241       $69,030      $70,271
                                             =======        ====         ======        ======      =======
Weighted average yield..............              --%         --%          6.28%         5.39%        5.41%
                                             =======        ====           ====          ====         ====


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

         Savings Deposits. The Bank's current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in terms from three months to ten years. Included among these savings deposit products are Individual Retirement Account ("IRA") certificates and Keogh Plan retirement certificates (collectively "retirement accounts"). The Bank offers preferred rates for certificates of deposit in denominations of $100,000 or more at terms ranging from one month to five years and, at September 30, 2002, such certificates accounted for 1.7% total savings deposits.

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

                                                     At September 30,
                                 --------------------------------------------------------
                                        2002              2001                2000
                                 ------------------ ------------------  -----------------
                                            Average           Average             Average
                                   Balance    Rate    Balance   Rate     Balance   Rate
                                 ---------  -------  -------- --------  -------- --------
                                                  (Dollars in thousands)

Passbook and club accounts....... $ 68,825     2.10% $ 52,571     2.54% $ 52,289    2.55%
Checking accounts................   65,561      .45    54,565      .91    51,700     .94
Money market accounts............   17,189     1.78    16,022     2.83    14,755    3.00
Certificate accounts.............  199,831     4.08   190,343     5.53   171,887    5.94
                                  --------     ----  --------    ----   --------    ----
         Total................... $351,406     2.90% $313,501    4.09%  $290,631    4.30 %
                                  ========     ====  ========    ====   ========    ====


         In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2002, the Bank's total retirement funds were $42.3 million or 12.0% of its total savings deposits.

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

         Certificates of Deposits. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2002 are summarized as follows:


                                                                  (In thousands)
3 months or less..........................................                $2,200
Over 3 months through 6 months............................                 2,784
Over 6 months through 12 months...........................                   214
Over 12 months............................................                   892
                                                                          ------
         Total............................................                $6,090
                                                                          ======

         Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2002, the Bank had $189.8 million of advances outstanding.

         The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2002, the Bank had $5.8 million reverse repurchase agreements outstanding.

         The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

                                                                    At or for the Year Ended September 30,
                                                                ----------------------------------------------
                                                                  2002                2001              2000
                                                                 -------            -------           --------
                                                                            (Dollars in thousands)
FHLB advances:
  Average balance outstanding........................            $41,169            $22,941           $    154
  Maximum amount outstanding at any
    month-end during the period......................             56,047             40,930              1,000
  Weighted average interest rate
       during the period.............................               6.48%              6.02%              5.35%
  Balance outstanding at end of period...............             51,031             40,000                 --
  Weighted average interest rate
       at end of period..............................               6.47%              6.55%              5.35%
Reverse repurchase agreements:
  Average balance outstanding........................              5,782              5,400              3,805
  Maximum amount outstanding at any
    month-end during the period......................              7,014              6,708              4,980
  Weighted average interest rate
       during the period.............................               1.43%              4.48%              5.12%
  Balance outstanding at end of period...............              5,849              4,599              4,980
  Weighted average interest rate
       at end of period..............................               1.09%              2.83%              5.85%
FHLB Repoplus Advances:
  Average balance outstanding........................              3,969             17,631             60,863
  Maximum amount outstanding at any
    month-end during the period......................             18,640             42,120             82,350
  Weighted average interest rate
       during the period.............................               2.28%              6.10%              6.17%
  Balance outstanding at end of period...............                 --              5,000             48,770
  Weighted average interest rate
       at end of period..............................                 --%              3.89%              6.66%
Total average short-term borrowings..................             50,920             45,972             64,822
Average interest rate of total
  short-term borrowings..............................               5.91%              5.94%              6.59%

Employees

         At September 30, 2002, the Bank had 119 full-time and 26 part-time employees. None of these employees are represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

                                                                             Year Ended September 30,
                                              --------------------------------------------------------------------------------------
                                                        2002                          2001                         2000
                                              --------------------------   ---------------------------- ----------------------------
                                                                 Average                        Average                     Average
                                              Average            Yield/    Average              Yield/   Average            Yield/
                                              Balance Interest    Cost     Balance  Interest     Cost    Balance Interest    Cost
                                              ------- --------  -------    -------  --------   --------  ------- --------  ---------
                                                                               (Dollars in Thousands)
Interest-earning assets:
 Loans receivable.......................     $322,283  $24,177     7.50%  $336,813   $26,548      7.88% $307,702  $24,241      7.88%
 Mortgage-backed securities.............      103,712    5,709     5.50     84,422     5,407      6.40    90,186    6,078      6.74
 Investment securities and FHLB stock...      132,111    7,783     5.89    108,555     7,495      6.90    96,424    6,999      7.26
 Interest-earning deposits..............        2,831       48     1.70      1,707        76      4.45       664       44      6.63
                                             --------  -------  -------   --------   -------    ------  --------  -------    ------
    Total interest-earning assets.......      560,937   37,717     6.73    531,497    39,526      7.44   494,976   37,362      7.55
                                             --------  -------  -------   --------   -------    ------  --------  -------    ------

Non-interest-earning assets.............       24,270                       21,796                        21,513
                                             --------                     --------                      --------
  Total assets..........................     $585,207                     $553,293                      $516,489
                                             ========                     ========                      ========

Interest-bearing liabilities:
 Deposits...............................     $332,270  $10,592     3.19   $304,194   $12,941      4.25  $276,439  $10,949      3.96
 Borrowed funds.........................      211,319   12,491     5.91    212,626    13,718      6.45   210,606   12,983      6.16
                                             --------  -------  -------   --------   -------    ------  --------  -------    ------
  Total interest-bearing liabilities...       543,589   23,083     4.25    516,820    26,659      5.16   487,045   23,932      4.91
                                             --------  -------  -------   --------   -------    ------  --------  -------    ------

Non-interest bearing liabilities........        3,474                        3,143                         3,129
                                             --------                     --------                      --------
 Total liabilities......................      547,063                      519,963                       490,174
Stockholders' equity....................       38,144                       33,330                        26,315
                                             --------                     --------                      --------
 Total liabilities and
   stockholders' equity.................     $585,207                     $553,293                      $516,489
                                             ========                     ========                      ========
Net interest income.....................               $14,634                       $12,867                      $13,430
                                                       =======                       =======                      =======
Interest rate spread(1).................                           2.48%                          2.28%                        2.64%
                                                                 ======                         ======                       ======
Net interest margin(2)..................                           2.61%                          2.42%                        2.71%
                                                                 ======                         ======                       ======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                         103.19%                        102.84%                      101.63%
                                                                 ======                         ======                       ======

(1) Interest rate spread is the average yield on total interest-earning assets less the average cost of total interest-bearing liabilities.
(2)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

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

                                                                        Year Ended September 30,
                                         --------------------------------------------------------------------------------------
                                                  2002     vs.     2001                       2001     vs.     2000
                                         -----------------------------------------    ----------------------------------------
                                                    Increase (Decrease)                         Increase (Decrease)
                                                           Due to                                      Due to
                                         -----------------------------------------    ----------------------------------------
                                                                 Rate/                                      Rate/
                                           Volume      Rate      Volume      Net      Volume      Rate      Volume       Net
                                          -------    -------    -------    -------    -------    -------    -------    -------
                                                                        (Dollars in thousands)

Interest income on
interest-earning assets:
Mortgage loans .......................... $  (995)   $  (421)   $    24    $(1,392)   $ 1,355    $   193    $    15    $ 1,563
Mortgage-backed securities ..............   1,946     (1,470)      (174)       302       (400)      (290)        19       (671)
Installment loans .......................    (405)      (350)        25       (730)       586        (75)        (7)       504
Commercial business
  and lease loans .......................     226       (432)       (42)      (248)       401       (145)       (16)       240
Investment securities
  and other investments .................     983       (457)      (267)       259      1,079       (487)       (64)       528
                                          -------    -------    -------    -------    -------    -------    -------    -------
    Total interest-earning assets .......   1,755     (3,130)      (434)    (1,809)     3,021       (804)       (53)     2,164
                                          -------    -------    -------    -------    -------    -------    -------    -------
Interest expense on
interest-bearing liabilities:
Deposits ................................   1,042     (3,092)      (299)    (2,349)     1,054        856         82      1,992
Borrowed funds ..........................    (131)    (1,114)        11     (1,234)       120        608          7        735
Trust preferred securities ..............     130       (118)        (5)         7         --         --         --         --
                                          -------    -------    -------    -------    -------    -------    -------    -------
Total interest-bearing liabilities ......   1,041     (4,324)      (293)    (3,576)     1,174      1,464         89      2,727
                                          -------    -------    -------    -------    -------    -------    -------    -------
    Net change in net interest income ... $   714    $ 1,194    $  (141)   $ 1,767    $ 1,847    $(2,268)   $  (142)   $  (563)
                                          =======    =======    =======    =======    =======    =======    =======    =======


Certain Ratios


                                                  Year Ended September 30,
                                              -------------------------------
                                                    2002     2001      2000
                                              ------------  -------- --------

Average equity to assets ratio..............        6.52%     6.02%    5.10%
Dividend payout ratio ......................       23.29%    22.97%   18.45%

Regulation of the Company

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         General. The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is also required to file annually a report of its operations with the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

         Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares.

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

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

         Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act and (2) any non-banking activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

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

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. See "Regulation of the Bank - Regulatory Capital Requirements."

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

         The Federal Deposit Insurance Corporation is authorized to establish separate annual deposit insurance assessment rates for members of the Bank Insurance Fund and the Savings Association Insurance Fund, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the Federal Deposit Insurance Corporation is authorized to levy emergency special assessments on Bank
Insurance Fund and Savings Association Insurance Fund members. The Federal Deposit Insurance Corporation's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation, with the assessment rate for most institutions set at 0%.

         In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2002 is approximately .0175% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2002, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The Federal Deposit Insurance Corporation's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation's regulation, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships.

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

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to termination of deposit insurance.

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2002.

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

         As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At September 30, 2002, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2002, the Bank met its reserve requirements.

         Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of September 30, 2002, the Bank's loans-to-one borrower limitation was $6.9 million and was in compliance with such limitation.

Item 2.  Properties

         At September 30, 2002, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and ten full-service branch offices located in Allegheny and Butler counties.

         The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2002.


                      Location
---------------------------------------------------

                                                           Lease Expiration
                                                             Date including
   County                      Address                    Lease or Own Options
------------             ----------------------------     --------------------
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
                         Pittsburgh, PA 15237                   Lease 11/30/02
Allegheny                1701 Duncan Avenue
                         Allison Park, PA 15101                 Lease 01/31/05
Allegheny                4710 Liberty Avenue
                         Pittsburgh, PA 15224                   Own
Allegheny                728 Washington Road
                         Pittsburgh, PA 15228                   Own
Allegheny                2034 Penn Avenue
                         Pittsburgh, PA 15222                   Own
Allegheny                683 Lincoln Avenue
                         Bellevue, PA  15202                    Own
Allegheny                17 West Mall Plaza
                         Carnegie, PA  15106                    Own
Allegheny                Loan Center
                         1014 Perry Highway
                         Pittsburgh, PA 15237                   Lease 9/30/07
Allegheny                Data Processing and
                         Checking Department
                         1015 Perry Highway
                         Pittsburgh, PA 15237                   Own

Item 3.  Legal Proceedings
-------  -----------------

         The Company is not involved in any legal proceedings other than legal proceedings occurring in the ordinary course of business, of which none are expected to have a material adverse effect on the Company. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Bank.

Items 4.  Submission of Matters to a Vote of Securities Holders
--------  -----------------------------------------------------

         Not applicable.


                                    PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
-------  -----------------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Stock Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2002 (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
-------  -----------------------

         The information contained in the table captioned "Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

         The information contained in the section captioned "Asset and Liability Management" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The Registrant's financial statements listed in Item 14 herein are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and "- Biographical Information" in the Proxy Statement for the 2003 Annual Meeting are incorporated herein by reference.

Item 11.  Executive Compensation
--------  ----------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

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

         (d)      Securities  Authorized  for Issuance Under Equity Compensation
                  Plans

         Set forth below is information as of September 30, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                         EQUITY COMPENSATION PLAN INFORMATION
                                                     (a)                      (b)                         (c)
                                                                                                  Number of securities
                                            Number of securities        Weighted-average        remaining available for
                                              to be issued upon        exercise price of         future issuance under
                                                 exercise of              outstanding          equity compensation plans
                                            outstanding options,       options, warrants         (excluding securities
                                            warrants and rights           and rights           reflected in column (a))
                                            --------------------          -----------          ------------------------
Equity compensation plans approved by shareholders:
    Employees Stock
    Compensation Programs
    and Directors Stock Option
     Plan...........................                   238,599                  $12.74                      94,867
Equity compensation plans
  not approved by shareholders:
    Directors Stock
    Compensation
    Program/Plans...................                    41,414                   12.71                      11,935
                                                      --------                  ------                     -------
     TOTAL.........................                    280,013                  $12.74                     106,802
                                                       =======                  ======                     =======

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Principal Holders" of the Proxy Statement.

Item 14.  Controls and Procedures
--------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part IV

Item 15.  Exhibits, List and Reports on Form 8-K
--------  --------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

                  1. The consolidated statements of financial condition of Fidelity Bancorp, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2002, together with the related notes and the independent auditors' report of KPMG LLP, independent accountants.

                  2.       Schedules omitted as they are not applicable.

                  3.       Exhibits

                           2.0      Plan of Merger Conversion*
                           2.1      Amended and Restated Agreement and Plan of Merger Conversion**
                           3.1      Articles of Incorporation (1)
                           3.2      Amended Bylaws (2)
                           4        Common Stock Certificate (1)
                           10.1     Employee Stock Ownership Plan, as amended (1)
                           10.2     1988 Employee Stock Compensation Program (1)
                           10.3     1993 Employee Stock Compensation Program (3)
                           10.4     1997 Employee Stock Compensation Program (4)
                           10.5     1993 Directors' Stock Option Plan (3)
                           10.6     Employment Agreement between the Company, the Bank and William L.
                                    Windisch (1)
                           10.7     1998 Group Term Replacement Plan (5)
                           10.8     1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (5)
                           10.9     1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (5)
                           10.10    1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (5)
                           10.11    1998 Stock Compensation Plan (6)
                           10.12    2000 Stock Compensation Plan (7)
                           13       Portions of the 2002 Annual Report to Stockholders
                           20.1     Dividend Reinvestment Plan (8)
                           21       Subsidiaries (see Item 1. Description of Business)
                           23       Consent of Accountants
                           99       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on August 14, 2002.
(3) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.

(5) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on December 29, 1998.
(6) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(7) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
(8) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on February 14, 2000.
* Incorporated by reference to an identically numbered exhibit on Form S-1 Amendment No. 1 filed with the SEC (3330-100303).
** Incorporated by reference to Form 424B3 filed on November 22, 2002 with the SEC (333-100303).

     (b)      Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto only authorized.

                               FIDELITY BANCORP, INC.


December 27, 2002              /s/William L. Windisch
                               -------------------------------------------------
                               William L. Windisch
                               Chief Executive Officer
                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on December 27, 2002.


/s/William L. Windisch                                        /s/Richard G. Spencer
-------------------------------------------------             -------------------------------------
William L. Windisch                                           Richard G. Spencer
Chairman of the Board and Chief Executive Officer             President and Chief Operating Officer
(Principal Executive Officer)


/s/John R. Gales                                              /s/Robert F. Kastelic
-------------------------------------------------             -------------------------------------
John R. Gales                                                 Robert F. Kastelic
Director                                                      Director


/s/Oliver D. Keefer                                           /s/Charles E. Nettrour
-------------------------------------------------             -------------------------------------
Oliver D. Keefer                                              Charles E. Nettrour
Director                                                      Director


/s/Joanne Ross Wilder                                         /s/Lisa L. Griffith
-------------------------------------------------             -------------------------------------
Joanne Ross Wilder                                            Lisa L. Griffith
Director                                                      Vice President and Chief Financial Officer
                                                              (Principal Accounting Officer)


                            SECTION 302 CERTIFICATION


     I, William L. Windisch, Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Fidelity Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 27, 2002                            /s/William L. Windisch
                                                   -----------------------------
                                                   William L. Windisch
                                                   Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I,   Lisa L. Griffith, Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Fidelity Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 27, 2002                         /s/Lisa L. Griffith
                                                --------------------------------
                                                Lisa L. Griffith
                                                Chief Financial Officer