Form 10-Q
period 2002-12-31
FIDELITY BANCORP INC
filed 2003-02-14
CIK 769207

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002
                                    -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                 to
                                        ---------------    --------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,424,010 shares, par value
                                                    ----------------------------
$0.01, at January 31, 2003
--------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as                    1
          of December 31, 2002 and September 30, 2002

          Consolidated Statements of Income for the Three                      2
          Months Ended December 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the Three                3-4
          Months Ended December 31, 2002 and 2001

          Consolidated Statements of Changes in Stockholders'                  5
          Equity for the Three Months Ended December 31, 2002
          and 2001

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial                   12
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.   Controls and Procedures                                             19


Part II - Other Information
---------------------------

Item l.   Legal Proceedings                                                   20

Item 2.   Changes in Securities                                               20

Item 3.   Defaults Upon Senior Securities                                     20

Item 4.   Submission of Matters to a Vote of Security Holders                 20

Item 5.   Other Information                                                   20

Item 6.   Exhibits and Reports on Form 8-K                                    21

Signatures                                                                    22

Part I - Financial Information
Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                             December 31,    September 30,
              Assets                                             2002            2002
              ------                                             ----            ----
Cash and amounts due from depository institutions             $   9,480      $   9,318
Interest-earning demand deposits with other institutions          7,578         14,516
Investment securities held-to-maturity
  (market value of $43,573 and $41,060)                          41,955         39,198
Investment securities available-for-sale                        101,038         90,729
Mortgage-backed securities held-to-maturity
  (market value of $51,039 and $43,019)                          50,274         42,403
Mortgage-backed securities available-for-sale                    80,536         71,656
Loans receivable, net  (Notes 6 and 7)                          308,393        316,320
Loans held for sale                                               1,153          1,869
Real estate owned, net                                              512            658
Federal Home Loan Bank stock - at cost                           10,767         10,120
Accrued interest receivable                                       3,484          3,711
Office premises and equipment, net                                5,823          5,696
Deferred tax asset                                                  777            531
Goodwill                                                          2,934          2,557
Core deposit intangibles                                            299            154
Prepaid income taxes                                                 --            320
Prepaid expenses and other assets                                 5,392          6,049
                                                              ---------      ---------
       Total Assets                                           $ 630,395      $ 615,805
                                                              =========      =========
              Liabilities and Stockholders' Equity
Liabilities:
   Savings and time deposits                                  $ 362,509      $ 351,406
   Federal Home Loan Bank advances and
        other borrowings                                        200,615        190,834
   Guaranteed preferred beneficial interest in
       Company's debentures                                      10,000         20,250
   Securities sold under agreement to repurchase                  5,304          5,849
   Advance deposits by borrowers for
      taxes and insurance                                         3,116          1,238
   Accrued interest payable                                       1,540          1,923
   Accrued income taxes payable                                      89             --
   Other accrued expenses and liabilities                         3,124          1,725
                                                              ---------      ---------
       Total Liabilities                                        586,297        573,225
                                                              ---------      ---------
Stockholders' equity (Notes 4 and 5):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,520,772
      and 2,504,563 shares issued, respectively                      25             25
   Additional paid-in capital                                    15,745         15,458
   Treasury stock, at cost - 93,678 and 183,287 shares           (1,150)        (2,358)
   Retained earnings - substantially restricted                  26,777         26,282
   Accumulated other comprehensive income,
       net of tax                                                 2,701          3,173
                                                              ---------      ---------
       Total Stockholders' Equity                                44,098         42,580
                                                              ---------      ---------
       Total Liabilities and Stockholders' Equity             $ 630,395      $ 615,805
                                                              =========      =========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                       2002           2001
                                                       ----           ----
Interest income:
   Loans                                             $5,755         $6,185
   Mortgage-backed securities                         1,373          1,382
   Investment securities                              1,674          1,684
   Deposits with other institutions                      49              4
                                                     ------         ------
      Total interest income                           8,851          9,255
                                                     ------         ------
Interest expense:
   Savings deposits                                   2,428          3,006
   Guaranteed preferred beneficial interest
      in subordinated debt                              830            256
   Borrowed funds                                     2,709          3,004
                                                     ------         ------
      Total interest expense                          5,967          6,266
                                                     ------         ------


Net interest income before provision
   for loan losses                                    2,884          2,989
Provision for loan losses                               330            100
                                                     ------         ------
Net interest income after provision
   for loan losses                                    2,554          2,889
                                                     ------         ------
Other income:
   Loan service charges and fees                        132            110
   Gain(loss) on sale of investment and
      Mortgage-backed securities, net                   227            104
   Gain on sale of loans                                107             83
   Deposit service charges and fees                     322            188
   Other operating income                               263            247
                                                     ------         ------
      Total other income                              1,051            732
                                                     ------         ------

Operating expenses:
   Compensation and employee benefits                 1,662          1,513
   Occupancy and equipment expense                      191            202
   Depreciation and amortization                        169            159
   Federal insurance premiums                            14             14
   Loss on real estate owned, net                         8             13
   Goodwill amortization                                 --             36
   Core deposit intangible amortization                   8             --
   Other operating expenses                             560            529
                                                     ------         ------
      Total operating expenses                        2,612          2,466
                                                     ------         ------

Income before income tax provision                      993          1,155
Income tax provision                                    218            198
                                                     ------         ------
Net income                                           $  775         $  957
                                                     ======         ======
Basic earnings per common share (Note 4)             $  .33         $  .44
                                                     ======         ======
Diluted earnings per common share (Note 4)           $  .32         $  .43
                                                     ======         ======
Dividends per common share                           $  .12         $ .109
                                                     ======         ======

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                                         Three Months Ended December 31,
                                                                                              2002             2001
                                                                                              ----             ----
Operating Activities:
---------------------
     Net income                                                                           $    775          $    957
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                                             330               100
         (Gain) loss on real estate owned                                                        8                13
         Depreciation of premises and equipment                                                169               159
         Deferred loan fee amortization                                                       (198)              (96)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                              227                55
         Amortization of intangibles                                                             8                36
         Net (gain) loss on sale of investment securities                                     (227)             (104)
         Net (gain) loss  on sale of loans                                                    (107)              (83)
         Origination of loans held-for-sale                                                 (5,564)           (8,505)
         Proceeds from sale of loans held-for-sale                                           6,383             5,789
         (Increase) decrease in interest receivable                                            227                46
         (Increase) decrease in prepaid income taxes                                           409               216
         Increase (decrease) in interest payable                                              (383)               (8)
         Write-off of unamortized debt issuance costs                                          599                --
         Other changes, net                                                                    836              (207)
                                                                                          --------          --------

        Net cash provided by (used in) operating activities                                  3,492            (1,632)
                                                                                          --------          --------

Investing Activities:
---------------------

     Proceeds from sales of investment securities available-for-sale                         2,731             3,482
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale                                                --             7,740
     Purchases of investment securities available-for-sale                                 (13,256)           (7,962)
     Proceeds from sales of mortgage-backed securities available-for-sale                       --             1,973
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                                18,008             5,797
     Purchases of mortgage-backed securities available-for-sale                            (27,302)           (6,567)
     Proceeds from maturities and principal repayments of investment
        securities held-to-maturity                                                          6,795                --
     Purchases of investment securities held-to-maturity                                    (9,565)          (10,468)
     Purchases of mortgage-backed securities held-to-maturity                              (18,357)           (9,779)
     Rescission of purchase of mortgage-backed securities held-to-maturity (Note 5)             --             2,516
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                                          10,412             3,235
     Net (increase) decrease in loans                                                        7,745             6,487
     Proceeds from sale of other loans                                                          51                86
     Net purchases of FHLB stock                                                              (647)             (113)
     Additions to office premises and equipment                                               (297)             (171)
                                                                                          --------          --------

  Net cash provided by (used in) investing activities                                      (23,682)           (3,744)
-----------------------------------------------------                                     --------          --------

Continued on page 4.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)

                                                                                         Three Months Ended December 31,
                                                                                              2002             2001
                                                                                              ----             ----
Financing Activities:
---------------------
Net increase (decrease) in savings and time deposits                                        11,103             6,502
Increase (decrease) in reverse repurchase agreements                                          (545)              615
Net increase (decrease) in FHLB advances and other borrowings                                9,781              (269)
Trust preferred securities retired                                                         (10,250)               --
Proceeds from sale of stock in conjunction with the First PA merger                          1,570                --
Increase in advance payments by borrowers for
  taxes and insurance                                                                        1,878             1,477
Cash dividends paid                                                                           (280)             (236)
Stock options exercised                                                                        134               126
Proceeds from sale of stock through Dividend Reinvestment Plan                                  23                13
Purchase of treasury stock                                                                      --              (233)
                                                                                          --------          --------

Net cash provided by (used in) financing activities                                         13,414             7,995
                                                                                          --------          --------

Increase (decrease) in cash and cash equivalents                                            (6,776)            2,619

Cash and cash equivalents at beginning of period                                            23,834             8,031
                                                                                          --------          --------

Cash and cash equivalents at end of period                                                $ 17,058          $ 10,650
                                                                                          ========          ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                                               $  6,350          $  6,273
  Income taxes                                                                            $      4          $      0
                                                                                          --------          --------

Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------

Transfer of loans to real estate owned                                                    $     --          $     50
                                                                                          --------          --------


The Company acquired First Pennsylvania Savings Association. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:

Fair value of assets acquired                                                             $ 26,228          $     --
Fair value of liabilities assumed                                                         $ 26,758          $     --
                                                                                          --------

Liabilities assumed in excess of assets acquired                                          $    530          $     --
                                                                                          --------          --------


See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                 (in thousands)

                                                                                                     Accumulated Other
                                                            Additional                                 Comprehensive
                                               Common        Paid-in       Treasury     Retained      Income (Loss)
                                                Stock        Capital        Stock       Earnings        Net of Tax        Total
====================================================================================================================================

Balance at September 30, 2001                  $   22      $ 14,789      $ (3,872)      $ 22,887        $  1,460          $ 35,286

Comprehensive income:
     Net income                                    --            --            --            957              --               957
     Other comprehensive income (loss),
       net of tax of $481                          --            --            --             --            (933)             (933)
     Reclassification adjustment,
       Net of tax of $35                                                                                     (68)              (68)
                                               ------      --------      --------       --------        --------          --------
Total comprehensive income (loss)                  --            --            --            957          (1,001)              (44)

Cash dividends paid                                --            --            --           (236)             --              (236)

Treasury stock purchased -
   15,000 shares                                   --            --          (233)            --              --              (233)

 Contribution of stock to ESOP -
     12,000 shares                                 --             9           186             --              --               195

 Sale of stock through Dividend
    Reinvestment Plan                              --            13            --             --              --                13

 Stock options exercised                           --           126            --             --              --               126
                                               ------      --------      --------       --------        --------          --------


Balance at December 31, 2001                   $   22      $ 14,937      $ (3,919)      $ 23,608        $    459          $ 35,107
                                               ======      ========      ========       ========    =   ========          ========


Balance at September 30, 2002                  $   25      $ 15,458      $ (2,358)      $ 26,282        $  3,173          $ 42,580

Comprehensive income:
     Net income                                    --            --            --            775              --               775
     Other comprehensive income (loss),
       net of tax of ($166)                        --            --            --             --            (322)             (322)
     Reclassification adjustment,
       Net of tax of ($77)                         --            --            --             --            (150)             (150)
                                               ------      --------      --------       --------        --------          --------

Total comprehensive income (loss)                  --            --            --            775            (472)              303

Acquisition of First Pennsylvania                  --           130         1,208             --              --             1,338

 Cash dividends paid                               --            --            --           (280)             --              (280)

 Sale of stock through Dividend
       Reinvestment Plan                           --            23            --             --              --                23

 Stock options exercised                           --           134            --             --              --               134
                                               ------      --------      --------       --------        --------          --------

Balance at December 31, 2002                   $   25      $ 15,745      $ (1,150)      $ 26,777        $  2,701          $ 44,098
                                               ======      ========      ========       ========        ========          ========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                December 31, 2002

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank"), FB Capital Trust and FB Statutory Capital Trust II (collectively, the "Trusts"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2002. The results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003 or any future interim period.

(3) New Accounting Standards
    ------------------------
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of October 1, 2002 and it did not have a material effect on the financial condition or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Certain provisions of the statement relating to SFAS no. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company adopted Statement No. 145 as of October 1, 2002. In November 2002, the Company reported the write-off of $599,000 of unamortized debt issuance costs as a component of interest expense, whereas this write-off would have been reported as an extraordinary loss under SFAS No. 4. In issuing SFAS No. 145, the FASB concluded that the rescission of SFAS No. 4 would improve financial reporting by eliminating a requirement to classify a normal and important part of many entities' ongoing activities to manage interest rate risk as an extraordinary item. (See "Interest Expense" section of the Management's Discussion and Analysis of Financial Condition and Results of Operation)

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, " which provides interpretative guidance on the application of the purchase method to acquisitions of financial institutions. The provisions of SFAS No. 147 are effective October 1, 2002. Adoption of SFAS No. 147 had no impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement 123 to require prominent disclosure on both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition alternatives of SFAS 148 are available for fiscal years beginning after December 15, 2003 and, if the fair value provisions of SFAS 123 are adopted, the effect on the Company's financial statements is contingent on the transition provision elected. The pro-forma disclosure requirements are effective for the Company's second fiscal quarter.


(4) Earnings Per Share
    ------------------
Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividend paid on May 28, 2002. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                       Three Months Ended
                                                           December 31,
                                                         2002         2001
                                                       ---------------------
Numerator:
Net Income                                              $  775       $ 957
                                                        ------       -----
  Numerator for basic and diluted
  earnings per share                                    $  775       $ 957
                                                        ------       -----
Denominator:
  Denominator for basic earnings per                     2,353       2,167
  share - weighted average shares
Effect of dilutive securities:
  Employee stock options                                    83          53
                                                        ------       -----

Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                         2,436       2,220
                                                        ------       -----

Basic earnings per share                                $  .33       $ .44
                                                        ------       -----
Diluted earnings per share                              $  .32       $ .43
                                                        ------       -----


(5) Securities
    ----------

The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities
- reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized gains of $2.7 million, net of tax, on investments classified as available-for-sale are recorded at December 31, 2002. The Company had no securities classified as trading as of December 31, 2002 and September 30, 2002.

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

(6) Loans Receivable
    ----------------

     Loans receivable are comprised of the following (dollar amounts in thousands):

                                                December 31,       September 30,
                                                    2002                2002
                                                --------------------------------
First mortgage loans:
        Conventional:
            1-4 family dwellings               $  150,274          $ 169,849
            Multi-family dwellings                  6,948              7,217
        Commercial                                 36,292             29,036
        Construction:
            Residential                            12,571             11,372
            Commercial                              7,211              8,205
                                                ---------          ---------
                                                  213,296            225,679
                                                ---------          ---------
Less:
        Loans in process                          (10,192)            (9,065)
        Unearned discounts and fees                (1,016)            (1,368)
                                                ---------          ---------
                                                  202,088            215,246
                                                ---------          ---------
Installment loans:
        Home equity                                59,325             58,549
        Consumer loans                              1,738              1,286
        Other                                       2,955              2,037
                                                ---------          ---------
                                                   64,018             61,872
                                                ---------          ---------
Commercial business loans and leases:
        Commercial business loans                  41,888             38,287
        Commercial leases                           3,457              3,971
                                                ---------          ---------
                                                   45,346             42,258
                                                ---------          ---------

Less:  Allowance for loan losses                   (3,059)            (3,056)
                                                ---------          ---------

        Loans receivable, net                   $ 308,393          $ 316,320
                                                ---------          ---------

(7) Allowance for Loan Losses
-----------------------------
Changes in the allowance for loan losses for the three months ended December 31, 2002 and the fiscal year ended September 30, 2002 are as follows (dollar amounts in thousands):

                                                          December 31,    September 30,
                                                          ------------    -------------
                                                              2002            2002
                                                              ----            ----
Balance at beginning of period                             $ 3,056          $ 2,871
Allowance for loan losses of Carnegie Savings Bank              --              204
Allowance for loan losses of First Pennsylvania Savings         40               --
Provision for loan losses                                      330              400
Charge-offs                                                   (369)            (520)
Recoveries                                                       2              101
                                                           -------          -------
Balance at end of period                                   $ 3,059          $ 3,056
                                                           -------          -------

The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of probable losses in the current loan portfolio including the evaluation of impaired loans under SFAS Nos. 114 and
118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant shortfall in payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

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

At December 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.3 million compared to $1.8 million at December 31, 2001. Included in the current amount is $115,000 of impaired loans for which the related allowance for loan losses is $13,000, and $1.2 million of impaired loans that as a result of applying impairment tests prescribed under SFAS No. 114, do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended December 31, 2002 was $1.6 million compared to $1.8 million for the same period in the prior year. For the three months ended December 31, 2002, as well as December 31, 2001, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.

(8) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three months ended December 31 (dollar amounts in thousands):

                                                          Three Months Ended
                                                             December 31,
                                                          2002          2001
                                                        ----------------------

Net Income                                              $  775     $     957
Change in unrealized gains (losses) on
investment securities and mortgage-
backed securities available for sale, net of
taxes                                                   $ (472)     $ (1,001)
                                                        ------     ---------

Comprehensive income (loss)                             $  303     $     (44)
                                                        ======     =========


(9) Acquisition
    -----------

On July 12, 2002, the Company and First Pennsylvania Savings Association ("First Pennsylvania) jointly announced the signing of an Agreement and Plan of Merger Conversion, whereby it was agreed that First Pennsylvania would merge with and into Fidelity Bank. On September 30, 2002, the agreement was amended to require an offering of stock of the Company to certain members of First Pennsylvania. Pursuant to the amended agreement, First Pennsylvania converted to a Pennsylvania-chartered stock savings institution and simultaneously merged with and into the Bank on December 31, 2002 and the Bank acquired all of the assets and assumed all of the liabilities of First Pennsylvania. Additionally, in connection with the merger, Fidelity sold approximately 89,600 shares at $17.52 per share of its common stock to certain members of First Pennsylvania and Fidelity's employee stock ownership plan in a subscription offering and to Fidelity's stockholders and certain members of the community in a stockholder and community offering.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of First Pennsylvania have been included in the Company's consolidated financial statements from December 31, 2002. The Company acquired loans with a fair value of approximately $6.8 million, investment and mortgage-backed securities with a fair value of $11.8 million, deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million in the transaction. Goodwill and core deposit intangibles arising from the transaction were approximately $530,000.

(10) Goodwill and Other Intangible Assets - Adoption of Statement 142

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies certain criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer need to be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted Statement No. 142 as of October 1, 2002 and, as a result, no longer amortizes goodwill, but will test goodwill for impairment on an annual basis. The following table sets forth net income and earnings per share for the three month periods ended December 31, 2002 and 2001 excluding the effects of goodwill amortization.

                                         For the three months ended December 31,
                                                 2002                2001
                                                 ------------------------

   Reported net income                           $775                $957
   Add back: Goodwill amortization                                     36
                                                 ----                ----
   Adjusted net income                           $775                $993
                                                 ----                ----

   Basic earnings per share:
            Reported net income                  $.33                $.44
            Goodwill amortization                                    $.02
                                                 ----                ----
            Adjusted net income                  $.33                $.46
                                                 ----                ----

   Diluted earnings per share:
            Reported net income                  $.32                $.43
            Goodwill amortization                                    $.02
                                                 ----                ----
            Adjusted net income                  $.32                $.45
                                                 ----                ----

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

Overview
--------

Recent Legislation to Curtail Corporate Accounting  Irregularities.  On July 30,
------------------------------------------------------------------
2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

On December 31, 2002, the Company completed its acquisition of First Pennsylvania Savings Association ("First Pennsylvania"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of First Pennsylvania have been included in the Company's consolidated financial statements from December 31, 2002. The Company acquired loans with a fair value of approximately $6.8 million, investment and mortgage-backed securities with a fair value of $11.8 million, deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million in the transaction. Goodwill and other core deposit intangibles arising from the transaction were approximately $530,000. In connection with the merger, the Company raised $1.6 million in proceeds from the issuance of stock to certain members of First Pennsylvania and Fidelity's employee stock ownership plan in a subscription offering and the Fidelity's stockholders and certain members of the community in a stockholder and community offering.

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $14.6 million, or 2.4%, to $630.4 million at December 31, 2002 from $615.8 million at September 30, 2002. Significant changes in individual categories include an increase in investment securities available-for-sale of $10.3 million, an increase in mortgage-backed securities available-for-sale of $8.9 million, an increase in mortgage-backed securities held-to-maturity of $7.9 million, a decrease in interest-earning demand deposits of $6.9 million, and a decrease in net loans of $7.9 million. The Company continued to experience increased levels of loan and mortgage-backed security prepayment and loan refinancing activity. The decrease in net loans reflects $47.1 million of prepayments and $6.4 million in loan sales, partially offset by $6.8 million in loans acquired from First Pennsylvania and $38.9 million in new loan originations.


Total liabilities of the Company increased $13.1 million, or 2.3%, to $586.3 million at December 31, 2002 from $573.2 million at September 30, 2002. Significant changes include an increase in savings and time deposits of $11.1 million, an increase of FHLB advances and other borrowings of $9.8 million, and a decrease in trust preferred securities of $10.3 million. Deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million were assumed in connection with the acquisition of First Pennsylvania.

Stockholders' equity increased $1.5 million or 3.6% to $44.1 million at December 31, 2002, compared to $42.6 million at September 30, 2002. This result reflects net income for the three month period ended December 31, 2002 of $775,000, $1.3 million of stock issued during the acquisition of First Pennsylvania, stock options exercised of $134,000, and stock issued under the Dividend Reinvestment Plan of $23,000. Offsetting these increases were common stock cash dividends paid of $280,000 and a decrease of accumulated other comprehensive income of $472,000. Accumulated other comprehensive income decreased from September 30, 2002 as a result of changes in the net unrealized gains on the available-for-sale securities due to the fluctuations in interest rates during the current period. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained income as of December 31, 2002 and September 30, 2002 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and real estate owned by the Company at the dates indicated. The Company did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring during the periods presented (dollar amounts in thousands).

                                                    December 31    September 30,
                                                        2002           2002
                                                        ----           ----
Non-accrual residential real estate loans
    (one-to-four family)                              $1,092           $  515

Non-accrual construction, multi family
    Residential and commercial real estate loans         253              408

Non-accrual installment loans                            378              273

Non-accrual commercial business loans                  1,086            1,461
                                                      ------           ------

Total non-performing loans                            $2,809           $2,657
                                                      ======           ======

Total non-performing loans as a percent of
    net loans receivable                                .91%             .81%
                                                        ====             ====

Total real estate owned                               $  512           $  658
                                                      ======           ======

Total non-performing loans and real estate
    Owned as a percent of total assets                  .53%             .54%
                                                        ====             ====


Included in non-performing loans at December 31, 2002 are 23 single-family residential real estate loans totaling $1.1 million, two commercial real estate loans totaling $253,000, 26 home equity and installment loans totaling $378,000, nine commercial business loans totaling $1.0 million, and four commercial business leases totaling $59,000.

Non-accrual residential real estate loans totaled $1.1 million at December 31, 2002, compared to $515,000 at September 30, 2002, an increase of $577,000. The increase reflects $277,000 of non-accrual residential real estate loans acquired from First Pennsylvania. Non-accrual commercial business loans totaled $1.1 million at December 31, 2002, compared to $1.5 million at September 30, 2002, a decrease of $375,000. The decrease is primarily attributed to a $300,000 commercial business loan being charged-off during the three-month period ending December 31, 2002. This loan was previously non-performing and was charged-off once the entity declared bankruptcy.

At December 31, 2002, the Company had an allowance for loan losses of $3.1 million or .99% of net loans receivable, as compared to an allowance of $3.1 million or .97% of net loans receivable at September 30, 2002. The allowance for loan losses equals 108.9% of non-performing loans at December 31, 2002 compared to 115.0% at September 30, 2002.

Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at December 31, 2002 is appropriate. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

The Company recognizes that it must maintain an Allowance for Loan and Lease Losses ("ALLL") at a level that is adequate to absorb estimated credit losses associated with the loan and lease portfolio. The Company's Board of Directors has adopted an ALLL policy designed to provide management with a systematic methodology for determining and documenting the ALLL each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the ALLL is in conformity with the Company's policies and procedures and other supervisory and regulatory guidelines.

The Company's ALLL methodology incorporates management's current judgments about the credit quality of the loan portfolio. The following factors are considered when analyzing the appropriateness of the allowance: historical loss experience; volume; type of lending conducted by the Bank; industry standards; the level and status of past due and non-performing loans; the general economic conditions in the Bank's lending area; and other factors affecting the collectibility of the loans in its portfolio. The primary elements of the Bank's methodology include portfolio segmentation and impairment measurement. Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management's control, that can change often, rapidly and substantially. The adequacy of the ALLL is based upon estimates considering all the aforementioned factors as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

                       Comparison of Results of Operations
                       -----------------------------------
              for the Three Months Ended December 31, 2002 and 2001
              -----------------------------------------------------

Net Income
----------

Net income for the three months ended December 31, 2002 was $775,000 compared to $957,000 for the same period in 2001, a decrease of $182,000 or 19.0 %. The decrease reflects a decrease in net interest income of $105,000 or 3.5%, an increase in the provision for loan losses of $230,000, an increase in other operating expenses of $146,000 or 5.9%, and an increase in the provision for income taxes of $20,000 or 10.1%. Partially offsetting these factors was an increase in other income of 319,000, or 43.6%.


Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 1.99% in the three months ended December 31, 2002 from 2.29% in the same period in fiscal 2002 as a result of the average yield on total interest earning assets decreasing more than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                          Three Months Ended
                                                              December 31,
                                                        2002              2001
                                                        ----              ----
  Average yield on:
    Mortgage loans                                      7.45%             7.57%
    Mortgage-backed securities                          4.65              5.88
    Installment loans                                   7.33              7.91
    Commercial business loans and leases                6.63              8.10
    Interest -earning deposits with other
    institutions, investment securities, and
    FHLB stock (1)                                      5.10              6.23
                                                        ----              ----
    Total interest-earning assets                       6.19              7.04
                                                        ----              ----

  Average rates paid on:
    Savings deposits                                    2.73              3.77
    Borrowed funds                                      6.73              6.04
                                                        ----              ----
    Total interest-bearing liabilities                  4.20              4.75
                                                        ----              ----

  Average interest rate spread                          1.99%             2.29%
                                                        =====             =====

  Net yield on interest-earning assets                  2.14%             2.41%
                                                        =====             =====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans decreased $430,000 or 7.0% to $5.8 million in fiscal 2003 for the first three months ended December 31, 2002, compared to the same period in fiscal 2002. The decrease reflects a decrease in the average loan balance outstanding during 2002 as well as a decrease in the net yield earned on the loan portfolio. The Company acquired $6.8 million in net loans upon the acquisition of First Pennsylvania and the Company originated $38.9 million in new loans; however, these increases in loans were offset by $47.1 million of loan prepayments and $6.4 million in loan sales, thus accounting for the decrease in the average loan balance outstanding for the fiscal 2003 period. Higher levels of principal repayments have been experienced due to the lower interest rate environment during the current fiscal period. In addition, the current fiscal period reflects the sale of approximately $6.4 million of fixed rate, single family mortgage loans, compared to $5.8 million of similar loan sales during the prior fiscal period.

Interest on mortgage-backed securities decreased $9,000 or .7% to $1.37 million for the three months ended December 31, 2002, as compared to the same period in fiscal 2002. The decrease reflects a decrease in the average yield earned on the portfolio, partially offset by an increase in the average balance of mortgage-backed securities owned in the period. The fair value of mortgage-backed securities acquired from First Pennsylvania on December 31, 2002 was approximately $4.9 million.

Interest on interest-earning deposits with other institutions and investment securities increased $35,000 or 2.1% to $1.7 million for the three-month period ended December 31, 2002, as compared to the same period in fiscal 2002. The increase reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments. Interest-earning deposits of $7.1 million and investment securities of $6.9 million were acquired with the purchase of First Pennsylvania on December 31, 2002.


Interest Expense
----------------

Interest on savings and time deposits decreased $578,000 or 19.2% to $2.4 million for the three-month period ended December 31, 2002, as compared to the same period in fiscal 2002. The decrease reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of savings deposits. The increase in the average balance of deposits also reflects the approximately $12.3 million of deposits assumed with the acquisition of First Pennsylvania.

Interest on guaranteed preferred beneficial interest in subordinated debt increased $574,000, or 224.2%. The increase reflects the write-off of $599,000 in unamortized issuance costs related to $10,250,000 of 9.75% trust preferred securities that were called by the Company on November 4, 2002. The 9.75% trust preferred securities that were called were replaced during the prior quarter with $10,000,000 of floating rate trust preferred securities that bore an initial rate of 5.22% through December 26, 2002, and which adjust quarterly thereafter at a rate of 3-month LIBOR plus 3.40%. The floating rate trust preferred securities current rate is 4.80%. The 9.75% trust preferred securities were called by the Company and replaced by the floating rate trust preferred securities primarily to take advantage of the current low interest rate environment.

Interest on Federal Home Loan Bank ("FHLB") advances and other borrowings decreased $295,000 or 9.8% to $2.7 million for the three-month period ended December 31, 2002, as compared to the same period in fiscal 2002. The decrease reflects a decrease in the cost of FHLB advances and reverse repurchase agreements, while the average balance of advances and repurchase agreements outstanding was relatively unchanged. The Company continues to rely on these advances and repurchase agreements as cost effective wholesale funding sources.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Company's net interest income before provision for loan losses decreased $105,000 or 3.5% to $2.9 million for the three-month period ended December 31, 2002, as compared to the same period in fiscal 2002. The decrease in fiscal 2003 is attributable to a decreased interest rate spread, partially offset by an increase in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses increased $230,000 to $330,000, for the three month period ended December 31, 2002, as compared to the same period in fiscal 2002. At December 31, 2002, the allowance for loan losses increased $3,000 to $3.059 million from $3.056 million at September 30, 2002. Net loan charge-offs were $367,000 and $140,000 for the three months ended December 31, 2002 and 2001, respectively. A $300,000 commercial business loan was charged-off during the three-month period ending December 31, 2002.

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

Other Income
------------

Total non-interest or other income increased $319,000 or 43.6% to $1.1 million for the three month period ended December 31, 2002, as compared to the same period in fiscal 2002. The increase primarily relates to increased gains on the sale of investment and mortgage-backed securities and loans, as well as increased loan and deposit account service charges.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $22,000 or 20.0% to $132,000 for the three month period ended December 31, 2002, as compared to the same period in fiscal 2002. The increase is primarily attributed to an increase in the collection of title insurance fees on mortgages originated, partially offset by a decrease in late charges on loans.

Gain on the sale of investment and mortgage-backed securities was $227,000 for the three month period ended December 31, 2002, as compared to a gain of $104,000 in the same period in fiscal 2002. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gain on the sale of loans was $107,000 for the three month period ended December 31, 2002, as compared to $83,000 for the three month period in fiscal 2002. The current fiscal period reflects the sale of approximately $6.4 million of fixed rate, single family mortgage loans, compared to $5.8 of similar loan sales during the prior fiscal period.

Deposit service charges and fees increased $134,000 or 71.3% for the three month period ended December 31, 2002, as compared to the same period in fiscal 2002. The increase is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts.

Operating Expenses
------------------

Total operating expenses for the three-month period ended December 31, 2002 totaled $2.6 million compared to $2.5 million for the same period in fiscal 2002. The increase is due primarily to an increase in compensation and benefits expense. The overall increase in operating expense for the current year period reflects the operation of the Carnegie branch which was not in operation for the entire prior fiscal period.

Income Taxes
------------

Total income tax expense for the three month period ended December 31, 2002 was $218,000 compared to $198,000 for the same fiscal 2002 period. The effective tax rate for the three-month periods ended December 31, 2002 and 2001 was approximately 22.0% and 17.1%, respectively. The increase in the effective tax rate for the current period is attributed to a decrease in tax-exempt income from the corresponding prior year. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three month period ended December 31, 2002 was $560,000 and $1.6 million, respectively.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trusts in 1997 and 2002. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2002, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.37% and total risk-based capital as a percentage of risk-weighted assets of 14.24%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2002, the Company had a Leverage Ratio of 7.88%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2002, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.03% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2002, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.99%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2002, the total of approved loan commitments amounted to $5.0 million. In addition, the Company had $10.2 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $99.0 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

Critical Accounting Policies
----------------------------

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on page 16 herein and page 44 of the Company's 2002 Annual Report to Shareholders.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at December 31, 2002 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, as Exhibit 13 to the Form 10-K for September 30, 2002.


Item 4.   Controls and Procedures

          (a)  Evaluation of disclosure controls and procedures.  Based on their
               ------------------------------------------------
               evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b)  Changes in internal controls.  There were no significant  changes
               ----------------------------
               in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

          None


Item 3.   Defaults Upon Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable


Item 5.   Other Information

          On December 31, 2002 the Company completed the acquisition of First Pennsylvania Savings Association. In connection with the acquisition, the Company sold approximately 89,600 shares at $17.52 per share of its common stock to certain members of First Pennsylvania, Fidelity's employee stock ownership plan, Fidelity's stockholders and members of the community.

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
               The following exhibits are filed as part of this Report.
               2.0   Plan of Merger Conversion (1)
               2.1 Amended and Restated Agreement and Plan of Merger Conversion (2)
               3.1   Articles of Incorporation (3)
               3.2   Amended Bylaws (4)
               10.1  Employee Stock Ownership Plan, as amended (3)
               10.2  1988 Employee Stock Compensation Program (3)
               10.3  1993 Employee Stock Compensation Program (5)
               10.4  1997 Employee Stock Compensation Program (6)
               10.5  1993 Directors' Stock Option Plan (5)
               10.6 Employment Agreement between the company, the Bank and William L. Windisch (3)
               10.7  1998 Group Term Replacement Plan (7)
               10.8 1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (7)
               10.9 1998 Salary Continuation Plan Agreement by and between R.G.Spencer, the Company and the Bank (7)
               10.10 1998 Salary  Continuation Plan Agreement by and between
                     M.A. Mooney, the Company and the Bank (7)
               10.11 1998 Stock Compensation Plan (8)
               10.12 2000 Stock Compensation Plan (9)
               20.1  Dividend Reinvestment Plan (10)
               99 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               (1) A report on Form 8-K was filed on December 11, 2002 pursuant to items 5 and 7 announcing the stock offering in connection with the agreement and plan of merger conversion with First Pennsylvania Savings Association.
               (2) A report on Form 8-K was filed on December 18, 2002 pursuant to items 5, 7 and 9 announcing the completion of the stock offering in connection with the Company's merger with First Pennsylvania Savings Association.

(1) Incorporated by reference to an identically numbered exhibit on Form S-1 Amendment No. 1 filed with the SEC (3330-100303) on November 12, 2002.
(2) Incorporated by reference to Form 424B3 filed on November 22, 2002 with the SEC (333-100303).
(3) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(4) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on August 14, 2002.
(5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(6) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(7) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on December 29, 1998.
(8) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(9) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
(10) Incorporated by reference from an Exhibit in Form 10-Q filed with the SEC on February 14, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 FIDELITY BANCORP, INC.



Date:   February 14, 2003        By:  /s/ Richard G. Spencer
                                      ------------------------------------------
                                      Richard G. Spencer
                                      President and Chief Executive Officer



Date:   February 14, 2003        By:  /s/ Lisa L. Griffith
                                      ------------------------------------------
                                      Lisa L. Griffith
                                      Vice President and Chief Financial Officer

                            SECTION 302 CERTIFICATION


     I, Richard G. Spencer, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fidelity Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 14, 2003                    /s/ Richard G. Spencer
                                           -------------------------------------
                                           Richard G. Spencer
                                           Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, Lisa L. Griffith, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fidelity Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003                    /s/ Lisa L. Griffith
                                           -------------------------------------
                                           Lisa L. Griffith
                                           Chief Financial Officer