Form 10-Q
period 2003-03-31
FIDELITY BANCORP INC
filed 2003-05-15
CIK 769207

United States Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003
                                    --------------

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

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

     Indicate  by check  mark  whether  the issuer is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,411,313 shares, par value
                                                     ---------------------------
$0.01, at April 30, 2003
------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                             Page
------------------------------                                             ----

Item 1.  Financial Statements (Unaudited)

          Consolidated  Statements  of Financial  Condition                   1
          as of March 31, 2003 and September 30, 2002

          Consolidated Statements of Income for the Three                     2
          and Six Months Ended March 31, 2003 and 2002

          Consolidated  Statements  of Cash  Flows for the                  3-4
          Six  Months Ended March 31, 2003 and 2002

          Consolidated  Statements of Changes in Stockholders'                5
          Equity for the Six Months Ended March 31, 2003 and 2002

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial                  13
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About                     22
          Market Risk

Item 4.   Controls and Procedures                                            22


Part II - Other Information

Item l.   Legal Proceedings                                                  23

Item 2.   Changes in Securities and Use of Proceeds                          23

Item 3.   Defaults Upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5.   Other Information                                                  23

Item 6.   Exhibits and Reports on Form 8-K                                   24

Signatures                                                                   25

Part I - Financial Information
Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                                       March 31,     September 30,
              Assets                                                     2003             2002
              ------                                                  ----------     ------------
Cash and amounts due from depository institutions                     $   9,912       $   9,318
Interest-earning demand deposits with other institutions                  6,896          14,516
Investment securities held-to-maturity
  (market value of $50,591 and $41,060)                                  48,859          39,198
Investment securities available-for-sale                                105,623          90,729
Mortgage-backed securities held-to-maturity
  (market value of $58,672 and $43,019)                                  57,982          42,403
Mortgage-backed securities available-for-sale                            80,160          71,656
Loans receivable, net  (Notes 6 and 7)                                  286,747         316,320
Loans held for sale                                                       1,868           1,869
Real estate owned, net                                                      509             658
Federal Home Loan Bank stock - at cost                                   10,767          10,120
Accrued interest receivable                                               3,525           3,711
Office premises and equipment, net                                        6,034           5,696
Deferred tax asset                                                          877             531
Goodwill                                                                  3,093           2,557
Core deposit intangibles                                                    284             154
Prepaid income taxes                                                        117             320
Prepaid expenses and other assets                                         6,265           6,049
                                                                      ---------       ---------
       Total Assets                                                   $ 629,518       $ 615,805
                                                                      =========       =========
              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities:
   Savings and time deposits                                          $ 370,477       $ 351,406
   Federal Home Loan Bank advances and
        other borrowings                                                188,896         190,834
   Guaranteed preferred beneficial interest in
       Company's debentures                                              10,000          20,250
   Securities sold under agreement to repurchase                          5,516           5,849
   Advance deposits by borrowers for
      taxes and insurance                                                 2,715           1,238
   Accrued interest payable                                               1,552           1,923
   Securities purchased, but not settled                                  3,820              --
   Other accrued expenses and liabilities                                 1,906           1,725
                                                                      ---------       ---------
       Total Liabilities                                                584,882         573,225
                                                                      ---------       ---------

Stockholders' equity (Notes 4 and 5):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,527,333
      and 2,504,563 shares issued, respectively                              25              25
   Additional paid-in capital                                            15,781          15,458
   Treasury stock, at cost - 98,079 and 183,287 shares                   (1,236)         (2,358)
   Retained earnings - substantially restricted                          27,560          26,282
   Accumulated other comprehensive income,
       net of tax                                                         2,506           3,173
                                                                      ---------       ---------
       Total Stockholders' Equity                                        44,636          42,580
                                                                      ---------       ---------
       Total Liabilities and Stockholders' Equity                     $ 629,518       $ 615,805
                                                                      =========       =========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                 Three Months Ended             Six Months Ended
                                                      March 31,                     March 31,
                                              -----------------------        -----------------------
                                                2003           2002            2003           2002
                                              --------       --------        --------       --------

Interest income:
   Loans                                      $  5,298       $  5,972        $ 11,052       $ 12,157
   Mortgage-backed securities                    1,254          1,376           2,627          2,758
   Investment securities                         1,757          1,611           3,431          3,295
   Deposits with other institutions                 19             19              69             23
                                              --------        -------        --------       --------
      Total interest income                      8,328          8,978          17,179         18,233
                                              --------        -------        --------       --------


Interest expense:
   Savings deposits                              2,336          2,575           4,763          5,581
   Guaranteed preferred beneficial interest
      in Company's debentures                      123            256             952            512
   Borrowed funds                                2,592          2,797           5,303          5,801
                                              --------        -------        --------       --------
      Total interest expense                     5,051          5,628          11,018         11,894
                                              --------        -------        --------       --------

Net interest income before provision
   for loan losses                               3,277          3,350            6,161         6,339
Provision for loan losses                           75            100              405           200
                                              --------        -------        --------       --------

Net interest income after provision
   for loan losses                               3,202          3,250            5,756         6,139
                                              --------        -------        --------       --------

Other income:
   Loan service charges and fees                   103             92             235            202
   Gain (loss) on sale of investment and
      mortgage-backed securities, net              161            (14)            388             90
   Gain on sale of loans                            91            113             198            196
   Deposit service charges and fees                276            167             599            355
   Other operating income                          270            266             533            513
                                              --------        -------        --------       --------
      Total other income                           901            624           1,953          1,356
                                              --------        -------        --------       --------

Operating expenses:
   Compensation and employee benefits            1,635          1,482           3,297          2,994
   Occupancy and equipment expense                 269            214             460            416
   Depreciation and amortization                   174            142             344            301
   Federal insurance premiums                       15             15              29             29
   Loss on real estate owned, net                   (3)            22               5             35
   Goodwill amortization                            --             44              --             72
   Core deposit intangible amortization             14             --              22              9
   Other operating expenses                        611            585           1,171          1,114
                                              --------        -------        --------       --------
      Total operating expenses                   2,715          2,504           5,328          4,970
                                              --------        -------        --------       --------

Income before income tax provision               1,388          1,370           2,381          2,525
Income tax provision                               314            268             532            466
                                              --------        -------        --------       --------
Net income                                    $  1,074       $  1,102        $  1,849       $  2,059
                                              ========       ========        ========       ========
Basic earnings per common share (Note 4)      $    .44       $    .49        $    .78       $    .93
                                              ========       ========        ========       ========
Diluted earnings per common share (Note 4)    $    .43       $    .47        $    .75       $    .90
                                              ========       ========        ========       ========
Dividends per common share                    $    .12       $   .109        $    .24       $   .218
                                              ========       ========        ========       ========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)


                                                                                     Six Months Ended March 31,
                                                                                       2003              2002
                                                                                     --------          --------
Operating Activities:
---------------------
     Net income                                                                      $  1,849          $  2,059
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                                        405               200
         (Gain) loss on real estate owned                                                   5                35
         Depreciation of premises and equipment                                           344               301
         Deferred loan fee amortization                                                  (339)             (174)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                         680               138
         Amortization of intangibles                                                       22                81
         Net (gain) loss on sale of investment securities                                (388)             (139)
         Net (gain) loss on sale of mortgage-backed securities                             --                49
         Net (gain) loss  on sale of loans                                               (198)             (196)
         Origination of loans held-for-sale                                           (11,114)          (12,139)
         Proceeds from sale of loans held-for-sale                                     11,300            11,776
         (Increase) decrease in interest receivable                                       186              (107)
         Increase (decrease) in prepaid income taxes                                      203               (28)
         Increase (decrease) in interest payable                                         (371)             (150)
         Write-off of unamortized debt issuance costs                                     599                --
         Other changes, net                                                            (1,433)             (742)
                                                                                     --------          --------

        Net cash provided by (used in) operating activities                             1,750               964
                                                                                     --------          --------


Investing Activities:
---------------------
     Proceeds from sales of investment securities available-for-sale                    9,003             9,315
     Proceeds from maturities and principal repayments of
        Investment securities available-for-sale                                        7,030             9,990
     Purchases of investment securities available-for-sale                            (31,130)          (15,897)
     Proceeds from sales of mortgage-backed securities available-for-sale                  --             2,669
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                           32,208            10,596
     Purchases of mortgage-backed securities available-for-sale                       (41,549)          (17,226)
     Purchases of investment securities held-to-maturity                              (16,564)          (12,474)
     Proceeds from maturities and principal repayments of
        Investment securities held-to-maturity                                         10,695                --
     Purchases of mortgage-backed securities held-to-maturity                         (36,503)          (16,984)
     Recission of purchase of mortgage-backed securities held-to-maturity (Note 5)         --             2,516
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                                     20,687             8,115
     Net Cash Acquired in the acquisition of Carnegie Financial Corporation, net           --               140
     Net (increase) decrease in loans                                                  29,457            16,846
     Proceeds from sale of other loans                                                     51               601
     Net (purchases) redemptions of FHLB stock                                           (647)              518
     Additions to office premises and equipment                                          (682)             (290)
                                                                                     --------          --------

  Net cash provided by (used in) investing activities                                 (17,944)           (1,565)
                                                                                     --------          --------

Continued on page 4.
                                       -3-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -------------------------------------------------
                                 (in thousands)

                                                                                     Six Months Ended March 31,
                                                                                       2003              2002
                                                                                     --------          --------
Financing Activities:
---------------------
Net increase (decrease) in savings and time deposits                                   19,071             5,653
Increase (decrease) in reverse repurchase agreements                                     (333)            1,008
Net increase (decrease) in FHLB advances and other borrowings                          (1,938)              438
Trust preferred securities retired                                                    (10,250)               --
Proceeds from sale of stock in conjunction with the First PA merger                     1,570                --
Increase in advance payments by borrowers for taxes and insurance                       1,477             2,001
Cash dividends paid                                                                      (571)             (472)
Contribution of stock to ESOP                                                              --               195
Stock options exercised                                                                   184               135
Proceeds from sale of stock through Dividend Reinvestment Plan                             44                34
Purchase of treasury stock                                                                (86)             (233)
                                                                                     --------          --------

Net cash provided by (used in) financing activities                                     9,168             8,759
                                                                                     --------          --------

Increase (decrease) in cash and cash equivalents                                       (7,026)            8,158

Cash and cash equivalents at beginning of period                                       23,834             8,031
                                                                                     --------          --------

Cash and cash equivalents at end of period                                           $ 16,808          $ 16,189
                                                                                     ========          ========
Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                                          $ 11,389          $ 11,938
  Income taxes                                                                       $    524          $    400
                                                                                     --------          --------

Transfer of loans to real estate owned                                               $     --          $    313
                                                                                     --------          --------

Securities purchased, but not settled                                                $  3,820          $     --
                                                                                     --------          --------

The Company acquired First Pennsylvania Savings Association. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:

Fair value of assets acquired                                                        $ 26,239          $     --
Fair value of liabilities assumed                                                    $(26,927)         $     --
                                                                                     --------          --------

Liabilities assumed in excess of assets acquired                                     $   (688)         $     --
                                                                                     --------          --------

The Company purchased all of the common stock of Carnegie Financial Corporation for $3.2 million. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:

Fair value of assets acquired                                                        $     --          $ 29,486
Fair value of liabilities assumed                                                    $     --          $(27,265)
Common stock issued in exchange for Carnegie
  Financial Corporation stock                                                        $     --          $ (1,666)
Cash paid for Carnegie Financial Corporation stock                                   $     --          $ (1,567)
                                                                                     --------          --------

Liabilities assumed in excess of assets acquired                                     $     --          $ (1,012)
                                                                                     --------          --------

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                                 (in thousands)

                                                                                            Accumulated
                                                                                               Other
                                                Additional                                 Comprehensive
                                     Common      Paid-in       Treasury       Retained     Income (Loss)
                                     Stock       Capital        Stock         Earnings      Net of Tax       Total
====================================================================================================================

Balance at September 30, 2001        $   22      $ 14,789      $ (3,872)      $ 22,887       $ 1,460         $35,286
Comprehensive income:
     Net income                                                                  2,059                         2,059
     Other comprehensive loss,
       net of tax of ($787)                                                                   (1,528)         (1,528)
     Reclassification adjustment,
       Net of tax of ($31)                                                                       (59)            (59)
                                     ------      --------      --------       --------       -------         -------
Total comprehensive income(loss)         --            --            --          2,059        (1,587)            472

Acquisition of Carnegie                               105         1,561                                        1,666

 Cash dividends paid                                                              (472)                         (472)

 Treasury stock purchased -
       15,000 shares                                               (233)                                        (233)

 Contribution of stock to ESOP -                        9           186                                          195
         12,000 shares

 Sale of stock through Dividend
       Reinvestment Plan                               34                                                         34

 Stock options exercised                  1           134                                                        135
                                     ------      --------      --------       --------       -------         -------

Balance at March 31, 2002            $   23      $ 15,071      $ (2,358)      $ 24,474       $  (127)        $37,083
                                     ======      ========      ========       ========       =======         =======

Balance at September 30, 2002        $   25      $ 15,458      $ (2,358)      $ 26,282       $ 3,173         $42,580

Comprehensive income:
     Net income                                                                  1,849                         1,849
     Other comprehensive income,
        net of tax of ($212)                                                                    (411)           (411)
     Reclassification adjustment,
        Net of tax of ($132)                                                                    (256)           (256)
                                     ------      --------      --------       --------       -------         -------
Total comprehensive income               --            --            --          1,849          (667)          1,182

Acquisition of First Pennsylvania                      95         1,208                                        1,303

Cash dividends paid                                                               (571)                         (571)
Treasury stock purchased -
   3,300 shares                                                     (65)                                         (65)
 Sale of stock through Dividend
    Reinvestment Plan                                  44                                                         44

 Stock options exercised                              184           (21)                                         163
                                     ------      --------      --------       --------       -------         -------

Balance at March 31, 2003            $   25      $ 15,781      $ (1,236)      $ 27,560       $ 2,506         $44,636
                                     ======      ========      ========       ========       =======         =======



See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                 March 31, 2003

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

(2) Basis of Presentation
    ---------------------

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2002. The results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003 or any future interim period.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Certain provisions of the statement relating to SFAS no. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company adopted Statement No. 145 as of October 1, 2002. In November 2002, the Company reported the write-off of $599,000 of unamortized debt issuance costs as a component of interest expense, whereas this write-off would have been reported as an extraordinary loss under SFAS No. 4. In issuing SFAS No. 145, the FASB concluded that the rescission of SFAS No. 4 would improve financial reporting by eliminating a requirement to classify a normal and important part of many entities' ongoing activities to manage interest rate risk as an extraordinary item. (See "Interest Expense" section of the Management's Discussion and Analysis of Financial Condition and Results of Operation.)

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

In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the existing disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued ("disclosure requirements"). This interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee ("recognition and measurement provisions"). The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the financial position, results of operations, or liquidity of the Company.


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

At March 31, 2003, the Company has several stock-based employee and director compensation plans, which are described in Footnote 18 in the Company's 2002 Annual Report. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. However, as required to be disclosed by SFAS No. 148, the following table illustrates the pro forma effect on income and earnings per share if the fair value based method had been applied to the Company's stock option plans.

                                                             For the three months        For the six months
                                                                ended March 31,             ended March 31,
                                                             ---------------------       ---------------------
                                                               2003         2002           2003         2002
                                                             --------     --------       --------     --------

Net income, as reported                                      $ 1,074      $ 1,102        $ 1,849      $ 2,059
Add:  Stock-based compensation expense included in
  reported net income, net of related tax effects                 --           --             --           --
Deduct: Compensation expense from stock options,
  determined under fair value based method,
  net of related tax effects                                    (116)        (101)          (122)        (108)
                                                             -------      -------        -------      -------
Pro forma net income                                         $   958      $ 1,001        $ 1,727      $ 1,951
                                                             =======      ==+====        =======      =======

Earnings per share:
  Basic - as reported                                        $   .44      $   .49        $   .78      $   .93
  Basic - pro forma                                          $   .39      $   .45        $   .73      $   .88
  Diluted - as reported                                      $   .43      $   .47        $   .75      $   .90
  Diluted - pro forma                                        $   .38      $   .43        $   .70      $   .85


The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the financial position, results of operations, or liquidity of the Company.

(4) Earnings Per Share
    ------------------

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividend paid on May 28, 2002. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):


                                                 Three Months Ended    Six Months Ended
                                                       March 31,           March 31,
                                                  2003        2002      2003        2002
                                                 ------------------    ------------------
Numerator:
Net Income                                       $1,074     $1,102     $1,849     $2,059
                                                 ------     ------     ------     ------
  Numerator for basic and diluted
  earnings per share                             $1,074     $1,102     $1,849     $2,059
                                                 ------     ------     ------     ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares                 2,427      2,242      2,385      2,208
Effect of dilutive securities:
  Employee stock options                             86         63         83         61
                                                 ------     ------     ------     ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                  2,513      2,305      2,468      2,269
                                                 ------     ------     ------     ------
Basic earnings per share                         $  .44     $  .49     $  .78     $  .93
                                                 ------     ------     ------     ------
Diluted earnings per share                       $  .43     $  .47     $  .75     $  .90
                                                 ------     ------     ------     ------


(5) Securities
    ----------

The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities
- reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses for securities available-for-sale are reported as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized gains of $2.5 million, net of tax, on investments classified as available-for-sale are recorded at March 31, 2003. The Company had no securities classified as trading as of March 31, 2003 and September 30, 2002.

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

(6) Loans Receivable
    ----------------

     Loans receivable are comprised of the following (dollar amounts in thousands):

                                                   March 31,       September 30,
                                                      2003               2002
                                                  ------------------------------
First  mortgage loans:
               Conventional:
                   1-4 family dwellings           $137,445             $169,849
                   Multi-family dwellings            6,744                7,217
               Commercial                           39,719               29,036
               Construction:
                   Residential                      11,405               11,372
                   Commercial                        7,305                8,205
                                                  --------             --------
                                                   202,618              225,679
                                                  --------             --------
Less:
               Loans in process                    (10,342)              (9,065)
               Unearned discounts and fees            (898)              (1,368)
                                                   --------            --------
                                                   191,378              215,246
                                                  --------             --------
Installment loans:
               Home equity                          55,551               58,549
               Consumer loans                        1,141                1,286
               Other                                 2,452                2,037
                                                  --------             --------
                                                    59,144               61,872
                                                  --------             --------
Commercial business loans and leases:
               Commercial business loans            36,306               38,287
               Commercial leases                     2,920                3,971
                                                  --------             --------
                                                    39,226               42,258
                                                  --------             --------

Less:  Allowance for loan losses                    (3,001)              (3,056)
                                                  --------             --------

               Loans receivable, net              $286,747             $316,320
                                                  --------             --------

(7) Allowance for Loan Losses
    -------------------------

Changes in the allowance for loan losses for the six months ended March 31, 2003 and the fiscal year ended September 30, 2002 are as follows (dollar amounts in thousands):

                                                         March 31, September 30,
                                                           2003        2002
                                                         --------   ------------
Balance at beginning of period                           $ 3,056     $ 2,871
Allowance for loan losses of Carnegie Savings Bank            --         204
Allowance for loan losses of First Pennsylvania Savings       40          --
Provision for loan losses                                    405         400
Charge-offs                                                 (510)       (520)
Recoveries                                                    10         101
                                                         -------     -------
Balance at end of period                                 $ 3,001     $ 3,056
                                                         -------     -------

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

At March 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.8 million compared to $1.9 million at March 31, 2002. Included in the current amount is $512,000 of impaired loans for which the related allowance for loan losses is $34,000, and $1.3 million of impaired loans that as a result of applying impairment tests prescribed under SFAS No. 114, do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended March 31, 2003 was $1.7 million compared to $1.9 million for the same period in the prior year. For the six months ended March 31, 2003, as well as March 31, 2002, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.


(8) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three and six months ended March 31 (dollar amounts in thousands):


                                                        Three Months Ended    Six Months Ended
                                                             March 31,             March 31,
                                                          2003      2002        2003      2002
                                                        ------------------    ------------------

Net Income                                              $ 1,074    $ 1,102    $ 1,849    $ 2,059
Change in unrealized gains (losses) on investment
securities and mortgage-backed securities available
for sale, net of taxes
                                                        $  (195)   $  (586)   $  (667)   $(1,587)
                                                        -------    -------    -------    -------

Comprehensive income                                    $   879    $   516    $ 1,182    $   472
                                                        =======    =======    =======    =======

(9) Acquisition
    -----------

On July 12, 2002, the Company and First Pennsylvania Savings Association ("First Pennsylvania) jointly announced the signing of an Agreement and Plan of Merger Conversion, whereby it was agreed that First Pennsylvania would merge with and into the Bank. On September 30, 2002, the agreement was amended to require an offering of stock of the Company to certain members of First Pennsylvania. Pursuant to the amended agreement, First Pennsylvania converted to a Pennsylvania-chartered stock savings institution and simultaneously merged with and into the Bank on December 31, 2002 and the Bank acquired all of the assets and assumed all of the liabilities of First Pennsylvania. Additionally, in connection with the merger, the Company sold approximately 89,600 shares at $17.52 per share of its common stock to certain members of First Pennsylvania and the Company's employee stock ownership plan in a subscription offering and to the Company's stockholders and certain members of the community in a stockholder and community offering.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of First Pennsylvania have been included in the Company's consolidated financial statements from December 31, 2002. The Company acquired loans with a fair value of approximately $6.8 million, investment and mortgage-backed securities with a fair value of $11.8 million, deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million in the transaction. Goodwill and core deposit intangibles arising from the transaction were approximately $688,000.

(10) Goodwill and Other Intangible Assets - Adoption of Statement 142
     ----------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies certain criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer need to be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted Statement No. 142 as of October 1, 2002 and, as a result, no longer amortizes goodwill, but will test goodwill for impairment on an annual basis. The Company performed the initial goodwill impairment test during the current fiscal quarter ended March 31, 2003 and it was determined that no adjustments were required. The following table sets forth net income and earnings per share for the three and six-month periods ended March 31, 2003 and 2002 excluding the effects of goodwill amortization.


                                          Three months ended          Six months ended
                                                March 31,                  March 31,
                                           2003           2002       2003           2002
                                          ---------------------     ---------------------

Reported net income                       $1,074         $1,102     $1,849         $2,059
Add back: Goodwill amortization               --             44         --             81
                                          ------         ------     ------         ------
Adjusted net income                       $1,074         $1,146     $1,849         $2,140
                                          ------         ------     ------         ------

Basic earnings per share:
         Reported net income              $  .44         $  .49     $  .78         $  .93
         Goodwill amortization                --         $  .02     $   --         $  .04
                                          ------         ------     ------         ------
         Adjusted net income              $  .44         $  .51     $  .78         $  .97
                                          ------         ------     ------         ------

Diluted earnings per share:
         Reported net income              $  .43         $  .47     $  .75         $  .90
         Goodwill amortization                --         $  .02     $   --         $  .03
                                          ------         ------     ------         ------
         Adjusted net income              $  .43         $  .49     $  .75         $  .93
                                          ------         ------     ------         ------

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

On December 31, 2002, the Company completed its acquisition of First Pennsylvania Savings Association ("First Pennsylvania"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of First Pennsylvania have been included in the Company's consolidated financial statements from December 31, 2002. The Company acquired loans with a fair value of approximately $6.8 million, investment and mortgage-backed securities with a fair value of $11.8 million, deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million in the transaction. Goodwill and other core deposit intangibles arising from the transaction were approximately $688,000. In connection with the merger, the Company raised $1.6 million in proceeds from the issuance of stock to certain members of First Pennsylvania and Fidelity's employee stock ownership plan in a subscription offering and the Fidelity's stockholders and certain members of the community in a stockholder and community offering.

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $13.7 million, or 2.2%, to $629.5 million at March 31, 2003 from $615.8 million at September 30, 2002. Significant changes in individual categories include an increase in investment securities available-for-sale of $14.9 million, an increase in investment securities held-to-maturity of $9.7 million, an increase in mortgage-backed securities available-for-sale of $8.5 million, an increase in mortgage-backed securities held-to-maturity of $15.6 million, a decrease in interest-earning demand deposits of $7.6 million, and a decrease in net loans of $29.6 million. The Company continued to experience increased levels of loan and mortgage-backed security prepayment and loan refinancing activity. The decrease in net loans reflects $95.0 million of prepayments, partially offset by $6.8 million in loans acquired from First Pennsylvania and $59.7 million in new loan originations.


Total liabilities of the Company increased $11.7 million, or 2.0%, to $584.9 million at March 31, 2003 from $573.2 million at September 30, 2002. Significant changes include an increase in savings and time deposits of $19.1 million, an increase in securities purchased but not settled of $3.8 million, and a decrease in guaranteed preferred beneficial interest in Company's debentures ("trust preferred securities") of $10.3 million. Deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million were assumed in connection with the acquisition of First Pennsylvania.

Stockholders' equity increased $2.1 million or 4.8% to $44.6 million at March 31, 2003, compared to $42.6 million at September 30, 2002. This result reflects net income for the six month period ended March 31, 2003 of $1.8 million, $1.6 million of stock issued during the acquisition of First Pennsylvania, stock options exercised of $184,000, and stock issued under the Dividend Reinvestment Plan of $44,000. Offsetting these increases were common stock cash dividends paid of $571,000, treasury stock purchased of $86,000, and a decrease of accumulated other comprehensive income of $667,000. Accumulated other comprehensive income decreased from September 30, 2002 as a result of changes in the net unrealized gains on the available-for-sale securities due to the fluctuations in interest rates during the current period. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained income as of March 31, 2003 and September 30, 2002 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------

The following table sets forth information regarding non-accrual loans and real estate owned by the Company at the dates indicated. The Company did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring at the dates presented (dollar amounts in thousands).

                                                     March 31,     September 30,
                                                       2003            2002
                                                     ---------     -------------
Non-accrual residential real estate loans
    (one-to-four family)                               $1,085         $  515

Non-accrual construction, multi family
    residential and commercial real estate loans          341            408

Non-accrual installment loans                             235            273

Non-accrual commercial business loans                   1,476          1,461
                                                       ------         ------

Total non-performing loans                             $3,137         $2,657
                                                       ======         ======

Total non-performing loans as a percent of
    net loans receivable                                 1.09%           .84%
                                                       ======         ======

Total real estate owned                                $  509         $  658
                                                       ======         ======

Total non-performing loans and real estate
    owned as a percent of total assets                    .58%           .54%
                                                       ======         ======


Included in non-performing loans at March 31, 2003 are 21 single-family residential real estate loans totaling $1.1 million, three commercial real estate loans totaling $341,000, 22 home equity and installment loans totaling $235,000, twelve commercial business loans totaling $1.5 million, and two commercial business leases totaling $20,000.

Non-accrual residential real estate loans totaled $1.1 million at March 31, 2003, compared to $515,000 at September 30, 2002, an increase of $570,000. The increase reflects $267,000 of non-accrual residential real estate loans acquired from First Pennsylvania.

At March 31, 2003, the Company had an allowance for loan losses of $3.0 million or 1.05% of net loans receivable, as compared to an allowance of $3.1 million or ..97% of net loans receivable at September 30, 2002. The allowance for loan losses equals 95.7% of non-performing loans at March 31, 2003 compared to 115.0% at September 30, 2002.

Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 2003 is reasonable. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Six Months Ended March 31, 2003 and 2002
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended March 31, 2003 was $1.07 million ($.43 per diluted share) compared to $1.10 million ($.47 per diluted share) for the same period in 2002, a decrease of $28,000 or 2.5 %. The decrease reflects a decrease in net interest income of $73,000 or 2.2%, an increase in other operating expenses of $212,000 or 8.5%, and an increase in the provision for income taxes of $46,000 or 17.2%. Partially offsetting these factors was a decrease in the provision for loan losses of $25,000 and an increase in other income of $277,000, or 44.4%.

Net income for the six months ended March 31, 2003 was $1.85 million ($.75 per diluted share) compared to $2.06 million ($.90 per diluted share) for the same period in 2002, a decrease of $210,000 or 10.2 %. The decrease reflects a decrease in net interest income of $178,000 or 2.8%, an increase in the provision for loan losses of $205,000 or 102.5%, an increase in operating expenses of $358,000 or 7.2%, and an increase in the provision for income taxes of $66,000 or 14.2%. Partially offsetting these factors was an increase in other income of $597,000, or 44.0%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.19% in the three months ended March 31, 2003 from 2.45% in the same period in fiscal 2002 as a result of the average yield on total interest earning assets decreasing more than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                         Three Months Ended
                                                              March 31,
                                                       2003              2002
                                                       ----              ----
   Average yield on:
     Mortgage loans                                   7.22%              7.38%
     Mortgage-backed securities                        3.81              5.63
     Installment loans                                 6.91              7.59
     Commercial business loans and leases              6.38              7.49
     Interest -earning deposits with other
     institutions, investment securities, and
     FHLB stock (1)                                    4.95              5.82
                                                       ----              ----
     Total interest-earning assets                     5.75              6.73
                                                       ----              ----
   Average rates paid on:
     Savings deposits                                  2.60              3.20
     Borrowed funds                                    5.25              5.77
                                                       ----              ----
     Total interest-bearing liabilities                3.56              4.28
                                                       ----              ----
   Average interest rate spread                        2.19%             2.45%
                                                       ====              ====
   Net yield on interest-earning assets                2.38%             2.64%
                                                       ====              ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's tax-equivalent interest rate spread decreased to 2.10% in the six months ended March 31, 2003 from 2.37% in the same period in fiscal 2002 as the average yield on interest-earning assets declined to a greater degree than the decline in average rates paid. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                    Six Months Ended March 31,
                                                      2003              2002
                                                      ----              ----
Average yield on:
  Mortgage loans                                      7.34%             7.46%
  Mortgage-backed securities                          4.24              5.73
  Installment loans                                   7.14              7.74
  Commercial business loans and leases                6.56              7.81
  Interest -earning deposits with other
  institutions, investment securities, and
  FHLB stock (1)                                      5.03              6.02
                                                      ----              ----
  Total interest-earning assets                       5.99              6.87
                                                      ----              ----
Average rates paid on:
  Savings deposits                                    2.66              3.48
  Borrowed funds                                      5.38              5.89
                                                      ----              ----
  Total interest-bearing liabilities                  3.89              4.50
                                                      ----              ----
Average interest rate spread                          2.10%             2.37%
                                                      ====              ====
Net yield on interest-earning assets                  2.26%             2.52%
                                                      ====              ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans decreased $674,000 or 11.3% to $5.3 million for the three months ended March 31, 2003, compared to the same period in fiscal 2002. The decrease reflects a decrease in the average loan balance outstanding during 2003 as well as a decrease in the net yield earned on the loan portfolio. Interest on loans decreased $1.1 million or 9.1% to $11.1 million for the six months ended March 31, 2003, compared to the same period in fiscal 2002. The decrease reflects a decrease in the average loan balance outstanding during fiscal 2003 as well as a decrease in the net yield earned on the loan portfolio. The Company acquired $6.8 million in net loans upon the acquisition of First Pennsylvania and the Company originated $70.8 million in new loans; however, these increases in loans were offset by $95.0 million of loan prepayments and $11.3 million in loan sales, thus accounting for the decrease in the average loan balance outstanding for the fiscal 2003 period. Higher levels of principal repayments have been experienced due to the lower interest rate environment during the current fiscal period.

Interest on mortgage-backed securities decreased $122,000 or 8.9% to $1.25 million and $131,000 or 4.8% to $2.63 million for the three and six month periods ended March 31, 2003, respectively, as compared to the same periods in fiscal 2002. The decrease for both the three and six month periods ended March 31, 2003, reflects a decrease in the average yield earned on the portfolio, partially offset by an increase in the average balance of mortgage-backed securities owned in the period. The fair value of mortgage-backed securities acquired from First Pennsylvania on December 31, 2002 was approximately $4.9 million.

Interest on interest-earning deposits with other institutions and investment securities increased $146,000 or 9.0%, and increased $182,000 or 5.5%, for the three and six month periods ended March 31, 2003, respectively, as compared to the same periods in fiscal 2002. The increase in both periods reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments. Interest-earning deposits of $7.1 million and investment securities of $6.9 million were acquired with the purchase of First Pennsylvania on December 31, 2002.


Interest Expense
----------------

Interest on savings and time deposits decreased $239,000 or 9.3% to $2.3 million, and decreased $818,000 or 14.7% to $4.8 million, for the three and six month periods ended March 31, 2003, respectively, as compared to the same periods in fiscal 2002. The decrease in both periods reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of savings deposits. The increase in the average balance of deposits also reflects the approximately $12.3 million of deposits assumed with the acquisition of First Pennsylvania.

Interest on guaranteed preferred beneficial interest in subordinated debt decreased $133,000 or 52.0% for the three months ended March 31, 2003. Interest on guaranteed preferred beneficial interest in subordinated debt increased $440,000 or 85.9% for the six months ended March 31, 2003. During the first quarter of fiscal 2003, the Company wrote-off $599,000 in unamortized issuance costs related to $10.25 million of 9.75% trust preferred securities that were called by the Company on November 4, 2002. The write-off of these costs was reported as a component of interest expense. The 9.75% trust preferred securities that were called were replaced in September 2002 with $10.0 million of floating rate trust preferred securities that bore an initial rate of 5.22% through December 26, 2002, and which adjust quarterly thereafter at a rate of 3-month LIBOR plus 3.40%. The floating rate trust preferred securities current rate is 4.69%. The 9.75% trust preferred securities were called by the Company and replaced by the floating rate trust preferred securities primarily to take advantage of the current low interest rate environment.

Interest on Federal Home Loan Bank ("FHLB") advances and other borrowings decreased $205,000 or 7.3% to $2.6 million for the three-month period ended
March 31, 2003, as compared to the same period in fiscal 2002. The decrease reflects a decrease in the cost of FHLB advances and reverse repurchase agreements, while the average balance of advances and repurchase agreements outstanding increased slightly. Interest on Federal Home Loan Bank ("FHLB") advances and other borrowings decreased $498,000 or 8.6% to $5.3 million for the six-month period ended March 31, 2003, as compared to the same period in fiscal 2002. The decrease reflects a decrease in the cost of FHLB advances and reverse repurchase agreements, while the average balance of advances and repurchase agreements outstanding was relatively unchanged. The Company continues to rely on these advances and repurchase agreements as cost effective wholesale funding sources.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Company's net interest income before provision for loan losses decreased $73,000 or 2.2% to $3.3 million, and decreased $178,000 or 2.8% to $6.2 million for the three and six month periods ended March 31, 2003, respectively, as compared to the same periods in fiscal 2002. The decrease in both fiscal 2003 periods is attributable to a decreased interest rate spread, partially offset by an increase in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased $25,000 to $75,000, for the three month period ended March 31, 2003, as compared to the same period in fiscal 2002 and increased $205,000 to $405,000 for the six month period ended March 31, 2003, as compared to the same period in fiscal 2003. At March 31, 2003, the allowance for loan losses decreased $55,000 to $3.001 million from $3.056 million at September 30, 2002. Net loan charge-offs were $133,000 and $85,000 for the three months ended March 31, 2003 and 2002, respectively. Net loan charge-offs were $500,000 and $195,000 for the six months ended March 31, 2003 and 2002, respectively. A $300,000 commercial business loan was charged-off during the three-month period ending December 31, 2002.

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


Other Income
------------

Total non-interest or other income increased $277,000 or 44.4% to $901,000, and increased $597,000 or 44.0% for the three and six month periods ended March 31, 2003, respectively, as compared to the same periods in fiscal 2002. Increases in other income primarily relate to increased gains on the sale of investment and mortgage-backed securities, as well as increased loan and deposit account service charges.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $11,000 or 12.0% to $103,000, and increased $33,000 or 16.3%, for the three and six month periods ended March 31, 2003, respectively, as compared to the same periods in fiscal 2002. The increase is primarily attributed to an increase in the collection of title insurance fees on mortgages originated, partially offset by a decrease in late charges on loans.

Gain on the sale of investment and mortgage-backed securities was $161,000 and $388,000 for the three and six month periods ended March 31, 2003, respectively, as compared to a loss of $14,000 and a gain of $90,000 in the same periods in fiscal 2002. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gain on the sale of loans was $91,000 and $198,000 for the three and six month periods ended March 31, 2003, respectively, as compared to gains of $113,000 and $196,000 for the same periods in fiscal 2002. The six-month period ended March 31, 2003 results include the sale of approximately $11.3 million of fixed rate, single family mortgage loans, compared to $11.8 of similar loan sales during the prior fiscal period.

Deposit service charges and fees increased $109,000 or 65.2% and $244,000 or 68.7%, respectively, for the three and six month periods ended March 31, 2003, as compared to the same periods in fiscal 2002. The increase in both periods is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts.

Operating Expenses
------------------

Total operating expenses for the three-month period ended March 31, 2003 totaled $2.7 million compared to $2.5 million for the same period in fiscal 2002. Total operating expenses for the six-month period ended March 31, 2003 totaled $5.3 million compared to $5.0 million for the same period in fiscal 2002. The increase in both periods is due primarily to an increase in compensation and benefits expense. The overall increase in operating expense for the current year period reflects the operation of the Carnegie branch which was not in operation for the entire prior fiscal period.

Income Taxes
------------

Total income tax expense for the three month period ended March 31, 2003 was $314,000 compared to $268,000 for the same fiscal 2002 period. The effective tax rate for the three-month periods ended March 31, 2002 and 2001 was approximately 22.6% and 19.6%, respectively. Total income tax expense for the six month period ended March 31, 2003 was $532,000 compared to $466,000 for the same fiscal 2002 period. The effective tax rate for the six-month periods ended March 31, 2003 and 2002 was approximately 22.3% and 18.5%, respectively. The increase in the effective tax rate for both periods is attributed to a decrease in tax-exempt income from the corresponding prior year period. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three-month periods ended March 31, 2003 and 2002 was $2.0 million and $560,000, respectively. State and federal tax-exempt income for the six-month periods ended March 31, 2003 and 2002 was $3.6 million and $1.1 million, respectively.


Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trusts in 1997 and 2002. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2003, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.69% and total risk-based capital as a percentage of risk-weighted assets of 14.54%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2003, the Company had a Leverage Ratio of 7.93%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2003, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.03% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2003, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.28%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2003, the total of approved loan commitments amounted to $13.7 million. In addition, the Company had $10.3 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $94.3 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.


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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2003 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, as Exhibit 13 to the Form 10-K for September 30, 2002.


Item 4.   Controls and Procedures

          (a) Evaluation of disclosure  controls and procedures.  Based on their
              -------------------------------------------------
          evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

          None


Item 3.   Defaults Upon Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

          On February 11, 2003, the Company held its annual meeting of stockholders and the following items were presented:

          Election of Director J. Robert Gales for a term of two years to expire in 2005. Director Gales received 1,867,363 votes in favor and 118,319 votes withheld.

          Election of Director Richard G. Spencer and Director Joanne Ross Wilder for a term of three years to expire in 2006. Director Spencer received 1,838,717 votes in favor and 146,965 votes withheld; and Director Wilder received 1,867,328 votes in favor and 118,354 votes withheld.

          There were no abstentions or broker non-votes.

          The terms of office of the following directors continued after the meeting: Robert R. Kastelic, Oliver D. Keefer, Charles E. Nettrour and William L. Windisch.


Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
              The  following exhibits are filed as part of this Report.
              3.1   Articles of Incorporation (1)
              3.2   Amended Bylaws (2)
              4.1 Rights Agreement dated March 31, 2003 between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
              10.1  Employee Stock Ownership Plan, as amended (1)
              10.2  1988 Employee Stock Compensation Program (1)
              10.3  1993 Employee Stock Compensation Program (4)
              10.4  1997 Employee Stock Compensation Program (5)
              10.5  1993 Directors' Stock Option Plan (4)
              10.6 Employment Agreement between the company, the Bank and William L. Windisch (1)
              10.7  1998 Group Term Replacement Plan (6)
              10.8 1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (6)
              10.9 1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (6)
              10.10 1998 Salary  Continuation Plan Agreement by and between M.A.
                    Mooney, the Company and the Bank (6)
              10.11 1998 Stock Compensation Plan (7)
              10.12 2000 Stock Compensation Plan (8)
              10.13 2001 Stock Compensation Plan (9)
              10.14 2002 Stock Compensation Plan (10)
              20.1  Dividend Reinvestment Plan (11)
              99 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K

               A Report on Form 8-K was filed on March 19, 2003 reporting  under
               Item 5 the declaration of Preferred Stock Purchase Right Dividend pursuant to a Shareholder Rights Plan.

     (1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
     (2) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on August 14, 2002.
     (3)  Incorporated by reference from Form 8-A filed March 31, 2003.
     (4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
     (5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
     (6) Incorporated by reference to an identically numbered exhibit on Form 10-Q filed with the SEC on December 29, 1998.
     (7) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
     (8) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
     (9) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 29, 2002.
     (10) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on February 26, 2003.
     (11) Incorporated by reference from an Exhibit in Form 10-Q filed with the SEC on February 14, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FIDELITY BANCORP, INC.



Date:   May 15, 2003         By:  /s/ Richard G. Spencer
                                  ----------------------------------------------
                                  Richard G. Spencer
                                  President and Chief Executive Officer




Date:   May 15, 2003         By:  /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer

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



Date: May 15, 2003                        /s/ Richard G. Spencer
                                          --------------------------------------
                                          Richard G. Spencer
                                          Chief Executive Officer

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



Date: May 15, 2003                            /s/ Lisa L. Griffith
                                              ----------------------------------
                                              Lisa L. Griffith
                                              Chief Financial Officer