Form 10-Q
period 2003-06-30
FIDELITY BANCORP INC
filed 2003-08-15
CIK 769207

United States Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2003
                                   -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                      to
                                   --------------------    ---------------------

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

                                  412-367-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).     Yes       No  X
                                                        ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock, as of the latest  practicable  date:  2,530,255 shares,
par value $0.01, at July 31, 2003                              -----------------
---------------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                                                                Page
------------------------------                                                                                ----

Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of June 30, 2003 and                            1
               September 30, 2002

               Consolidated Statements of Income for the Three and Nine Months Ended                             2
               June 30, 2003 and 2002

               Consolidated Statements of Cash Flows for the Nine Months Ended                                 3-4
               June 30, 2003 and 2002

               Consolidated  Statements of Changes in Stockholders' Equity for the Nine Months
               Ended June 30, 2003 and 2002                                                                      5

               Notes to Consolidated Financial Statements                                                        6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations            14

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                       23

Item 4.        Controls and Procedures                                                                          24


Part II - Other Information
---------------------------

Item l.        Legal Proceedings                                                                                24

Item 2.        Changes in Securities and Use of Proceeds                                                        24

Item 3.        Defaults Upon Senior Securities                                                                  24

Item 4.        Submission of Matters to a Vote of Security Holders                                              24

Item 5.        Other Information                                                                                24

Item 6.        Exhibits and Reports on Form 8-K                                                              25-26

Signatures                                                                                                      27


Part I - Financial Information
Item 1.  Financial Statements
                             FIDELITY BANCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Financial Condition (Unaudited)
                   ----------------------------------------------------------
                                (in thousands except share data)

                                                                                     June 30,  September 30,
              Assets                                                                   2003        2002
              ------                                                                ---------    ---------
Cash and amounts due from depository institutions                                   $  15,394    $   9,318
Interest-earning demand deposits with other institutions                                  587       14,516
Investment securities held-to-maturity
  (fair value of $58,001 and $41,060)                                                  55,736       39,198
Investment securities available-for-sale                                              114,324       90,729
Mortgage-backed securities held-to-maturity
  (fair value of $57,667 and $43,019)                                                  57,156       42,403
Mortgage-backed securities available-for-sale                                          75,306       71,656
Loans receivable, net  (Notes 6 and 7)                                                275,800      316,320
Loans held for sale                                                                     1,556        1,869
Foreclosed real estate                                                                    475          658
Federal Home Loan Bank stock - at cost                                                 10,297       10,120
Accrued interest receivable                                                             3,161        3,711
Office premises and equipment, net                                                      5,995        5,696
Deferred tax asset                                                                        662          531
Goodwill                                                                                3,093        2,557
Core deposit intangibles                                                                  270          154
Prepaid income taxes                                                                        -          320
Prepaid expenses and other assets                                                       7,369        6,049
                                                                                    ---------    ---------
       Total Assets                                                                 $ 627,181    $ 615,805
                                                                                    =========    =========

              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities:
   Savings and time deposits                                                        $ 365,816    $ 351,406
   Federal Home Loan Bank advances and
      other borrowings                                                                185,716      190,834
   Guaranteed preferred beneficial interest in
      Company's debentures                                                             10,000       20,250
   Securities sold under agreement to repurchase                                        6,231        5,849
   Advance deposits by borrowers for
      taxes and insurance                                                               3,249        1,238
   Accrued interest payable                                                             1,416        1,923
   Securities purchased, but not settled                                                9,757            -
   Other accrued expenses and liabilities                                               2,207        1,725
                                                                                    ---------    ---------
       Total Liabilities                                                              584,392      573,225
                                                                                    ---------    ---------
Stockholders' equity (Notes 4 and 5):
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,786,523
      and 2,755,020 shares issued, respectively                                            28           25
   Additional paid-in capital                                                          28,615       22,564
   Treasury stock, at cost - 252,692 and 201,616 shares                                (4,330)      (2,358)
   Retained earnings                                                                   15,481       19,176
   Accumulated other comprehensive income,
       net of tax                                                                       2,995        3,173
                                                                                    ---------    ---------
       Total Stockholders' Equity                                                      42,789       42,580
                                                                                    ---------    ---------
       Total Liabilities and Stockholders' Equity                                   $ 627,181    $ 615,805
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

                                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Income (Unaudited)
                                  ---------------------------------------------
                                      (in thousands, except per share data)

                                                                            Three Months Ended  Nine Months Ended
                                                                                June 30,            June 30,
                                                                                --------            --------
                                                                             2003      2002       2003      2002
                                                                           -------   -------    -------   -------
Interest income:
   Loans                                                                   $ 5,037   $ 5,991    $16,089   $18,148
   Mortgage-backed securities                                                1,162     1,484      3,789     4,242
   Investment securities - taxable                                           1,138     1,034      3,302     3,013
   Investment securities - tax-exempt                                          592       637      1,859     1,953
   Deposits with other institutions                                             11         7         80        30
                                                                           -------   -------    -------   -------
      Total interest income                                                  7,940     9,153     25,119    27,386
                                                                           -------   -------    -------   -------
Interest expense:
   Savings deposits                                                          2,219     2,478      6,982     8,058
   Guaranteed preferred beneficial interest
      in Company's debentures                                                  122       256      1,074       768
   Borrowed funds                                                            2,493     2,875      7,796     8,677
                                                                           -------   -------    -------   -------
      Total interest expense                                                 4,834     5,609     15,852    17,503
                                                                           -------   -------    -------   -------
Net interest income before provision
   for loan losses                                                           3,106     3,544      9,267     9,883
Provision for loan losses                                                       75       100        480       300
                                                                           -------   -------    -------   -------
Net interest income after provision
   for loan losses                                                           3,031     3,444      8,787     9,583
                                                                           -------   -------    -------   -------
Other income:
   Loan service charges and fees                                               160        93        394       294
   Gain (loss) on sale of investment and
      mortgage-backed securities, net                                          117       (29)       505        61
   Gain on sale of loans                                                       145        37        343       233
   Deposit service charges and fees                                            305       273        904       628
   Other operating income                                                      249       255        783       768
                                                                           -------   -------    -------   -------
      Total other income                                                       976       629      2,929     1,984
                                                                           -------   -------    -------   -------
Operating expenses:
   Compensation and employee benefits                                        1,646     1,513      4,942     4,507
   Occupancy and equipment expense                                             263       229        724       645
   Depreciation and amortization                                               195       153        539       454
   Federal insurance premiums                                                    9        17         38        46
   Loss on real estate owned, net                                                7        12         12        47
   Goodwill amortization                                                      --          27       --         108
   Core deposit intangible amortization                                         14         6         36         6
   Other operating expenses                                                    584       561      1,755     1,674
                                                                           -------   -------    -------   -------
      Total operating expenses                                               2,718     2,518      8,046     7,487
                                                                           -------   -------    -------   -------
Income before income tax provision                                           1,289     1,555      3,670     4,080
Income tax provision                                                           290       342        822       808
                                                                           -------   -------    -------   -------
Net income                                                                 $   999   $ 1,213    $ 2,848   $ 3,272
                                                                           =======   =======    =======   =======
Basic earnings per common share (Note 4)                                   $   .38   $   .48    $  1.09   $  1.33
                                                                           =======   =======    =======   =======
Diluted earnings per common share (Note 4)                                 $   .36   $   .46    $  1.05   $  1.29
                                                                           =======   =======    =======   =======
Dividends per common share                                                 $   .12   $  .109    $   .36   $  .327
                                                                           =======   =======    =======   =======

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                                    Nine Months Ended June 30,
                                                                                       2003        2002
                                                                                     --------    --------
Operating Activities:
--------------------
     Net income                                                                      $  2,848    $  3,272
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                                        480         300
         (Gain) loss on real estate owned                                                  12          47
         Depreciation of premises and equipment                                           539         454
         Deferred loan fee amortization                                                  (538)       (226)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                       1,177         254
         Amortization of intangibles                                                       36         114
         Net (gain) loss on sale of investment securities                                (505)        (89)
         Net (gain) loss on sale of mortgage-backed securities                              -          28
         Net (gain) loss  on sale of loans                                               (343)       (233)
         Origination of loans held-for-sale                                           (17,874)    (14,593)
         Proceeds from sale of loans held-for-sale                                     18,515      14,094
         (Increase) decrease in interest receivable                                       550         (45)
         Increase (decrease) in prepaid income taxes                                      320          67
         Increase (decrease) in interest payable                                         (507)       (112)
         Write-off of unamortized debt issuance costs                                     599           -
         Other changes, net                                                            (1,868)     (1,292)
                                                                                     --------    --------
     Net cash provided by (used in) operating activities                                3,441       2,040
                                                                                     --------    --------
Investing Activities:
--------------------
     Proceeds from sales of investment securities available-for-sale                   11,126      12,626
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale                                       13,323       9,990
     Purchases of investment securities available-for-sale                            (47,232)    (22,546)
     Proceeds from sales of mortgage-backed securities available-for-sale                   -       2,691
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                           49,861      14,927
     Purchases of mortgage-backed securities available-for-sale                       (54,982)    (31,897)
     Purchases of investment securities held-to-maturity                              (28,727)    (17,538)
     Proceeds from maturities and principal repayments of
        investment securities held-to-maturity                                         18,895       1,000
     Purchases of mortgage-backed securities held-to-maturity                         (42,629)    (22,189)
     Recission of purchase of mortgage-backed securities held-to-maturity (Note 5)          -       2,516
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                                     30,533      11,959
     Net Cash Acquired in the acquisition of Carnegie Financial Corporation                 -         140
     Net (increase) decrease in loans                                                  40,528      19,797
     Proceeds from sale of other loans                                                     51         733
     Net (purchases) redemptions of FHLB stock                                           (177)          3
     Additions to office premises and equipment                                          (838)       (620)
                                                                                     --------    --------

     Net cash provided by (used in) investing activities                              (10,268)    (18,408)
                                                                                     --------    --------

Continued on page 4.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -------------------------------------------------
                                 (in thousands)

                                                                                            Nine Months Ended June 30,
                                                                                                2003        2002
                                                                                              --------    --------
Financing Activities:
---------------------
Net increase (decrease) in savings and time deposits                                            14,410       5,851
Increase (decrease) in reverse repurchase agreements                                               382       2,329
Net increase (decrease) in short-term borrowings                                                21,986       3,947
Gross increase in long-term borrowings                                                          13,912      25,182
Repayments of long-term borrowings                                                             (41,016)    (20,000)
Trust preferred securities retired                                                             (10,250)          -
Proceeds from sale of stock in conjunction with the First PA merger                              1,304           -
Increase in advance payments by borrowers for taxes and insurance                                2,011       2,087
Cash dividends paid and cash paid in lieu of fractional shares                                    (893)       (754)
Stock options exercised                                                                            218         326
Proceeds from sale of stock through Dividend Reinvestment Plan                                      69          54
Purchase of treasury stock                                                                      (3,159)       (233)
                                                                                              --------    --------

Net cash provided by (used in) financing activities                                             (1,026)     18,789
                                                                                              --------    --------

Increase (decrease) in cash and cash equivalents                                                (7,853)      2,421

Cash and cash equivalents at beginning of period                                                23,834       8,031
                                                                                              --------    --------
Cash and cash equivalents at end of period                                                    $ 15,981    $ 10,452
                                                                                              ========    ========
Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                                                   $ 15,760    $ 17,510
  Income taxes                                                                                $    610    $    625
                                                                                              --------    --------

Transfer of loans to foreclosed real estate                                                   $      -    $    777
                                                                                              --------    --------

Securities purchased, but not settled                                                         $  9,757    $      -
                                                                                              --------    --------

The Company acquired First Pennsylvania Savings Association for
$687,000. In conjunction with the acquisition, the assets acquired and liabilities assumed were as follows:

Fair value of assets acquired                                                                 $ 26,240    $      -
Fair value of liabilities assumed                                                             $(26,927)   $      -
                                                                                              --------    --------
Liabilities assumed in excess of assets acquired                                              $   (687)   $      -
                                                                                              --------    --------
The Company purchased all of the common stock of Carnegie
Financial  Corporation for $3.2 million.  In conjunction with the acquisition,  the assets acquired and liabilities assumed were as follows:

Fair value of assets acquired                                                                 $      -    $ 29,486
Fair value of liabilities assumed                                                             $      -    $(27,265)
Common stock issued in exchange for Carnegie
  Financial Corporation stock                                                                 $      -    $ (1,666)
Cash paid for Carnegie Financial Corporation stock                                            $      -    $ (1,567)
                                                                                              --------    --------

Liabilities assumed in excess of assets acquired                                              $      -    $ (1,012)
                                                                                              --------    --------

See accompanying notes to unaudited consolidated financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
     ----------------------------------------------------------------------
                                 (in thousands)

                                                                                           Accumulated
                                                                                              Other
                                                   Additional                              Comprehensive
                                           Common    Paid-in      Treasury     Retained       Income
                                           Stock     Capital       Stock       Earnings     Net of Tax       Total
====================================================================================================================

Balance at September 30, 2001               $  22   $ 17,402     $ (3,872)     $ 20,274      $ 1,460       $ 35,286

Comprehensive income:
     Net income                                                                   3,272                       3,272
     Other comprehensive income,
       net of tax of $194                                                                        377            377
     Reclassification adjustment,
       net of tax of ($20)                                                                       (41)           (41)
                                            -----   --------     --------      --------      -------        -------
Total comprehensive income                     --         --           --         3,272          336          3,608

Acquisition of Carnegie                                  105        1,561                                     1,666
10% stock dividend distributed                  2      4,491                     (4,497)                         (4)
Cash dividends declared                                                            (750)                       (750)
Treasury stock purchased - 15,000 shares                             (233)                                     (233)
Contribution of stock to ESOP -
  12,000 shares                                            9          186                                       195
Sale of stock through Dividend
  Reinvestment Plan                                       54                                                     54
Stock options exercised                         1        325                                                    326
                                            -----   --------     --------      --------      -------       --------
Balance at June 30, 2002                    $  25   $ 22,386     $ (2,358)     $ 18,299      $ 1,796       $ 40,148
                                            =====   ========     ========      ========      =======       ========

Balance at September 30, 2002               $  25   $ 22,564     $ (2,358)     $ 19,176      $ 3,173       $ 42,580

Comprehensive income:
     Net income                                                                   2,848                       2,848
     Other comprehensive income,
        net of tax of $80                                                                        155            155
     Reclassification adjustment,
        net of tax of ($172)                                                                    (333)          (333)
                                            -----   --------     --------      --------      -------       --------
Total comprehensive income                     --         --           --         2,848         (178)         2,670

Proceeds from issuance of common stock                    96        1,208                                     1,304
10% stock dividend distributed                  3      5,647                     (5,653)                         (3)
Cash dividends declared                                                            (890)                       (890)
Treasury stock purchased - 146,106 shares                          (3,159)                                   (3,159)
Sale of stock through Dividend
  Reinvestment Plan                                       69                                                     69
Stock options exercised                                  239          (21)                                      218
                                            -----   --------     --------      --------      -------       --------
Balance at June 30, 2003                    $  28   $ 28,615     $ (4,330)     $ 15,481     $  2,995       $ 42,789
                                            =====   ========     ========      ========     ========       ========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                  June 30, 2003

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank"), FB Capital Trust and FB Statutory Capital Trust II (collectively, the "Trusts"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2002. The results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003 or any future interim period.

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

In November 2002, the FASB issued Interpretation No. 45, ("FIN 45"),"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the existing disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued ("disclosure requirements"). This interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee ("recognition and measurement provisions"). The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the financial position, results of operations, or liquidity of the Company.

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

At June 30, 2003, the Company had several stock-based employee and director compensation plans, which are described in Footnote 18 in the Company's 2002 Annual Report. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. However, as required to be disclosed by SFAS No. 148, the following table illustrates the pro forma effect on income and earnings per share if the fair value based method had been applied to the Company's stock option plans.

                                                          For the three months     For the nine months
                                                             ended June 30,          ended June 30,
                                                          --------------------     ---------------------
                                                           2003         2002         2003         2002
                                                         --------    ---------    ---------    ---------

Net income, as reported                                  $    999    $   1,213    $   2,848    $   3,272
Add:  Stock-based compensation expense included in
  reported net income, net of tax                               -            -            -            -
Deduct: Compensation expense from stock options,
  determined under fair value based method, net of tax        (10)          (6)        (132)        (113)
                                                         --------    ---------    ---------    ---------
Pro forma net income                                     $    989    $   1,207    $   2,716    $   3,159
                                                         ========    =========    =========    =========

Earnings per share:
  Basic - as reported                                    $    .38    $     .48    $    1.09    $    1.33
  Basic - pro forma                                      $    .38    $     .48    $    1.04    $    1.28

  Diluted - as reported                                  $    .36    $     .46    $    1.05    $    1.29
  Diluted - pro forma                                    $    .36    $     .46    $    1.00    $    1.25


The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have any impact on the Company's financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have any impact on the Company's financial condition or results of operations.

(4) Earnings Per Share
    ------------------
Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividends paid on May 28, 2002 and May 28, 2003. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                  Three Months Ended            Nine Months Ended
                                                       June 30,                       June 30,
                                                    2003       2002               2003       2002
                                                  --------   --------           --------   --------
Numerator:
Net Income                                        $    999   $  1,213          $  2,848   $  3,272
                                                  --------   --------          --------   --------
  Numerator for basic and diluted
  earnings per share                              $    999   $  1,213          $  2,848   $  3,272
                                                  --------   --------          --------   --------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares                    2,628      2,534             2,620      2,461
Effect of dilutive securities:
  Employee stock options                               124         96               102         82
                                                  --------   --------          --------   --------
Denominator for diluted earnings per
  share - weighted average
  shares and assumed conversions                     2,752      2,630             2,722      2,543
                                                  --------   --------          --------   --------
Basic earnings per share                          $    .38   $    .48          $   1.09   $   1.33
                                                  --------   --------          --------   --------
Diluted earnings per share                        $    .36   $    .46          $   1.05   $   1.29
                                                  --------   --------          --------   --------

(5) Securities
    ----------

The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities
- reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses on securities available-for-sale are reported as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized gains of $3.0 million, net of tax, on investments classified as available-for-sale are recorded at June 30, 2003. The Company had no securities classified as trading as of June 30, 2003 and September 30, 2002.

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

(6) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):

                                              June 30,  September 30,
                                                2003         2002
                                             ---------    ---------
First  mortgage loans:
               Conventional:
                   1-4 family dwellings      $ 116,176    $ 169,849
                   Multi-family dwellings        6,062        7,217
               Commercial                       47,224       29,036
               Construction:
                   Residential                  12,164       11,372
                   Commercial                    5,033        8,205
                                             ---------    ---------
                                               186,658      225,679
                                             ---------    ---------
Less:
               Loans in process                (11,496)      (9,065)
               Unearned discounts and fees        (814)      (1,368)
                                             ---------    ---------
                                               174,348      215,246
                                             ---------    ---------
Installment loans:
               Home equity                      58,981       58,549
               Consumer loans                    1,115        1,286
               Other                             2,461        2,037
                                             ---------    ---------
                                                62,556       61,872
                                             ---------    ---------
Commercial business loans and leases:
               Commercial business loans        39,553       38,287
               Commercial leases                 2,387        3,971
                                             ---------    ---------
                                                41,941       42,258
                                             ---------    ---------

Less:  Allowance for loan losses                (3,044)      (3,056)
                                             ---------    ---------

               Loans receivable, net         $ 275,800    $ 316,320
                                             ---------    ---------

(7) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the nine months ended June 30, 2003 and the fiscal year ended September 30, 2002 are as follows (dollar amounts in thousands):

                                                             June 30,       September 30,
                                                               2003             2002
                                                             -------        -----------
Balance at beginning of period                               $ 3,056         $ 2,871
Allowance for loan losses of Carnegie Savings Bank                --             204
Allowance for loan losses of First Pennsylvania Savings           40              --
Provision for loan losses                                        480             400
Charge-offs                                                     (561)           (520)
Recoveries                                                        29             101
                                                             -------         -------
Balance at end of period                                     $ 3,044         $ 3,056
                                                             -------         -------

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

At June 30, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.0 million compared to $1.3 million at June 30, 2002. Included in the current amount is $1.3 million of impaired loans for which the related allowance for loan losses is $62,000, and $1.7 million of impaired loans that as a result of applying impairment tests prescribed under SFAS No. 114, do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended June 30, 2003 was $2.0 million compared to $1.7 million for the same period in the prior year. For the nine months ended June 30, 2003, as well as June 30, 2002, the Company recognized no interest income on those impaired loans using the cash basis of income recognition.


(8) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three and nine months ended June 30 (dollar amounts in thousands):

                                                      Three Months Ended   Nine Months Ended
                                                           June 30,              June 30,
                                                        2003      2002       2003       2002
                                                      -------   -------    -------    -------
Net Income                                            $   999   $ 1,213    $ 2,848    $ 3,272
Change in unrealized gains (losses) on investment
securities and mortgage-backed securities available
for sale, net of taxes                                $   489   $ 1,923    $  (178)   $   336
                                                      -------   -------    -------    -------

Comprehensive income                                  $ 1,488   $ 3,136    $ 2,670    $ 3,608
                                                      =======   =======    =======    =======


(9) Acquisition
    -----------

On July 12, 2002, the Company and First Pennsylvania Savings Association ("First Pennsylvania) jointly announced the signing of an Agreement and Plan of Merger Conversion, whereby it was agreed that First Pennsylvania would merge with and into the Bank. On September 30, 2002, the agreement was amended to require an offering of stock of the Company to certain members of First Pennsylvania. Pursuant to the amended agreement, First Pennsylvania converted to a Pennsylvania-chartered stock savings institution and simultaneously merged with and into the Bank on December 31, 2002 and the Bank acquired all of the assets and assumed all of the liabilities of First Pennsylvania for no additional consideration. Liabilities assumed exceeded assets acquired by $687,000.
Additionally, in connection with the merger, the Company sold approximately 89,600 shares at $17.52 per share of its common stock to certain members of First Pennsylvania and the Company's employee stock ownership plan in a subscription offering and to the Company's stockholders and certain members of the community in a stockholder and community offering.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of First Pennsylvania have been included in the Company's consolidated financial statements from December 31, 2002. The Company acquired loans with a fair value of approximately $6.8 million, investment and mortgage-backed securities with a fair value of $11.8 million, deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million in the transaction. Goodwill and core deposit intangibles arising from the transaction were approximately $687,000.

(10) Goodwill and Other Intangible Assets - Adoption of Statement 142
     ----------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer need to be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted Statement No. 142 as of
October 1, 2002 and, as a result, no longer amortizes goodwill, but will test goodwill for impairment on an annual basis. The Company performed the initial goodwill impairment test during the quarter ended March 31, 2003 and it was determined that no adjustments were required. The following table sets forth net income and earnings per share for the three and nine-month periods ended June 30, 2003 and 2002 excluding the effects of goodwill amortization.

                                   Three months ended      Nine months ended
                                        June 30,               June 30,
                                    2003        2002        2003        2002
                                  --------   ---------   ---------   ---------

Reported net income               $    999   $   1,213   $   2,848   $   3,272
Add back: Goodwill amortization         --          27          --         108
                                  --------   ---------   ---------   ---------
Adjusted net income               $    999   $   1,240   $   2,848   $   3,380
                                  --------   ---------   ---------   ---------

Basic earnings per share:
         Reported net income      $    .38   $     .48   $    1.09   $    1.33
         Goodwill amortization          --         .01          --         .04
                                  --------   ---------   ---------   ---------
         Adjusted net income      $    .38   $     .49   $    1.09   $    1.37
                                  --------   ---------   ---------   ---------

Diluted earnings per share:
         Reported net income      $    .36   $     .46   $    1.05   $    1.29
         Goodwill amortization          --         .01          --         .04
                                  --------   ---------   ---------   ---------
         Adjusted net income      $    .36   $     .47   $    1.05   $    1.33
                                  --------   ---------   ---------   ---------

(11) Stockholders' Equity
     --------------------

Certain reclassifications have been made to the components of stockholders' equity as of September 30, 2001 and 2002. The reclassifications reflect the recording of stock dividends at fair market value instead of par value as previously recorded. The net cumulative effect of the reclassification was to increase additional paid-in capital and to decrease retained earnings by $2.6 million at September 30, 2001 and by $7.1 million at September 30, 2002.

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

Fidelity Bancorp, Inc.'s ("Fidelity" or the "Company") business is conducted principally through Fidelity Bank (the "Bank"). All references to the Company refer collectively to the Company and the Bank, unless the context indicates otherwise.

Overview
--------

On December 31, 2002, the Company completed its acquisition of First Pennsylvania Savings Association ("First Pennsylvania"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of First Pennsylvania have been included in the Company's consolidated financial statements from December 31, 2002. The Company acquired loans with a fair value of approximately $6.8 million, investment and mortgage-backed securities with a fair value of $11.8 million, deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million in the transaction. Goodwill and other core deposit intangibles arising from the transaction were approximately $687,000. In connection with the merger, the Company raised $1.6 million in proceeds from the issuance of stock to certain members of First Pennsylvania and Fidelity's employee stock ownership plan in a subscription offering and the Fidelity's stockholders and certain members of the community in a stockholder and community offering.

Critical Accounting Policies
----------------------------

Note 1 on pages 12 through 15 of the Company's Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses in footnote 7 "Allowance for Loan Losses" on page 10 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on page 17 herein and page 44 of the Company's 2002 Annual Report to Shareholders. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Refer also to footnote 18 "Stock Option Plans" on page 28 of the Company's 2002 Annual Report to Shareholders. The Company currently has no intentions of adopting the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as well as the amendments to this statement contained in SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123."

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $11.4 million, or 1.9%, to $627.2 million at June 30, 2003 from $615.8 million at September 30, 2002. Significant changes in individual categories include an increase in investment securities available-for-sale of $23.6 million, an increase in investment securities held-to-maturity of $16.5 million, an increase in mortgage-backed securities available-for-sale of $3.7 million, an increase in mortgage-backed securities held-to-maturity of $14.8 million, a decrease in interest-earning demand deposits of $13.9 million, and a decrease in net loans of $40.5 million. The Company continued to experience increased levels of loan and mortgage-backed security prepayment and loan refinancing activity. The decrease in net loans reflects $149.0 million of prepayments, partially offset by $6.8 million in loans acquired from First Pennsylvania and $121.6 million in new loan originations.

Total liabilities of the Company increased $11.2 million, or 2.0%, to $584.4 million at June 30, 2003 from $573.2 million at September 30, 2002. Significant changes include an increase in savings and time deposits of $14.4 million, an increase in securities purchased but not settled of $9.8 million, and a decrease in guaranteed preferred beneficial interest in Company's debentures ("trust preferred securities") of $10.3 million. Deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million were assumed in connection with the acquisition of First Pennsylvania.

Stockholders' equity increased $209,000, or .49% to $42.8 million at June 30, 2003, compared to $42.6 million at September 30, 2002. This result reflects net income for the nine month period ended June 30, 2003 of $2.8 million, $1.3 million of stock issued during the acquisition of First Pennsylvania, stock options exercised of $218,000, and stock issued under the Dividend Reinvestment Plan of $69,000. Offsetting these increases were common stock cash dividends paid of $893,000, treasury stock purchased of $3.2 million, and a decrease of accumulated other comprehensive income of $178,000. Accumulated other comprehensive income decreased from September 30, 2002 as a result of changes in the net unrealized gains on the available-for-sale securities due to the fluctuations in interest rates during the current period. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of June 30, 2003 and September 30, 2002 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and foreclosed real estate by the Company at the dates indicated. The Company did not have any accruing loans which were 90 days or more overdue or any loans which were classified as troubled debt restructuring at the dates presented (dollar amounts in thousands).

                                                            June 30,  September 30,
                                                              2003      2002
                                                             ------    ------
Non-accrual residential real estate loans
    (one-to-four family)                                     $  846    $  515

Non-accrual construction, multi family
    residential and commercial real estate loans                165       408

Non-accrual installment loans                                   422       273

Non-accrual commercial business loans                         1,258     1,461
                                                             ------    ------

Total non-performing loans                                   $2,692    $2,657
                                                             ======    ======

Total non-performing loans as a percent of
    net loans receivable                                        .98%      .84%
                                                             ======    ======

Total foreclosed real estate                                 $  475    $  658
                                                             ======    ======

Total non-performing loans and foreclosed real estate as a
percent of total assets                                         .50%      .54%
                                                             ======    ======

Included in non-performing loans at June 30, 2003 are 19 single-family residential real estate loans totaling $846,000, one commercial real estate loan totaling $165,000, 26 home equity and installment loans totaling $422,000, 15 commercial business loans totaling $1.3 million, and one commercial business lease totaling $12,000.

Non-accrual residential real estate loans totaled $846,000 at June 30, 2003, compared to $515,000 at September 30, 2002, an increase of $331,000. The increase reflects $118,000 of non-accrual residential real estate loans acquired from First Pennsylvania.

At June 30, 2003, the Company had an allowance for loan losses of $3.0 million or 1.10% of net loans receivable, as compared to an allowance of $3.1 million or ..97% of net loans receivable at September 30, 2002. The allowance for loan losses equals 113.1% of non-performing loans at June 30, 2003 compared to 115.0% at September 30, 2002.

Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at June 30, 2003 is adequate. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Nine Months Ended June 30, 2003 and 2002
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended June 30, 2003 was $999,000 ($.36 per diluted share) compared to $1.21 million ($.46 per diluted share) for the same period in 2002, a decrease of $214,000 or 17.6 %. The decrease reflects a decrease in net interest income of $438,000 or 12.4% and an increase in other operating expenses of $200,000 or 7.9%. Partially offsetting these factors was a decrease in the provision for loan losses of $25,000, an increase in other income of $347,000, or 55.2%, and a decrease in the provision for income taxes of $52,000 or 15.2%.

Net income for the nine months ended June 30, 2003 was $2.85 million ($1.05 per diluted share) compared to $3.27 million ($1.29 per diluted share) for the same period in 2002, a decrease of $424,000 or 13.0 %. The decrease reflects a decrease in net interest income of $616,000 or 6.2%, an increase in the provision for loan losses of $180,000 or 60.0%, an increase in operating expenses of $559,000 or 7.5%, and an increase in the provision for income taxes of $14,000 or 1.7%. Partially offsetting these factors was an increase in other income of $945,000, or 47.6%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.14% in the three months ended June 30, 2003 from 2.54% in the same period in fiscal 2002 as a result of the average yield on total interest earning assets decreasing more than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                           Three Months Ended
                                                                June 30,
                                                            2003        2002
                                                            ----        ----
        Average yield on:
          Mortgage loans                                    7.26%       7.32%
          Mortgage-backed securities                        3.48        5.44
          Installment loans                                 6.79        7.61
          Commercial business loans and leases              6.67        7.32
          Interest-earning deposits with other
          institutions, investment securities, and
          FHLB stock (1)                                    4.60        5.68
                                                            ----        ----
          Total interest-earning assets                     5.54        6.60
                                                            ----        ----
        Average rates paid on:
          Savings deposits                                  2.43        2.93
          Borrowed funds                                    5.11        5.60
                                                            ----        ----
          Total interest-bearing liabilities                3.39        4.06
                                                            ----        ----
        Average interest rate spread                        2.14%       2.54%
                                                            ====        ====
        Net yield on interest-earning assets                2.27%       2.67%
                                                            ====        ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's tax-equivalent interest rate spread decreased to 2.12% in the nine months ended June 30, 2003 from 2.43% in the same period in fiscal 2002 as the average yield on interest-earning assets declined to a greater degree than the decline in average rates paid. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                      Nine Months Ended June 30,
                                                       2003              2002
                                                       ----              ----
        Average yield on:
          Mortgage loans                               7.33%             7.42%
          Mortgage-backed securities                   4.00              5.61
          Installment loans                            7.01              7.70
          Commercial business loans and leases         6.57              7.64
          Interest-earning deposits with other
          institutions, investment securities, and
          FHLB stock (1)                               4.88              5.91
                                                       ----              ----
          Total interest-earning assets                5.85              6.78
                                                       ----              ----
        Average rates paid on:
          Savings deposits                             2.59              3.30
          Borrowed funds                               5.29              5.78
                                                       ----              ----
          Total interest-bearing liabilities           3.73              4.35
                                                       ----              ----
        Average interest rate spread                   2.12%             2.43%
                                                       ====              ====
        Net yield on interest-earning assets           2.27%             2.58%
                                                       ====              ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans decreased $954,000 or 15.9% to $5.0 million for the three months ended June 30, 2003, compared to the same period in fiscal 2002. The decrease reflects a decrease in the average loan balance outstanding during 2003 as well as a decrease in the net yield earned on the loan portfolio. Interest on loans decreased $2.1 million or 11.3% to $16.1 million for the nine months ended June 30, 2003, compared to the same period in fiscal 2002. The decrease reflects a decrease in the average loan balance outstanding during fiscal 2003 as well as a decrease in the net yield earned on the loan portfolio. The Company acquired $6.8 million in net loans upon the acquisition of First Pennsylvania and the Company originated $121.6 million in new loans; however, these increases in loans were offset by $149.0 million of loan prepayments and $18.2 million in loan sales, thus accounting for the decrease in the average loan balance outstanding for the fiscal 2003 period. Higher levels of principal repayments have been experienced due to the lower interest rate environment during the current fiscal period.

Interest  on  mortgage-backed  securities  decreased  $322,000 or 21.7% to $1.16 million and $453,000 or 10.7% to $3.79 million for the three and nine month periods ended June 30, 2003, respectively, as compared to the same periods in fiscal 2002. The decrease for both the three and nine month periods ended June 30, 2003, reflects a decrease in the average yield earned on the portfolio, partially offset by an increase in the average balance of mortgage-backed securities owned in the period. The fair value of mortgage-backed securities acquired from First Pennsylvania on December 31, 2002 was approximately $4.9 million.

Interest on interest-earning deposits with other institutions and investment securities increased $63,000 or 3.8%, and increased $245,000 or 4.9%, for the three and nine month periods ended June 30, 2003, respectively, as compared to the same periods in fiscal 2002. The increase in both periods reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments. Interest-earning deposits of $7.1 million and investment securities of $6.9 million were acquired with the purchase of First Pennsylvania on December 31, 2002.


Interest Expense
----------------

Interest on savings and time deposits decreased $259,000 or 10.5% to $2.2 million, and decreased $1.1 million or 13.4% to $7.0 million, for the three and nine month periods ended June 30, 2003, respectively, as compared to the same periods in fiscal 2002. The decrease in both periods reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of savings deposits. The increase in the average balance of deposits also reflects the approximately $12.3 million of deposits assumed with the acquisition of First Pennsylvania.

Interest on guaranteed preferred beneficial interest in subordinated debt decreased $134,000 or 52.3% for the three months ended June 30, 2003. Interest on guaranteed preferred beneficial interest in subordinated debt increased $306,000 or 39.8% for the nine months ended June 30, 2003. During the first quarter of fiscal 2003, the Company wrote-off $599,000 in unamortized issuance costs related to $10.25 million of 9.75% trust preferred securities that were called by the Company on November 4, 2002. The write-off of these costs was reported as a component of interest expense. The 9.75% trust preferred securities that were called were replaced in September 2002 with $10.0 million of floating rate trust preferred securities that bore an initial rate of 5.22% through December 26, 2002, and which adjust quarterly thereafter at a rate of 3-month LIBOR plus 3.40%. The floating rate trust preferred securities' current rate is 4.41%. The 9.75% trust preferred securities were called by the Company and replaced by the floating rate trust preferred securities primarily to take advantage of the current low interest rate environment.

Interest on Federal Home Loan Bank ("FHLB") advances and other borrowings decreased $382,000 or 13.3% to $2.5 million for the three-month period ended June 30, 2003, as compared to the same period in fiscal 2002. The decrease reflects a decrease in the cost of FHLB advances and reverse repurchase agreements, while the average balance of advances and repurchase agreements outstanding decreased slightly. Interest on Federal Home Loan Bank ("FHLB") advances and other borrowings decreased $881,000 or 10.2% to $7.8 million for the nine-month period ended June 30, 2003, as compared to the same period in fiscal 2002. The decrease reflects a decrease in the cost of FHLB advances and reverse repurchase agreements, while the average balance of advances and repurchase agreements outstanding was relatively unchanged. The Company continues to rely on these advances and repurchase agreements as cost effective wholesale funding sources.


Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Company's net interest income before provision for loan losses decreased $438,000 or 12.4% to $3.1 million, and decreased $566,000 or 5.7% to $9.3 million for the three and nine month periods ended June 30, 2003, respectively, as compared to the same periods in fiscal 2002. The decrease in both fiscal 2003 periods is attributable to a decreased interest rate spread, partially offset by an increase in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased $25,000 to $75,000, for the three month period ended June 30, 2003, as compared to the same period in fiscal 2002 and increased $180,000 to $480,000 for the nine month period ended June 30, 2003, as compared to the same period in fiscal 2002. At June 30, 2003, the allowance for loan losses decreased $12,000 to $3.04 million from $3.06 million at September 30, 2002. Net loan charge-offs were $32,000 and $46,000 for the three months ended June 30, 2003 and 2002, respectively. Net loan charge-offs were $532,000 and $241,000 for the nine months ended June 30, 2003 and 2002, respectively. A $300,000 commercial business loan was charged-off during the three-month period ending December 31, 2002.

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


Other Income
------------

Total non-interest or other income increased $347,000 or 55.2% to $976,000, and increased $945,000 or 47.6% for the three and nine month periods ended June 30, 2003, respectively, as compared to the same periods in fiscal 2002. Increases in other income primarily relate to increased gains on the sale of investment and mortgage-backed securities, increased gains on the sale of loans, as well as increased loan and deposit account service charges.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $67,000 or 72.0% to $160,000, and increased $100,000 or 34.0%, for the three and nine month periods ended June 30, 2003, respectively, as compared to the same periods in fiscal 2002. The increase is primarily attributed to an increase in the collection of title insurance fees on mortgages originated and an increase in late charges on loans.

Gain on the sale of investment and mortgage-backed securities was $117,000 and $505,000 for the three and nine month periods ended June 30, 2003, respectively, as compared to a loss of $29,000 and a gain of $61,000 in the same periods in fiscal 2002. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gain on the sale of loans was $145,000 and $343,000 for the three and nine month periods ended June 30, 2003, respectively, as compared to gains of $37,000 and $233,000 for the same periods in fiscal 2002. The nine-month period ended June 30, 2003 results include the sale of approximately $18.2 million of fixed rate, single family mortgage loans, compared to $13.9 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees increased $32,000 or 11.7% and $276,000 or 43.9%, respectively, for the three and nine month periods ended June 30, 2003, as compared to the same periods in fiscal 2002. The increase in both periods is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts.

Operating Expenses
------------------

Total operating expenses for the three-month period ended June 30, 2003 totaled $2.7 million compared to $2.5 million for the same period in fiscal 2002. Total operating expenses for the nine-month period ended June 30, 2003 totaled $8.0 million compared to $7.5 million for the same period in fiscal 2002. The increase in both periods is due primarily to an increase in compensation and benefits expense. The overall increase in operating expense for the current year period reflects the operation of the Carnegie branch which was not in operation for the entire prior fiscal period.

Income Taxes
------------

Total income tax expense for the three month period ended June 30, 2003 was $290,000 compared to $342,000 for the same fiscal 2002 period. The effective tax rate for the three-month periods ended June 30, 2003 and 2002 was approximately 22.5% and 22.0%, respectively. Total income tax expense for the nine month period ended June 30, 2003 was $822,000 compared to $808,000 for the same fiscal 2002 period. The effective tax rate for the nine-month periods ended June 30, 2003 and 2002 was approximately 22.4% and 19.8%, respectively. The increase in the effective tax rate for both periods is attributed to a decrease in tax-exempt income from the corresponding prior year period. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended June 30, 2003 was $2.0 million and $520,000, respectively. State and federal tax-exempt income for the nine-month period ended June 30, 2003 was $5.6 million and $1.6 million, respectively.


Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by the Trusts in 1997 and 2002. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2003, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.05% and total risk-based capital as a percentage of risk-weighted assets of 13.96%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2003, the Company had a Leverage Ratio of 7.55%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2003, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.15% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2003, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.29%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2003, the total of approved loan commitments amounted to $9.5 million. In addition, the Company had $11.5 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $85.1 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

Off Balance Sheet Commitments
-----------------------------

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                           June 30,    September 30,
                                                             2003          2002
                                                             ----          ----
                                                               (in thousands)
    Commitments to grant loans                             $ 16,875     $ 16,547
    Unfunded commitments under lines of credit               26,765       23,281
    Financial and performance standby letters of credit          93          122

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2003 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, as Exhibit 13 to the Form 10-K for September 30, 2002.

Item 4.  Controls and Procedures

         The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

         None


Item 5.  Other Information

         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following exhibits are filed as part of this Report.
          3.1   Articles of Incorporation (1)
          3.2   Amended Bylaws (2)
          4.1   Rights Agreement dated March 31, 2003 between Fidelity Bancorp, Inc. and Registrar and
                  Transfer Company (3)
         10.1   Employee Stock Ownership Plan, as amended (1)
         10.2   1988 Employee Stock Compensation Program (1)
         10.3   1993 Employee Stock Compensation Program (4)
         10.4   1997 Employee Stock Compensation Program (5)
         10.5   1993 Directors' Stock Option Plan (4)
         10.6   Employment Agreement between the Company, the Bank and William L. Windisch (1)
         10.7   1998 Group Term Replacement Plan (6)
         10.8   1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the
                  Company and the Bank (6)
         10.9   1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the
                  Company and the Bank (6)
         10.10  1998 Salary Continuation Plan Agreement by and between M.A.  Mooney, the Company and the Bank (6)
         10.11  1998 Stock Compensation Plan (7)
         10.12  2000 Stock Compensation Plan (8)
         10.13  2001 Stock Compensation Plan (9)
         10.14  2002 Stock Compensation Plan (10)
         20.1   Dividend Reinvestment Plan (11)
         31.1   Section 302 Certification of Chief Executive Officer
         31.2   Section 302 Certification of Chief Financial Officer
         32     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

          A Report on Form 8-K was filed on April 17, 2003 reporting under Item 9 the issuance of an earnings release for the quarter ended March 31, 2003 and a press release to report a cash and 10% stock dividend.

          A Report on Form 8-K was filed on May 22, 2003 reporting under Item 5 the completion of the Company's stock repurchase program originally announced in July 2001, and announcing the approval of a new stock repurchase program to repurchase up to 5% or approximately 133,000 shares.

          A Report on Form 8-K was filed on June 4, 2003 reporting under Item 4 the decision to dismiss KPMG LLP as its independent auditors.

          A Report on Form 8-K was filed on July 2, 2003 reporting under Item 4 the engagement of Beard Miller Company LLP as its independent auditors.

          A Report on Form 8-K was filed on July 17, 2003 reporting under Item 9 the earnings release for the quarter ended June 30, 2003 and to report a quarterly cash dividend.

          A Report on Form 8-K was filed on July 28, 2003 reporting under Item 5 the completion of the Company's stock repurchase program originally announced in May 2003, and announcing the approval of a new stock repurchase program to repurchase up to 5% or approximately 127,000 shares.

          No financial statements were filed with the above reports.


(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on August 14, 2002.
(3)  Incorporated by reference from Form 8-A filed March 31, 2003.
(4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(6) Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 1998.
(7) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(8) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
(9) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 29, 2002.
(10) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on February 26, 2003.
(11) Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 14, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                             FIDELITY BANCORP, INC.



Date:   August 15, 2003      By: /s/ Richard G. Spencer
                                 -------------------------------------------
                                 Richard G. Spencer
                                 President and Chief Executive Officer


Date:   August 15, 2003      By: /s/ Lisa L. Griffith
                                 ------------------------------
                                 Lisa L. Griffith
                                 Sr. Vice President and Chief Financial Officer