Form 10-K
period 2003-09-30
FIDELITY BANCORP INC
filed 2003-12-29
CIK 769207

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended                 September 30, 2003
                                   ---------------------------------------------

                                                      - or -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                        to
                                   ----------------------    -------------------

                         Commission File Number: 0-22288
                                                 -------

                             FIDELITY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Pennsylvania                                                 25-1705405
---------------------------------                            -------------------
(State or other jurisdiction of                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1009 Perry Highway, Pittsburgh, Pennsylvania                       15237
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (412) 367-3300
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

                         Preferred Share Purchase Rights
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] Yes [X] No

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System on March 31, 2003 was $32.3 million. Solely for purposes of this calculation, the term "affiliate" includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant's voting securities.

         As of December 26, 2003, the Registrant had outstanding 2,435,108 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2003. (Parts II and IV)
2. Portions of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

================================================================================

                                      INDEX


                                                                                                          PAGE
PART I
Item 1.           Business...................................................................................1
Item 2.           Properties................................................................................30
Item 3.           Legal Proceedings.........................................................................31
Item 4.           Submission of Matters to a Vote of Security Holders.......................................31

PART II
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.....................31
Item 6.           Selected Financial Data...................................................................31
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................31
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk................................31
Item 8.           Financial Statements and Supplementary Data...............................................31
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure..................................................................31
Item 9A.          Controls and Procedures...................................................................32

PART III
Item 10.          Directors and Executive Officers of the Registrant........................................32
Item 11.          Executive Compensation....................................................................32
Item 12.          Security Ownership of Certain Beneficial Owners and Management............................32
Item 13.          Certain Relationships and Related Transactions............................................33
Item 14.          Principal Accounting Fees and Services....................................................33

PART IV
Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................34

SIGNATURES        ..........................................................................................38


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

Item 1.  Business.

         The Company, a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania, provides a full range of banking services through its wholly owned banking subsidiary, Fidelity Bank, PaSB (the "Bank"). The Company's other wholly owned subsidiaries, FB Capital Trust and FB Statutory Capital Trust II, collectively, the "Trusts" were formed solely to facilitate the issuance of preferred securities. The Company conducts no significant business or operations of its own other than holding all the outstanding stock of the Bank and the Trusts. Because the primary activities of the Company are those of the Bank, references to the Bank used throughout this document, unless the context indicates otherwise, generally refer to the consolidated entity.

         On December 31, 2002, the Company completed the acquisition of First Pennsylvania Savings Association ("First Pennsylvania") in a merger conversion. First Pennsylvania operated from one office in Pittsburgh, Pennsylvania and had approximately $26.8 million in assets. Pursuant to the agreement and plan of merger conversion, First Pennsylvania converted from a Pennsylvania-chartered mutual savings association to a stock savings association and simultaneously merged with the Bank. In connection with the merger conversion, the Company sold approximately $1.3 million in common stock to First Pennsylvania depositors, the Bank's employee stock ownership plan, the Company's stockholders and members of the local community.

         On February 22, 2002, the Company completed the acquisition of Carnegie Financial Corporation and its wholly owned subsidiary, Carnegie Savings Bank ("Carnegie Savings"). Carnegie Savings operated from a single office in Carnegie, Pennsylvania and had $29.5 million in assets.

         The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank, incorporated in 1927, conducts business from thirteen full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank's wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank's fixed-rate residential mortgage loan portfolio which may include engaging in mortgage securitization transactions. Total assets of FBIC, Inc. as of September 30, 2003 amounted to $80.2 million.

         The Company's executive offices are located at 1009 Perry Highway, Pittsburgh 15237 and its telephone number is (442) 367-3300. The Company maintains a website at www.fidelitybancorp-pa.com.

Competition

         The Bank is one of many financial institutions serving its market area. The competition for deposit products and loan originations comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Bank's market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Based on data compiled by the FDIC, the Bank had a 0.67% share of all FDIC-insured deposits in the Pittsburgh Metropolitan Statistical area as of June 30, 2003, the latest date for such data as available, ranking it 18th among FDIC-insured institutions.

         Lending Activities. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                             At September 30,
                                        ------------------------------------------------------------------------------------------
                                               2003               2002            2001                2000               1999
                                        ----------------   ---------------   --------------     ----------------   ---------------
                                            $         %        $        %        $       %          $         %        $        %
                                        --------    ----   --------   ----   --------  ----     --------    ----   --------   ----
                                                                          (Dollars in thousands)
Real estate loans:
  Residential:
    Single-family (1-4 units).......... $107,122    38.6%  $169,849   51.5%  $189,626  57.5%    $207,853    59.6%  $156,112   53.0%
    Multi-family (over 4 units)........    5,299     1.9      7,217    2.2      6,400   2.0        5,282     1.5      4,007    1.4
  Construction:
    Residential........................   10,669     3.9     11,372    3.4      4,577   1.4        3,972     1.1     13,053    4.4
    Commercial.........................    4,539     1.6      8,205    2.5      4,706   1.4        6,928     2.0      9,636    3.3
  Commercial...........................   46,757    16.8     29,036    8.8     23,775   7.2       22,706     6.5     26,513    9.0
                                        --------    ----   --------   ----   --------  ----     --------    ----   --------   ----
       Total real estate loans.........  174,386    62.8    225,679   68.4    229,084  69.5      246,741    70.7    209,321   71.1
Installment loans......................   67,332    24.2     61,872   18.8     67,725  20.5       68,614    19.7     57,869   19.6
Commercial business and lease loans....   35,975    13.0     42,258   12.8     32,834  10.0       33,584     9.6     27,394    9.3
                                        --------   -----   --------  -----   -------- -----     --------   -----   --------  -----
       Total loans receivable..........  277,693   100.0%   329,809  100.0%   329,643 100.0%     348,939   100.0%   294,584  100.0%
                                                   =====             =====            =====                =====             =====
Less:
  Loans in process.....................  (9,499)            (9,065)           (6,341)            (6,558)           (14,696)
  Unamortized premiums,
    discounts and deferred loan fees...    (691)            (1,368)           (1,831)            (2,033)            (1,453)
  Allowance for possible loan losses...  (3,091)            (3,056)           (2,871)            (2,910)            (2,477)
                                        --------           --------          --------           --------           --------
       Net loans receivable............ $264,412           $316,320          $318,600           $337,438           $275,958
                                        ========           ========          ========           ========           ========

                                                                 3

         Loan Portfolio Sensitivity. The following table sets forth the estimated maturity of the Company's loan portfolio at September 30, 2003. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $203.4 million for the year ended September 30, 2003. All loans are shown as maturing based on contractual maturities. Demand loans and loans which have no stated maturity are shown as due in one year or less.

                                           Due   Due after     Due
                                         within  1 through    after
                                         1 year   5 years    5 years    Total
                                        -------   -------    --------  --------
                                                   (In thousands)

Real estate loans:
   Residential ........................ $   197   $ 4,642    $107,582  $112,421
   Commercial .........................     169     2,705      43,883    46,757
   Construction........................   1,172     2,673      11,364    15,209
Installment loans......................  15,900    11,332      40,099    67,331
Commercial business and lease loans....   9,979    14,630      11,366    35,975
                                        -------   -------    --------  --------
          Total........................ $27,417   $35,982    $214,294  $277,693
                                        =======   =======    ========  ========


         The following table sets forth the dollar amount of all loans at September 30, 2003, due after September 30, 2004, which have fixed interest rates and floating or adjustable interest rates.


                                               Fixed     Floating or
                                               Rates   Adjustable Rates   Total
                                               -----   ----------------   -----
                                                       (In thousands)
Real estate loans:
   Residential ............................  $ 88,981       $23,243     $112,224
   Commercial .............................     9,503        37,085       46,588
   Construction............................     9,627         4,410       14,037
Installment loans..........................    44,602         6,830       51,432
Commercial business and lease loans........    21,204         4,791       25,995
                                             --------       -------     --------
         Total.............................  $173,917       $76,359     $250,276
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

         Real Estate Lending. The Bank concentrates its lending activities on the origination of loans and to a lesser extent the purchase of loan participations secured primarily by first mortgage liens on existing single-family residences. At September 30, 2003, real estate lending included $112.4 million of residential loans, $10.7 million of residential construction loans, $46.8 million of commercial real estate loans, and $4.5 million of commercial construction loans.

         The Bank originates single-family residential loans and residential construction loans which provide for annual interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15 or 30-year terms and interest rates which adjust every year generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. There is generally a two percentage point cap or limit on any increase or decrease in the interest rate per year with a five or six percentage point limit on the amount by which the interest can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2003 approximately $66.1 million or 37.9% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for adjustable rates of interest.

         The Bank also originates fixed-rate, single-family residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of a portion of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2003, approximately $108.3 million or 62.1% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, adjustable rate, and conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average life of such loans.

         The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $322,700 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $322,700. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

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

         In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 2003, $46.8 million consisted of commercial real estate, $5.3 million consisted of multi-family residential real estate loans, and $4.5 million consisted of commercial construction loans.

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

         Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2003, home equity loans amounted to $63.8 million or 94.7% of the Bank's total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed rates for terms of up to 15 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

         Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 2003, these loans amounted to $980,000, which represented 1.5% of the Bank's total installment loan portfolio. At September 30, 2003, motor vehicle loans amounted to $379,000 and unsecured loans and loans secured by property other than real estate amounted to $601,000.

         The Bank also makes other types of installment loans such as savings account loans, credit card loans, personal lines of credit and overdraft loans. At September 30, 2003, these loans amounted to $2.6 million or 3.8% of the total installment loan portfolio. That total consisted of $827,000 of savings account loans, $1.7 million of personal lines of credit and $20,000 of overdraft loans.

         Consumer, credit card and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings.

However, such loans generally provide a greater rate of return, and the Bank underwrites the loans in conformity to standards adopted by its Board of Directors.

         Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At September 30, 2003, these loans amounted to $33.8 million or 12.8% of the total net loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2003, commercial leases amounted to $2.2 million or 0.8% of the total net loan portfolio.

         Loan Servicing and Sales. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank recognized loan servicing fees of $1,000 for the year ended September 30, 2003. As of September 30, 2003, loans serviced for others totaled $4,000.

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

         The Bank sells fixed-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank's loan portfolio. For the year ended September 30, 2003, the Bank sold $27.6 million of fixed-rate mortgage loans.

         Loan Approval Authority and Underwriting. Applications for all types of loans are taken at the Bank's home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee, consisting of the Chairman, President, Executive Vice President and Chief Lending Officer, to approve first mortgages on single-family residences, commercial first mortgages, home equity, secured consumer, unsecured consumer and commercial loans up to the FNMA conforming loan limit plus $200,000 (currently $533,700), $500,000, $300,000, $75,000, $50,000, and $400,000, respectively. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank's President to approve first mortgages on single-family residences, commercial first mortgages, home equity, secured consumer, unsecured consumer and commercial loans up to the FNMA conforming loan limit (currently $333,700), $200,000, $150,000, $75,000, $50,000, and $150,000, respectively. The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President has delegated to the Executive Vice President and Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $75,000, $75,000, and $50,000, respectively; to approve first mortgage one-to-four family loans up to the FNMA conforming loan limit (currently $333,700); to approve home equity loans up to $150,000 if the amount of the loan plus prior indebtedness is not in excess of a 80% loan-to-value ratio; to approve commercial loans up to $150,000; to approve education loans up to levels approved by the Pennsylvania Higher Education Assistance Agency; and to approve checking account overdraft protection loans that conform to the parameters of the program.

         Classified Assets. Federal examiners require insured depository institutions to use a classification system for monitoring their problem assets. Under this classification system, problem assets are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection of principal in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the above categories, but which possess some weakness, are required to be designated "special mention" by management.

         When an insured depository institution classifies problem assets as either "substandard" or "doubtful," it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") which may order the establishment of additional loss allowances.

         Included in nonperforming loans at September 30, 2003 are 15 single-family residential real estate loans totaling $795,000, three commercial real estate loans totaling $367,000, 30 home equity and installment loans totaling $615,000, and 12 commercial business loans totaling $1.2 million. Certain other loans, while performing as of September 30, 2003, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2003, included one single-family residential real estate loan totaling $91,000; two commercial real estate loans totaling $727,000; and thirteen commercial business loans totaling $2.1 million. While these loans are currently performing, they have been classified for one of the following reasons: other loans to the borrower are non-performing; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan is past its contractual maturity date and pending renewal (commercial time notes and commercial lines of credit). See "-- Nonperforming Loans and Foreclosed Real Estate."

         At September 30, 2002, non-accrual loans consisted of nine single family residential real estate loans totaling $515,000, three commercial real estate loans totaling $408,000, 23 home equity and installment loans totaling $273,000, and 17 commercial business loans totaling $1.5 million. Such non-performing loans consisted of all substandard, doubtful and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

         At September 30, 2001, non-accrual loans consisted of four 1-4 family residential real estate loans totaling $110,000, six commercial real estate loans totaling $814,000, 29 installment loans totaling $242,000, and ten commercial business loans totaling $1.182 million. Such non-performing loans consisted of all substandard, doubtful and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

         At September 30, 2000, non-accrual loans consisted of ten 1-4 family residential real estate loans totaling $520,000, seven commercial real estate loans totaling $624,000, 60 installment loans totaling $762,000, and seven commercial business loans totaling $55,000. Such non-performing loans consisted of all substandard, doubtful, and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

         At September 30, 1999, non-accrual loans consisted of four 1-4 family residential real estate loans totaling $250,000, four commercial real estate loans totaling $1.362 million, 15 installment loans totaling $220,000, and six commercial business loans totaling $553,000. Such non-performing loans consisted of all substandard and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

         The following table sets forth the Company's classified assets in accordance with its classification system.


                                               At September 30,
                              --------------------------------------------------
                               2003       2002       2001       2000       1999
                              ------     ------     ------     ------     ------
                                                (In thousands)

Special Mention .........     $  709     $  768     $  559     $  872     $   --
Substandard .............      5,862      2,609      2,176      1,871      2,357
Doubtful ................          6         45        142         72         --
Loss ....................         23          3         30         18         28
                              ------     ------     ------     ------     ------
                              $6,600     $3,425     $2,907     $2,833     $2,385
                              ======     ======     ======     ======     ======


         Nonperforming Loans and Foreclosed Real Estate. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will normally institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure.

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

         Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, generally when a loan is ninety days or more delinquent. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The President, Chief Lending Officer, Chief Financial Officer, Compliance Officer and the Collection Manager meet monthly to review non-performing assets and any other assets that may require classification or special consideration. Adjustments to the carrying values of such assets are made as needed and a detailed report is submitted to the Board of Directors on a monthly basis.

         Foreclosed real estate is recorded at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession) or fair value less estimated cost to sell. Costs relating to development and improvement of the property are capitalized, whereas costs of holding such real estate are expensed as incurred. Additional write downs are charged to income, and the carrying value of the property reduced, when the carrying value exceeds fair value less estimated cost to sell.

         The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated. The Company had no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 at the dates indicated. The Company had accruing commercial business loans past due 90 days or more of $1.9 million and $2.7 million at September 30, 2003 and 2002, respectively. Such loans consisted of commercial lines of credit which were outstanding past their contractual maturity dates. In each case, such loans were otherwise current in accordance with their terms and the Company does not consider them nonperforming. The recorded investment in loans that are considered to be impaired under SFAS 114, as amended by SFAS 118, was $2.1 million at September 30, 2003, for which the related allowance for credit losses was $38,000. Interest income that would have been recorded and collected on loans accounted for on a nonaccrual basis under the original terms of such loans was $165,000 for the year ended September 30, 2003. During the year ended September 30, 2003, $63,000 in interest income was recorded on such loans.

                                                     At September 30,
                                      ----------------------------------------------
                                        2003      2002      2001      2000      1999
                                      ------    ------    ------    ------    ------
                                                    (Dollars in thousands)
Nonaccrual residential real
  estate loans (1-4 family) .......   $  795    $  515    $  110    $  520    $  250
Nonaccrual construction, multi-
  family residential and
  commercial real estate ..........      367       408       814       624     1,362
Nonaccrual installment loans ......      615       273       242       762       220
Nonaccrual commercial business
  loans ...........................    1,151     1,461     1,182        55       553
                                      ------    ------    ------    ------    ------
Total nonperforming loans .........   $2,928    $2,657    $2,348    $1,961    $2,385
                                      ======    ======    ======    ======    ======
Total nonperforming loans as a
  percent of total loans receivable     1.05%     0.81%     0.71%     0.56%     0.81%
                                      ======    ======    ======    ======    ======
Total foreclosed real estate, net .   $  675    $  658    $  314    $  181    $  107
                                      ======    ======    ======    ======    ======
Total nonperforming loans and
  foreclosed real estate as a
  percent of total assets .........     0.58%     0.54%     0.48%     0.39%     0.52%
                                      ======    ======    ======    ======    ======

         At September 30, 2003, the Company had no loans not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present repayment terms.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                      Year Ended September 30,
                                     -------------------------------------------------------
                                       2003        2002        2001        2000        1999
                                     -------     -------     -------     -------     -------
                                                      (Dollars in thousands)
Balance at beginning of period ...   $ 3,056     $ 2,871     $ 2,910     $ 2,477     $ 2,243
Allowance for loan losses
  of Pennwood Bancorp, Inc. ......        --          --          --         358          --
Allowance for loan losses of
  Carnegie Financial Corporation .        --         204          --          --          --
Allowance for loan losses of First
  Pennsylvania Savings Association        40          --          --          --          --
Provision for loan losses ........       555         400         475         470         520
Charge-offs:
  Residential real estate ........       (15)        (32)        (14)        (12)         --
  Commercial real estate .........        --         (81)        (95)       (165)       (183)
  Installment ....................      (125)       (130)       (428)       (181)        (89)
  Commercial .....................      (484)       (277)       (108)        (67)        (54)
                                     -------     -------     -------     -------     -------
      Total ......................      (624)       (520)       (645)       (425)       (326)
Recoveries:
  Residential real estate ........         3           4          --          --          10
  Commercial real estate .........        --          10          96          --          --
  Installment ....................        10          26          25          15          10
  Commercial .....................        51          61          10          15          20
                                     -------     -------     -------     -------     -------
      Total ......................        64         101         131          30          40
Net charge-offs ..................      (560)       (419)       (514)       (395)       (286)
                                     -------     -------     -------     -------     -------

Balance at end of period .........   $ 3,091     $ 3,056     $ 2,871     $ 2,910     $ 2,477
                                     =======     =======     =======     =======     =======

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period ..      0.19%       0.13%       0.15%       0.13%       0.12%
                                     =======     =======     =======     =======     =======

                                       12

         Analysis of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                    At September 30,
                                  ------------------------------------------------------------------------------------
                                        2003            2002              2001            2000             1999
                                  ---------------   --------------   --------------   --------------   ---------------
                                     $        %       $        %        $       %       $        %        $       %
                                  ------    -----   ------   -----   ------   -----   ------   -----   ------   -----
                                                                    (Dollars in thousands)

Residential real estate loans... $   659     40.5%  $  917    53.7%  $1,176    59.5%  $  986    61.1%  $  720    48.3%
Commercial real estate loans....     905     16.8      624     8.8      246     7.2      219     6.5      102     8.6
Construction loans..............     149      5.5      146     5.9       60     2.8       50     3.1      202    14.2
Installment loans...............     461     24.2      488    18.8      483    20.5      706    19.7      534    19.6
Commercial business loans.......     917     13.0      881    12.8      906    10.0      949     9.6      919     9.3
                                  ------    -----   ------   -----   ------   -----   ------   -----   ------   -----
       Total....................  $3,091    100.0%  $3,056   100.0%  $2,871   100.0%  $2,910   100.0%  $2,477   100.0%
                                  ======    =====   ======   =====   ======   =====   ======   =====   ======   =====

Investment Activities

         The Bank is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the Federal Deposit Insurance Corporation ("FDIC") during its regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding securities (including mortgage backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." At September 30, 2003, the Bank had securities classified as "held to maturity" and "available for sale" in the amount of $120.0 million and $192.4 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2003, the Registrant's securities available for sale had an amortized cost of $189.4 million and fair value of $192.4 million. The changes in fair value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available for sale do not affect our income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2003, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities and collateralized mortgage obligations, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds and commercial paper, (viii) real estate mortgage investment conduits, (ix) equity securities, and mutual funds; and (xi) trust preferred securities. The Board of Directors may authorize additional investments.

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

Investment and Mortgage-Backed Securities Portfolio

Investment Securities

         The following tables set forth the composition and amortized cost of the Bank's investment and mortgage-backed securities at the dates indicated.

                                                     At September 30,
                                          -------------------------------------
                                            2003          2002           2001
                                          -------       -------        -------
                                                    (In thousands)
Available-for-sale:
   U.S. government and agency..........   $46,479       $22,030        $17,762
   Municipal obligations...............    30,451        36,039         39,670
   Corporate obligations...............    18,259        17,321         13,557
   Asset-backed securities.............        --            --          5,327
   Mutual funds(1).....................     9,646         4,533          4,240
   FreddieMac preferred stock..........     1,409         1,519          1,420
   FannieMae preferred stock...........        --            --            250
   Equity securities...................     1,228         1,262          1,341
   Trust preferred securities..........    11,212         4,601          3,104
                                          -------       -------        -------
      Total............................  $118,684       $87,305        $86,671
                                         ========       =======        =======
Held-to-maturity:
   U.S. government and agency.......... $  33,040       $13,801      $     966
   Municipal obligations...............    21,153        17,389         12,662
   Corporate obligations...............     7,000         8,008          6,207
                                          -------       -------        -------
      Total............................ $  61,193       $39,198        $19,835
                                        =========       =======        =======

--------------
(1) Consists of investment in the Asset Management Fund ARM Fund and Legg Mason Value Trust Fund.

         At September 30, 2003, non-U.S. Government and U.S. Government agency securities that exceeded ten percent of stockholders' equity are as follows. The Asset Management Fund ARM Fund invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises or which are rated in the two highest investment grades. The Asset Management Fund ARM Fund is rated AAA by Standard & Poor's.


              Issuer                          Book Value          Market Value
              ------                          ----------          ------------
                                                     (In thousands)
The Asset Management Fund ARM Fund              $9,552                 $9,492
                                                ======                 ======

Mortgage-Backed Securities


                                                     At September 30,
                                              ------------------------------
                                               2003        2002        2001
                                              -------    -------     -------
                                                     (In thousands)
Available-for-sale:
  GinnieMae...............................   $  8,525    $10,450     $15,525
  FannieMae...............................     31,159     18,756      13,841
  FreddieMac..............................      9,623     11,326       5,373
  GinnieMae Remic.........................      1,480      1,236       1,844
  FannieMae Remic.........................      8,018      3,102       4,860
  FreddieMac Remic........................      9,252     17,729       9,726
  Collateralized mortgage obligations.....      2,641      7,672      10,765
                                              -------    -------     -------
        Total.............................    $70,698    $70,271     $61,934
                                              =======    =======     =======
Held-to-maturity:
  GinnieMae...............................    $ 2,485   $  2,050      $3,397
  FannieMae...............................     13,459     13,158       5,581
  FreddieMac..............................     10,586     12,518      11,148
  GinnieMae Remic.........................         36        678       1,978
  FannieMae Remic.........................     10,744         --       3,346
  FreddieMac Remic........................      7,396      6,961       4,232
  Collateralized mortgage obligations.....     14,063      7,038         993
                                              -------    -------     -------
        Total.............................    $58,769    $42,403     $30,675
                                              =======    =======     =======

         The following tables set forth the amount of each category of investment securities of the Bank at September 30, 2003 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents.

                                                        After One Year    After Five Years
                                   One Year or Less   Through Five Years  Through Ten Years   After Ten Years        Total
                                  ------------------  ------------------  -----------------  ----------------  -------------------
                                            Weighted            Weighted          Weighted           Weighted            Weighted
                                            Average             Average            Average           Average             Average
                                   Amount    Yield       Amount  Yield     Amount   Yield     Amount  Yield      Amount   Yield
                                   ------   ------      ------  ------    ------  -------    ------  ------     ------   -----
                                                                      (Dollars in thousands)
Available-for-sale:
  U.S. government and agency....  $    --       --%    $21,661    3.48%  $20,609     3.34% $  4,209    3.92%   $46,479     3.46%
  Municipal obligations.........       --       --       2,230    5.41     2,035     6.08    26,186    7.14     30,451     6.94
  Corporate obligations.........    5,958     5.47      10,241    5.78     1,050     6.58     1,010    3.93     18,259     5.62
  Mutual funds(1)...............    9,646     2.04          --      --        --       --        --      --      9,646     2.04
  FreddieMac preferred stock....    1,409     4.19          --      --        --       --        --      --      1,409     4.19
  Equity securities.............    1,228     4.02          --      --        --       --        --      --      1,228     4.02
  Trust preferred securities....       --       --          --      --        --       --    11,212    3.21     11,212     3.21
                                  -------    ------    -------    ----   -------     ----   ------     ---    -------      ---
      Total.....................  $18,241     3.46%    $34,132    4.30%  $23,694     3.72%  $42,617    5.71%  $118,684     4.56%
                                   ======    =====     =======    ====    ======     ====   =======    ====   ========     ====

Held-to-Maturity:
  U.S. government and agency....  $    --       --%    $10,030    3.72%  $16,017     3.72%  $ 6,993    2.71%   $33,040     3.51%
  Municipal obligations.........       --       --         964    4.17     3,721     6.68    16,468    7.32     21,153     7.06
  Corporate obligations.........       --       --       6,750    6.24       250     7.01        --      --      7,000     6.27
                                  -------    -----     -------    ----   -------     ----   -------    ----   --------     ----
      Total.....................  $    --       --%    $17,744    4.70%  $19,988     4.31%  $23,461    5.95%   $61,193     5.05%
                                  =======    =====     =======    ====   =======     ====   =======    ====    =======     ====

(1) Consists of investment in the Asset Management Fund ARM Fund and Legg Mason Value Trust Fund.

         Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 2003 is presented below.

                                                              Amounts at September 30, 2003 Which Mature In
                                             ----------------------------------------------------------------------------
                                                                 After             After
                                             One Year          One to Five       Five to 10       Over 10
                                             or Less             Years             Years           Years           Total
                                             -------            ------            ------         -------          -------
                                                                    (Dollars in thousands)
Available-for-sale:
  GinnieMae.........................         $    --            $   --            $   --         $ 8,525          $ 8,525
  FannieMae.........................              --                --             4,558          26,601           31,159
  FreddieMac........................              --                --                --           9,623            9,623
  GinnieMae Remic...................              --                --                --           1,480            1,480
  FannieMae Remic...................              --                --             2,088           5,930            8,018
  FreddieMac Remic..................              --                --             1,954           7,298            9,252
  Collateralized mortgage
       obligations..................              --                --               176           2,465            2,641
                                             -------            ------            ------         -------          -------
       Total........................         $    --            $   --            $8,776         $61,922          $70,698
                                             =======            ======            ======         =======          =======
Weighted average yield..............              --%               --%             3.52%           3.68%            3.66%
                                             =======            ======            ======         =======          =======
Held-to-maturity:
  GinnieMae.........................         $    --            $    3            $   --         $ 2,482          $ 2,485
  FannieMae.........................              --                --               686          12,773           13,459
  FreddieMac........................              --             1,786             5,121           3,679           10,586
  GinnieMae Remic...................              --                --                --              36               36
  FannieMae Remic...................              --                --                --          10,744           10,744
  FreddieMac Remic..................              --                --                14           7,382            7,396
  Collateralized mortgage
     obligations....................              --                --                --          14,063           14,063
                                             -------            ------            ------         -------          -------
       Total........................         $    --            $1,789            $5,821         $51,159          $58,769
                                             =======            ======            ======         =======          =======
Weighted average yield..............              --%             6.45%             4.31%           3.52%            3.69%
                                             =======            ======            ======         =======          =======


Sources of Funds

         General. Savings deposits obtained through the home office and branch offices have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank also derives funds from scheduled amortizations and prepayments of outstanding loans and mortgage-backed securities and sales of securities available-for-sale. The Bank also may borrow funds from the FHLB of Pittsburgh and other sources. Borrowings generally may be used on a short-term basis to compensate for seasonal or other reductions in savings deposits or other inflows at less than projected levels, as well as on a longer-term basis to support expanded lending activities.

         Deposits. The Bank's current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit. Terms on interest-bearing deposit accounts range from three months to ten years. Included among these savings deposit products are Individual Retirement Account ("IRA") certificates and Keogh Plan retirement certificates (collectively "retirement accounts"). The Bank offers preferred rates for certificates of deposit in denominations of $100,000 or more at terms ranging from one month to five years and, at September 30, 2003, such certificates accounted for 8.4% total deposits.

         The Bank's deposits are obtained primarily from residents of Allegheny and Butler Counties. The principal methods used by the Bank to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations and service hours. The Bank does not currently pay, nor has it in the past paid, fees to brokers to obtain its savings deposits.

         The following table shows the distribution of, and certain other information relating to the Bank's deposits by type as of the dates indicated.

                                                           At September 30,
                                  ------------------------------------------------------------------
                                             2003                 2002                 2001
                                  ---------------------  ---------------------  --------------------
                                                Average               Average               Average
                                     Balance     Rate       Balance    Rate       Balance    Rate
                                     -------     ----       -------    ----       -------    ----
                                          (Dollars in thousands)
Checking accounts:
   Non-interest-bearing..........   $ 27,406         -%    $ 26,548         -%   $ 21,501        -%
   Interest-bearing..............     43,327      0.71       39,013      0.75      33,064     1.50
Passbook and club accounts.......     89,197      1.17       68,825      2.10      52,571     2.54
Money market accounts............     17,117      0.82       17,189      1.78      16,022     2.83
Certificate accounts.............    189,079      3.60      199,831      4.08     190,343     5.53
                                    --------      ----     --------      ----    --------     ----
         Total...................   $366,126      2.26%    $351,406      2.90%   $313,501     4.09%
                                    ========      ====     ========      ====    ========     ====

         In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2003, the Bank's total retirement funds were $47.6 million or 13.0% of its total deposits.

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

         Certificates of Deposits. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2003 are summarized as follows:


Maturity                                                          Amount
--------                                                          ------
                                                              (In thousands)
3 months or less..................................                $2,808
Over 3 months through 6 months....................                 9,781
Over 6 months through 12 months...................                 9,366
Over 12 months....................................                 8,852
                                                                 -------
         Total....................................               $30,807
                                                                 =======

         Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2003, the Bank had $190.7 million of advances outstanding, including $152.7 million in long-term advances and $38.0 million in short-term borrowings original maturities of long-term debt range from three to ten years. Short-term borrowings represent overnight advances.

         The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2003, the Bank had $5.9 million in reverse repurchase agreements outstanding.

         The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

                                              At or for the Year Ended September 30,
                                              --------------------------------------
                                                  2003        2002        2001
                                                --------    --------    --------
                                                     (Dollars in thousands)
Reverse repurchase agreements:
  Average balance outstanding.................. $ 5,946     $ 5,782    $ 5,400
  Maximum amount outstanding at any
    month-end during the period................   7,994       7,014      6,708
  Weighted average interest rate
       during the period.......................    0.64%       1.43%      4.48%
  Balance outstanding at end of period......... $ 5,943     $ 5,849    $ 4,599
  Weighted average interest rate
       at end of period........................    0.37%       1.09%      2.83%
FHLB Repoplus Advances:
  Average balance outstanding.................. $ 9,112     $ 3,969    $17,631
  Maximum amount outstanding at any
    month-end during the period................  38,000      18,640     42,120
  Weighted average interest rate
       during the period.......................    1.24%       2.28%      6.10%
  Balance outstanding at end of period......... $38,000     $    --    $ 5,000
  Weighted average interest rate
       at end of period........................    1.23%         --%      3.89%
Total average short-term borrowings............ $15,058     $ 9,751    $23,031
Average interest rate of total
  short-term borrowings........................    1.11%       1.09%      3.38%

Employees

         At September 30, 2003, the Company had 125 full-time and 28 part-time employees. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

                                                                            Year Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                        2003                         2002                        2001
                                            ------------------------------  --------------------------- ---------------------------
                                              Average            Average    Average           Average   Average           Average
                                              Balance Interest  Yield/Cost  Balance Interest Yield/Cost Balance Interest Yield/Cost
                                              ------- --------  ----------  ------- -------- ---------- ------- -------- ----------
                                                                                              (Dollars in thousands)
Interest-earning assets:
 Loans receivable.......................     $292,482  $20,605      7.04%  $322,283  $24,177     7.50% $336,813  $26,548    7.88%
 Mortgage-backed securities.............      125,936    4,780      3.80    103,712    5,709     5.50    84,422    5,407    6.40
 Investment securities and FHLB stock:
   Taxable..............................      113,423    4,553      4.01     80,762    4,094     5.07    66,310    4,414    6.64
   Non-taxable..........................       50,661    3,537      6.98     51,349    3,689     7.18    42,045    3,076    7.32
 Interest-earning deposits..............        6,346       85      1.34      2,831       48     1.70     1,707       76    4.45
                                             --------  -------      ----   --------  -------     ----  --------  -------    ----
    Total interest-earning assets.......      588,848   33,560      5.70    560,937   37,717     6.73   531,497   39,526    7.44
                                             --------  -------      ----   --------  -------     ----  --------  -------    ----
Non-interest-earning assets.............       27,871                        24,270                      21,796
                                             --------                      --------                    --------
  Total assets..........................     $616,719                      $585,207                    $553,293
                                              =======                       =======                     =======
Interest-bearing liabilities:
 Deposits...............................     $362,037  $ 9,078      2.51   $332,270  $10,592     3.19  $304,194  $12,941    4.25
 Short-term borrowings..................        7,282      181      2.49      3,969      202     5.09    26,157    1,356    5.18
 Long-term debt.........................      188,169    9,746      5.18    196,331   11,258     5.73   176,219   11,338    6.43
 Guaranteed preferred beneficial
   interest in Company's debentures.....       11,577    1,190     10.28     11,019    1,031     9.36    10,250    1,024    9.99
                                             --------  -------      ----   --------  -------     ----  --------  -------    ----
  Total interest-bearing liabilities...       569,065   20,195      3.55    543,589   23,083     4.25   516,820   26,659    5.16
                                             --------  -------      ----   --------  -------     ----  --------  -------    ----
Non-interest bearing liabilities........        4,745                         3,474                       3,143
                                             --------                      --------                    --------
 Total liabilities......................      573,810                       547,063                     519,963
Stockholders' equity....................       42,909                        38,144                      33,330
                                             --------                      --------                    --------
 Total liabilities and
   stockholders' equity.................     $616,719                      $585,207                    $553,293
                                             ========                      ========                    ========
Net interest income.....................               $13,365                       $14,634                     $12,867
                                                       =======                       =======                     =======
Interest rate spread(1).................                            2.15%                        2.48%                      2.28%
                                                                  ======                       ======                     ======
Net interest margin(2)..................                            2.27%                        2.61%                      2.42%
                                                                  ======                       ======                     ======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                          103.48%                      103.19%                    102.84%
                                                                  ======                       ======                     ======

(1) Interest rate spread is the difference between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

         The following table presents certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate), and (2) changes in rate (change in rate multiplied by old volume). Changes in rate/volume (change in rate multiplied by change in volume) have been allocated between changes in rate and changes in volume based on the absolute values of each. Interest income on tax free investments has been adjusted for federal income tax purposes using a rate of 34%.

                                                                       Year Ended September 30,
                                                  -----------------------------------------------------------------
                                                             2003 vs. 2002                    2002 vs. 2001
                                                  --------------------------------   ------------------------------
                                                           Increase (Decrease)              Increase (Decrease)
                                                                 Due to                          Due to
                                                     Volume       Rate      Net       Volume      Rate        Net
                                                     ------       ----      ---       ------      ----        ---
                                                                                             (In thousands)
Interest income on interest-earning assets:
Mortgage loans ..................................   $(2,320)   $  (409)   $(2,729)   $  (978)   $  (414)   $(1,392)
Mortgage-backed securities ......................       585     (1,515)      (930)     1,847     (1,545)       302
Installment loans ...............................      (143)      (505)      (648)      (392)      (338)      (730)
Commercial business and lease loans .............       186       (383)      (197)       212       (460)      (248)
Investment securities and other investments .....     2,722     (2,377)       345        801       (542)       259
                                                    -------    -------    -------    -------    -------    -------
    Total interest-earning assets ...............     1,030     (5,189)    (4,159)     1,490     (3,299)    (1,809)
                                                    -------    -------    -------    -------    -------    -------
Interest expense on interest-bearing liabilities:
Deposits ........................................       766     (2,280)    (1,514)       967     (3,316)    (2,349)
Borrowed funds ..................................      (277)    (1,256)    (1,533)      (130)    (1,104)    (1,234)
Trust preferred securities ......................        53        106        159        127       (120)         7
                                                    -------    -------    -------    -------    -------    -------
    Total interest-bearing liabilities ..........       542     (3,430)    (2,888)       964     (4,540)    (3,576)
                                                    -------    -------    -------    -------    -------    -------
    Net change in net interest income ...........   $   488    $(1,759)   $(1,271)   $   526    $ 1,241    $ 1,767
                                                    =======    =======    =======    =======    =======    =======

                                       24

Certain Ratios


                                                     Year Ended September 30,
                                                 ------------------------------
                                                 2003        2002         2001
                                                 ----        ----         ----

Return on average assets.................        0.66%        0.76%       0.65%
Return on average equity.................        9.45%       11.60%      10.84%
Average equity to assets ratio...........        6.96%        6.52%       6.02%
Dividend payout ratio ...................       30.53%       23.29%      22.97%

                           SUPERVISION AND REGULATION

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

         In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings
Association Insurance Fund. The assessment rate for 2003 is approximately 0.0152% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2003, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2003.

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

         As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount not less than 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank, if any, plus 0.7% of its unused borrowing capacity, whichever is greater. At September 30, 2003, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2003, the Bank met its reserve requirements.

         Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of September 30, 2003, the Bank's loans-to-one borrower limitation was $7.3 million and was in compliance with such limitation.

Item 2.  Properties.
-------------------

         At September 30, 2003, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and twelve full-service branch offices located in Allegheny and Butler counties.

         The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2003.

                                                                              Lease Expiration
                                   Location                                    Date including
     County                        Address                                   Lease or Own Options
-----------------------   ------------------------------                     --------------------
Allegheny                3300 Brighton Road                                      Own
                         Pittsburgh, PA 15212
Allegheny                1009 Perry Highway                                      Own
                         Pittsburgh, PA 15237
Butler                   251 South Main Street                                   Own
                         Zelienople, PA 16063
Allegheny                312 Beverly Road                                        Lease 7/31/08
                         Pittsburgh, PA 15216
Allegheny                6000 Babcock Blvd.                                      Lease 11/30/02
                         Pittsburgh, PA 15237
Allegheny                1701 Duncan Avenue                                      Lease 01/31/05
                         Allison Park, PA 15101
Allegheny                4710 Liberty Avenue                                     Own
                         Pittsburgh, PA 15224
Allegheny                728 Washington Road                                     Own
                         Pittsburgh, PA 15228
Allegheny                2034 Penn Avenue                                        Own
                         Pittsburgh, PA 15222
Allegheny                683 Lincoln Avenue                                      Own
                         Bellevue, PA  15202
Allegheny                17 West Mall Plaza                                      Own
                         Carnegie, PA  15106
Allegheny                1729 Lowrie Street                                      Own
                         Pittsburgh, PA 15212
Butler                   1339 Freedom Road                                       Lease 2/28/13
                         Cranberry Township, PA 16066
Allegheny                Loan Center                                             Lease 9/30/07
                         1014 Perry Highway
                         Pittsburgh, PA 15237
Allegheny                Data Processing and Checking Department                 Own
                         1015 Perry Highway
                         Pittsburgh, PA 15237

Item 3.  Legal Proceedings.
--------------------------

         The Company is not involved in any legal proceedings other than legal proceedings occurring in the ordinary course of business, of which none are expected to have a material adverse effect on the Company. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Bank.

Items 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         Not applicable.


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters.
         -------

         The information contained under the section captioned "Stock Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2003 filed as Exhibit 13 hereto (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data.
--------------------------------

         The information contained in the table captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations.
        --------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

         The information contained in the section captioned "Asset and Liability Management" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

         The Company's financial statements listed in Item 15 herein are incorporated herein by reference from the Annual Report.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

         The  information   contained  in  the  section   captioned  "Change  in
Auditors", in the Annual Report is incorporated herein by reference.

Item 9A.  Controls and Procedures.
---------------------------------

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

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company's Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.  Executive Compensation.
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

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

         (c)      Changes in Control

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Securities Authorized for Issuance Under Equity Compensation
                  Plans

         Set forth below is information as of September 30, 2003 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                         EQUITY COMPENSATION PLAN INFORMATION

                                                (a)                     (b)                     (c)
                                                                                             Number of securities
                                       Number of securities        Weighted-average        remaining available for
                                         to be issued upon        exercise price of         future issuance under
                                            exercise of              outstanding          equity compensation plans
                                       outstanding options,       options, warrants         (excluding securities
                                       warrants and rights           and rights           reflected in column (a))
                                       --------------------          -----------          ------------------------
Equity compensation plans
  approved by security holders:
    Employees Stock
    Compensation Programs
    and Directors Stock Option
    Plan............................          300,274                    $12.63                    70,149
Equity compensation plans
  not approved by security
  holders:
    Directors Stock
    Compensation
    Program/Plans (1)...............           35,963                     16.36                    11,250
                                              -------                    ------                    ------
     TOTAL.........................           336,237                    $13.03                    81,399
                                              =======                    ======                    ======


---------------
(1) Pursuant to the 2002 Stock Compensation Plan and 2001 Stock Compensation Plan, the shares are reserved for issuance pursuant to options granted to eligible persons. The plans provide for automatic grants of options to directors on December 31 of each year in specified amounts.


Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" of the Proxy Statement.

Item 14.  Principal Accounting Fees and Services.
------------------------------------------------

         The information called for by this item as incorporated herein by reference to the section entitled "Independent Public Accountants" in the Proxy Statement.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

         (a) The following documents are filed as part of this Annual Report on Form 10-K.

                  1.       Financial Statements

                           The following  financial  statements are incorporated
                  by reference from the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2003 which is filed as
                  Exhibit 13 hereto:

                           Independent Auditor's Report
                           Consolidated Statements of Financial Condition as of September 30, 2003 and 2002
                           Consolidated Statements of Income for the fiscal years ended September 30, 2003,
                              2002 and 2001
                           Consolidated  Statements of Stockholders'  Equity for
                              the fiscal years ended  September  30, 2003,  2002
                              and 2001
                           Consolidated  Statements of Cash Flows for the fiscal
                              years ended September 30, 2003, 2002 and 2001
                           Notes to Consolidated Financial Statements

                  2.       Financial Statement Schedules

                           The  Company  is filing  herewith  the  Report of its
                  Independent Auditor on its Consolidated Financial Statements for the fiscal year ended September 30, 2002 which has been excluded from its Annual Report to Stockholders for the fiscal year ended September 30, 2003 in accordance with Note 1 to Rule 14a-3(b)(1).

                  3.       Exhibits

                           The  following  exhibits  are filed with this  Annual
                  Report on Form 10-K or incorporated by reference herein:

                           3.1          Articles of Incorporation (1)
                           3.2          Amended and Restated Bylaws
                           4.1          Common Stock Certificate (1)
                           4.2          Rights Agreement, dated as of March 31, 2003, by and between Fidelity
                                        Bancorp, Inc. and Registrar and Transfer Company (2)
                           4.3*         Indenture, dated as of September 26, 2002, between Fidelity Bancorp, Inc.
                                        and State Street Bank and Trust Company of Connecticut, National
                                        Association
                           4.4*         Amended and Restated Declaration of Trust, dated as of September 26,
                                        2002, by and among State Street Bank and Trust Company, national
                                        Association, as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor
                                        and William L. Windisch, Richard G. Spencer and Lisa L. Griffith, as
                                        Administrators



                           4.5*         Guarantee Agreement, as dated as of September 26, 2002, by and between
                                        Fidelity Bancorp, Inc. and State Street Bank and Trust Company of
                                        Connecticut, National Association
                           10.1**       Employee Stock Ownership Plan, as amended (1)
                           10.2**       1988 Employee Stock Compensation Program (1)
                           10.3**       1993 Employee Stock Compensation Program (4)
                           10.4**       1997 Employee Stock Compensation Program (5)
                           10.5**       1993 Directors' Stock Option Plan (4)
                           10.6**       1998 Group Term Replacement Plan (6)
                           10.7**       1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (6)
                           10.8**       1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (6)
                           10.9**       1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (6)
                           10.10**      Salary Continuation Agreement with Lisa L. Griffith
                           10.11**      1998 Stock Compensation Plan (7)
                           10.12**      2000 Stock Compensation Plan (8)
                           10.13**      2001 Stock Compensation Plan (9)
                           10.14**      2002 Stock Compensation Plan (10)
                           13           Annual Report to Stockholders for the fiscal year ended September 30,
                                        2003
                           14           Code of Ethics
                           16.1         Letter re Change in Certifying Accountant (11)
                           20.1         Dividend Reinvestment Plan (12)
                           21           Subsidiaries
                           23.1         Consent of Beard Miller Company LLP
                           23.2         Consent of KPMG LLP
                           31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                           31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                           32           Section 1350 Certification

---------------
* Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**       Management contract or compensatory plan or arrangement.
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A filed March 31, 2003.
(3) Incorporated by reference to an identically numbered exhibit to Form 10-Q filed with the SEC on August 14, 2002.
(4) Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(5) Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(6) Incorporated by reference to an identically numbered exhibit to Form 10-Q filed with the SEC on December 29, 1998.
(7) Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.

(8) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 29, 2001.
(9) Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(10) Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(11) Incorporated by reference to an identically numbered exhibit to the Form 8-K filed with the SEC on June 4, 2003.
(12) Incorporated by reference to an identically numbered exhibit to Form 10-Q filed with the SEC on February 14, 2000.


         (b) Reports on Form 8-K

                  A Report on Form 8-K was filed on July 2, 2003 reporting under
                  Item 4 the engagement of Beard Miller Company LLP as its independent auditors.

                  A Report on Form 8-K was filed on July 17, 2003 reporting under Item 9 the Company earnings release for the quarter ended June 30, 2003 and to report a quarterly cash dividend.

                  A Report on Form 8-K was filed on July 28, 2003 reporting under Item 5 the completion of the Company's stock repurchase program originally announced in May 2003, and announcing the approval of a new stock repurchase program to repurchase up to 5% or approximately 127,000 shares.

                  No financial statements were filed with the above reports.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Fidelity Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of Fidelity Bancorp, Inc. and subsidiaries as of September 30, 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiaries as of September 30, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

November 8, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIDELITY BANCORP, INC.


Date:  December 29, 2003               By: /s/Richard G. Spencer
                                           -------------------------------------
                                           Richard G. Spencer
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated

By:      /s/William L. Windisch                               By:      /s/Richard G. Spencer
         --------------------------------------------                  ----------------------------------------------
         William L. Windisch                                           Richard G. Spencer
         Chairman of the Board and Director                            President, Chief Executive Officer and
                                                                       Director
                                                                       (Principal Executive Officer)

Date:    December 29, 2003                                    Date:    December 29, 2003


By:      /s/J. Robert Gales                                   By:      /s/Robert F. Kastelic
         --------------------------------------------                  ----------------------------------------------
         J. Robert Gales                                               Robert F. Kastelic
         Director                                                      Director

Date:    December 29, 2003                                    Date:    December 29, 2003


By:      /s/Oliver D. Keefer                                  By:      /s/Charles E. Nettrour
         --------------------------------------------                  ----------------------------------------------
         Oliver D. Keefer                                              Charles E. Nettrour
         Director                                                      Director

Date:    December 29, 2003                                    Date:    December 29, 2003


By:      /s/Joanne Ross Wilder                                By:      /s/Lisa L. Griffith
         --------------------------------------------                  ----------------------------------------------
         Joanne Ross Wilder                                            Lisa L. Griffith
         Director                                                      Senior Vice President and Chief
                                                                       Financial Officer (Principal Financial
Date:    December 29, 2003                                             and Accounting Officer)

                                                              Date:    December 29, 2003


