Form 10-Q
period 2003-12-31
FIDELITY BANCORP INC
filed 2004-02-17
CIK 769207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003
                                    -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

                         Commission file number 0-22288
                                                -------

                             Fidelity Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     25-1705405
-------------------------------              ----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization

               1009 Perry Highway, Pittsburgh, Pennsylvania, 15237
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  412-367-3300
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,441,308 shares, par value
                                                     ---------------------------
$0.01, at January 31, 2004
--------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as                   1
             of December 31, 2003 and September 30, 2003

          Consolidated Statements of Income for the Three Months Ended        2
             December 31, 2003 and 2002

          Consolidated Statements of Cash Flows for the Three               3-4
             Months Ended December 31, 2003 and 2002

          Consolidated  Statements  of Changes in  Stockholders'              5
             Equity for the Three Months Ended  December 31,
             2003 and 2002

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         22

Item 4.   Controls and Procedures                                            23


Part II - Other Information

Item l.   Legal Proceedings                                                  23

Item 2.   Changes in Securities and Use of Proceeds                          23

Item 3.   Defaults Upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5.   Other Information                                                  23

Item 6.   Exhibits and Reports on Form 8-K                                24-25

Signatures                                                                   26

Part I - Financial Information
Item 1.  Financial Statements
                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                        (in thousands except share data)

                                                           December 31,  September 30,
        Assets                                                2003           2003
        ------                                                ----           ----
Cash and due from banks                                    $   8,927     $   7,662
Interest-bearing demand deposits with other institutions       2,442           330
                                                           ---------     ---------
    Cash and Cash Equivalents                                 11,369         7,992

Securities available-for-sale                                191,500       192,429
  (book value of  $188,595 and $189,382)
Securities held-to-maturity                                  121,961       119,962
  (fair value of $123,159 and $121,652)
Loans held for sale                                               70           286
Loans receivable, net of allowance $3,114 and $3,091         270,678       264,412
Foreclosed real estate, net                                      672           675
Restricted investments in bank stock, at cost                 10,569        10,447
Office premises and equipment, net                             5,654         5,834
Accrued interest receivable                                    3,395         3,408
Other assets                                                  11,425        12,023
                                                           ---------    ---------
       Total Assets                                        $ 627,293    $ 617,468
                                                           =========    =========
         Liabilities and Stockholders' Equity
         ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                 $  28,083    $  27,406
      Interest bearing                                       339,055      338,720
                                                           ---------    ---------
          Total Deposits                                     367,138      366,126

   Short-term borrowings                                      56,383       38,101
   Guaranteed preferred beneficial interest in
       Company's debentures                                   10,000       10,000
   Securities sold under agreement to repurchase               5,035        5,943
   Advance payments by borrowers for taxes and insurance       2,382        1,179
   Other liabilities                                           3,042        3,216
   Long-term debt                                            142,608      152,708
                                                           ---------    ---------
       Total Liabilities                                     586,588      577,273
                                                           ---------    ---------

Stockholders' equity:
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,821,600
      and 2,805,291 shares issued, respectively                   28           28
   Paid-in capital                                            29,126       28,960
   Retained earnings                                          16,949       16,388
   Accumulated other comprehensive income, net of tax          1,917        2,011
   Treasury stock, at cost - 386,492 and 381,492
     shares                                                   (7,315)      (7,192)
                                                           ---------    ---------
       Total Stockholders' Equity                             40,705       40,195
                                                           ---------    ---------
       Total Liabilities and Stockholders' Equity          $ 627,293    $ 617,468
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

                                                                         Three Months Ended
                                                                            December 31,
                                                                            ------------
                                                                          2003         2002
                                                                          ----         ----
Interest income:
   Loans                                                                 $4,331       $5,755
   Mortgage-backed securities                                               926        1,373
   Investment securities - taxable
                                                                          1,320        1,042
   Investment securities - tax-exempt                                       603          632
   Other                                                                      1           49
                                                                         ------       ------
      Total interest income                                               7,181        8,851
                                                                         ------       ------
Interest expense:
   Deposits                                                               2,041        2,428
   Short-term borrowings                                                    158           27
   Long-term debt                                                         1,820        2,682
   Guaranteed preferred beneficial interest in
     Company's debentures                                                   119          830
                                                                         ------       ------
      Total interest expense                                              4,138        5,967
                                                                         ------       ------
Net interest income before provision for loan losses                      3,043        2,884

Provision for loan losses                                                    50          330
                                                                         ------       ------
Net interest income after provision for loan losses                       2,993        2,554
                                                                         ------       ------
Other income:
   Loan service charges and fees
                                                                             97          132
   Realized gain on sales of investment securities, net                      89          227
   Writedown of securities                                                   --           --
   Gain on sales of loans
                                                                             17          107
   Deposit service charges and fees                                         355          322
   Other                                                                    308          263
                                                                         ------       ------
      Total other income                                                    866        1,051
                                                                         ------       ------

Operating expenses:
   Compensation and benefits                                              1,765        1,662
   Office occupancy and equipment expense                                   233          191
   Depreciation and amortization                                            197          169
   Net loss on foreclosed real estate                                         2            8
   Amortization of intangible assets                                         14            8
   Other                                                                    576          574
                                                                         ------       ------
      Total operating expenses                                            2,787        2,612
                                                                         ------       ------

Income before income tax provision                                        1,072          993
Income tax provision                                                        220          218
                                                                         ------       ------
Net income                                                               $  852       $  775
                                                                         ======       ======
Basic earnings per common share                                          $  .35       $  .30
                                                                         ======       ======
Diluted earnings per common share                                        $  .33       $  .29
                                                                         ======       ======
Dividends per common share                                               $  .12       $ .109
                                                                         ======       ======

See accompanying notes to unaudited consolidated financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                                 (in thousands)

                                                                                     Three Ended December 31,
                                                                                        2003        2002
                                                                                        ----        ----
Operating Activities:
--------------------
     Net income                                                                      $    852    $    775
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                         50         330
         Loss on foreclosed real estate                                                     2           8
         Depreciation of premises and equipment                                           197         169
         Deferred loan fee amortization                                                   (55)       (198)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                         533         227
         Amortization of intangibles                                                       14           8
         Net gain on sale of securities                                                  (113)       (227)
         Net gain on sale of loans                                                        (17)       (107)
         Origination of loans held-for-sale                                              (190)     (5,564)
         Proceeds from sale of loans held-for-sale                                        423       6,383
         Decrease in interest receivable                                                   13         374
         Increase in prepaid income taxes                                                  24         409
         Decrease in interest payable                                                    (226)       (446)
         Write-off of unamortized debt issuance costs                                      --         599
         Writedown of investment securities                                                30          --
         Increase in cash surrender value of life insurance policies                      (49)        (52)
         Other changes, net                                                               709         915
                                                                                     --------    --------
        Net cash provided by (used in) operating activities                             2,197       3,603
                                                                                     --------    --------

Investing Activities:
--------------------
     Proceeds from sales of investment securities available-for-sale                    1,455       2,731
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale                                        1,005          --
     Purchases of investment securities available-for-sale                             (6,905)     (2,027)
     Proceeds from sales of mortgage-backed securities available-for-sale                 173          --
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                           12,246      18,008
     Purchases of mortgage-backed securities available-for-sale                        (7,437)    (27,302)
     Purchases of investment securities held-to-maturity                               (7,000)     (9,565)
     Proceeds from maturities and principal repayments of
        investment securities held-to-maturity                                          1,250       6,795
     Purchases of mortgage-backed securities held-to-maturity                          (3,023)    (18,357)
     Recission of purchase of mortgage-backed securities held-to-maturity (Note 5)         --          --
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                                      6,604      10,412
     Net (increase) decrease in loans                                                  (6,290)     14,582
     Proceeds from sale of other loans                                                     --          51
     Net purchases of FHLB stock                                                         (122)        (41)
     Proceeds from sale of office premises and equipment                                   30          --
     Additions to office premises and equipment                                           (47)        (35)
  Net cash received in acquisition of First Pennsylvania Savings                           --       7,154
                                                                                     --------    --------
  Net cash provided by (used in) investing activities                                  (8,061)      2,406
                                                                                     --------    --------

Continued on page 4.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D.)
           -------------------------------------------------
                                 (in thousands)

                                                                               Three Months Ended December 31,
                                                                                 2003               2002
                                                                                 ----               ----
Financing Activities:
--------------------
Net increase (decrease) in deposits                                               1,012            (1,156)
Decrease in reverse repurchase agreements                                          (908)             (545)
Net increase (decrease) in short-term borrowings                                 18,282            10,806
Gross increase in long-term borrowings                                               --                52
Repayments of long-term borrowings                                              (10,100)          (15,000)
Trust preferred securities retired                                                   --           (10,250)
Proceeds from sale of stock in conjunction with the First PA merger                  --             1,570
Increase in advance payments by borrowers for taxes and insurance                 1,203             1,861
Cash dividends paid and cash paid in lieu of fractional shares                     (291)             (280)
Stock options exercised                                                             140               134
Proceeds from sale of stock through Dividend Reinvestment Plan                       32                23
Contribution of stock to Employee Stock Ownership Plan                              117                --
Purchase of treasury stock                                                         (246)               --
                                                                               --------          --------
Net cash provided by (used in) financing activities                               9,241           (12,785)
                                                                               --------          --------
Increase (decrease) in cash and cash equivalents                                  3,377            (6,776)

Cash and cash equivalents at beginning of period                                  7,992            23,834
                                                                               --------          --------
Cash and cash equivalents at end of period                                     $ 11,369          $ 17,058
                                                                               ========          ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                                    $  4,356          $  6,350
  Income taxes                                                                 $     --          $      4
                                                                               --------          --------


Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

Transfer of loans to foreclosed real estate                                    $     29          $     --
                                                                               --------          --------

Securities purchased, but not settled                                          $     --          $     --
                                                                               --------          --------

The Company acquired First Pennsylvania Savings Association
  for $161,000.  In conjunction  with the acquisition,
  the assets acquired and liabilities  assumed as follows:
  Fair value of assets acquired                                                $     --          $ 26,767
  Fair value of liabilities assumed                                            $     --          $(26,928)
                                                                               --------          --------

  Liabilities assumed in excess of assets acquired                             $     --          $   (161)
                                                                               --------          --------

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           Accumulated
                                                                                              Other
                                                   Additional                              Comprehensive
                                           Common    Paid-in      Treasury     Retained       Income
                                           Stock     Capital       Stock       Earnings     Net of Tax       Total
====================================================================================================================

Balance at September 30, 2002               $  25   $ 22,564     $ (2,358)     $ 19,176      $ 3,173       $ 42,580

Comprehensive income:
     Net income                                                                     775                         775
     Other comprehensive income,
        net of tax of ($166)                                                                    (322)          (322)
     Reclassification adjustment,
        net of tax of ($77)                                                                     (150)          (150)
                                            -----   --------     --------      --------      -------       --------
Total comprehensive income                     --         --           --           775         (472)           303

Issuance of stock in connection with
  acquisition of First Pennsylvania                      130        1,208                                     1,338

Cash divdiends declared                                                            (280)                       (280)

Sale of stock through Dividend
  Reinvestment Plan                                       23                                                     23

Stock options exercised                        --        134                                                    134
                                            -----   --------     --------      --------      -------       --------
Balance at December 31, 2002                $  25   $ 22,851     $ (1,150)     $ 19,671     $  2,701       $ 44,098
                                            =====   ========     ========      ========     ========       ========

Balance at September 30, 2003               $  25   $ 28,960     $ (7,192)     $ 16,388      $ 2,011       $ 40,195

Comprehensive income:
     Net income                                                                     852                         852
     Other comprehensive income,
        net of tax of ($18)                                                                      (35)           (35)
     Reclassification adjustment,
        net of tax of ($30)                                                                      (59)           (59)
                                            -----   --------     --------      --------      -------       --------
Total comprehensive income                     --         --           --           852          (94)           758

Cash divdiends declared                                                            (291)                       (291)
Treasury stock purchased -
  10,0000 shares                                                     (246)                                     (246)

Contributions of stock to ESOP
   (5,000 shares)                                         (6)         123                                       117

Sale of stock through Dividend
  Reinvestment Plan                                       32                                                     32

Stock options exercised                                  140           --                                       140
                                            -----   --------     --------      --------      -------       --------

Balance at December 31, 2003                $  28   $ 29,126     $ (7,315)     $ 16,949     $  1,917       $ 40,705
                                            =====   ========     ========      ========     ========       ========



See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                DECEMBER 31, 2003

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiaries, Fidelity Bank, PaSB (the "Bank"), FB Capital Trust and FB Statutory Capital Trust II (collectively, the "Trusts"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2003. The results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004 or any future interim period.

(3) New Accounting Standards
    ------------------------
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of Statement 123 to require prominent disclosure on both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition alternatives of SFAS 148 are available for fiscal years beginning after December 15, 2003 and, if the fair value provisions of SFAS 123 are adopted, the effect on the Company's financial statements is contingent on the transition provision elected.

At December 31, 2003, the Company had several stock-based employee and director compensation plans, which are described in Note 13 in the Company's 2003 Annual Report. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. However, as required to be disclosed by SFAS No. 148, the following table illustrates the pro forma effect on income and earnings per share if the fair value based method had been applied to the Company's stock option plans.

                                                          For the three months
                                                           ended December 31,
                                                           2003        2002
                                                           ----        ----
Net income, as reported                                  $   852    $   775
Add:  Stock-based compensation expense included in
  reported net income, net of tax                             --         --
Deduct: Compensation expense from stock options,
  determined under fair value based method, net of tax        (9)        (5)
                                                         -------    -------
Pro forma net income                                     $   843    $   770
                                                         =======    =======

Earnings per share:
  Basic - as reported                                    $   .35    $   .30
  Basic - pro forma                                      $   .35    $   .30
  Diluted - as reported                                  $   .33    $   .29
  Diluted - pro forma                                    $   .33    $   .29

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

In  November  2002,  the  Financial   Accounting  Standards  Board  issued  FASB
interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Under FIN 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 was revised in December 2003. This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after March 15, 2004.

In its current form, FIN 46 may require Fidelity Bancorp, Inc. to deconsolidate its investment in FB Statutory Trust II (the Trust) on the March 15, 2004, effective date. The potential deconsolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. If the outcome is that the Trust is no longer included in consolidated results, the Corporation will still meet all regulatory capital requirements.


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

                                                                   Three Months Ended
                                                                       December 31,
                                                                    2003         2002
                                                                   ------        ------
Numerator:
Net Income                                                         $  852        $  775
                                                                   ------        ------
  Numerator for basic and diluted
  earnings per share                                               $  852        $  775
                                                                   ------        ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares                                   2,428         2,588
Effect of dilutive securities:
  Employee stock options                                              149            81
                                                                   ------        ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                                    2,577         2,669
                                                                   ------        ------
Basic earnings per share                                           $  .35        $  .30
                                                                   ------        ------
Diluted earnings per share                                         $  .33        $  .29
                                                                   ------        ------

(5) Securities
    ----------
The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities
- reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses on securities available-for-sale are reported as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized gains of $1.9 million, net of tax, on investments classified as available-for-sale are recorded at December 31, 2003. The Company had no securities classified as trading as of December 31, 2003 and September 30, 2003.

(6) Loans Receivable
    ----------------

         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                                                     December 31,          September 30,
                                                                                         2003                  2003
                                                                                       --------              --------
        First mortgage loans:
                       Conventional:
                           1-4 family dwellings                                        $107,147              $107,122
                           Multi-family dwellings                                         6,116                 5,299
                       Commercial                                                        51,288                46,757
                       Construction:
                           Residential                                                   10,460                10,669
                           Commercial                                                     4,831                 4,539
                                                                                       --------              --------
                                                                                        179,842               174,386
                                                                                       --------              --------
        Less:
                       Loans in process                                                (10,916)               (9,499)
                       Unearned discounts and fees                                        (673)                 (691)
                                                                                       --------              --------
                                                                                        168,253               164,196
                                                                                       --------              --------
        Installment loans:
                       Home equity                                                       66,548                63,777
                       Consumer loans                                                       905                   980
                       Other                                                              2,552                 2,575
                                                                                       --------              --------
                                                                                         70,005                67,332
                                                                                       --------              --------
        Commercial business loans and leases:
                       Commercial business loans                                         33,623                33,776
                       Commercial leases                                                  1,911                 2,199
                                                                                       --------              --------
                                                                                         35,534                35,975
                                                                                       --------              --------

        Less:  Allowance for loan losses                                                (3,114)               (3,091)
                                                                                       --------              --------

                       Loans receivable, net                                           $270,678              $264,412
                                                                                       --------              --------

(7) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the three months ended December 31, 2003 and the fiscal year ended September 30, 2003 are as follows (dollar amounts in thousands):

                                                             December 31,      September 30,
                                                               2003               2003
                                                               ----               ----
Balance at beginning of period                               $ 3,091            $ 3,056
Allowance for loan losses of First Pennsylvania Savings           --                 40
Provision for loan losses                                         50                555
Charge-offs                                                      (44)              (624)
Recoveries                                                        17                 64
                                                             -------            --------
Balance at end of period                                     $ 3,114            $ 3,091
                                                             -------            -------

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

At December 31, 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.4 million compared to $1.3 million at December 31, 2002. Included in the current amount is $704,000 of impaired loans for which the related allowance for loan losses is $47,000, and $1.7 million of impaired loans that as a result of applying impairment tests prescribed under SFAS No. 114, do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended December 31, 2003 was $2.2 million compared to $1.6 million for the same period in the prior year. For the three months ended December 31, 2003, the Company recognized $9,500 of interest income on impaired loans using the cash basis of income recognition. The Company recognized no interest income on impaired loans during the three month period ended December 31, 2002.

(8) Comprehensive Income
    ---------------------
Total comprehensive income amounted to the following for the three months ended December 31 (dollar amounts in thousands):

                                                                       Three Months Ended
                                                                           December 31,
                                                                     ----------------------
                                                                       2003           2002
                                                                     -------         ------
Net Income                                                            $  852          $ 775
Change in unrealized gains (losses) on investment
securities and mortgage-backed securities available for
sale, net of taxes                                                   $  (94)         $(472)
                                                                     -------         ------

Comprehensive income                                                  $  758          $ 303
                                                                      ======          =====

(9) Acquisition
    -----------
On July 12, 2002, the Company and First Pennsylvania Savings Association ("First Pennsylvania) jointly announced the signing of an Agreement and Plan of Merger Conversion, whereby it was agreed that First Pennsylvania would merge with and into the Bank. On September 30, 2002, the agreement was amended to require an offering of stock of the Company to certain members of First Pennsylvania. Pursuant to the amended agreement, First Pennsylvania converted to a Pennsylvania-chartered stock savings institution and simultaneously merged with and into the Bank on December 31, 2002 and the Bank acquired all of the assets and assumed all of the liabilities of First Pennsylvania for no additional consideration. Liabilities assumed exceeded assets acquired by $161,000.
Additionally, in connection with the merger, the Company sold approximately 98,560 shares at $15.93 per share of its common stock to certain members of First Pennsylvania and the Company's employee stock ownership plan in a subscription offering and to the Company's stockholders and certain members of the community in a stockholder and community offering.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of First Pennsylvania have been included in the Company's consolidated financial statements from December 31, 2002. The Company acquired loans with a fair value of approximately $6.8 million, investment and mortgage-backed securities with a fair value of $11.8 million, deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million in the transaction. Goodwill and core deposit intangibles arising from the transaction were approximately $161,000.

(10) Goodwill and Other Intangible Assets - Adoption of Statement 142
     ----------------------------------------------------------------
In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer need to be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted Statement No. 142 as of
October 1, 2002 and, as a result, no longer amortizes goodwill, but will test goodwill for impairment on an annual basis. The Company performed the initial goodwill impairment test during the quarter ended March 31, 2003 and it was determined that no adjustments were required. The following table sets forth net income and earnings per share for the three-month period ended December 31, 2003 and 2002 excluding the effects of goodwill amortization.

                                                            Three months ended
                                                              December 31,
                                                           2003          2002
                                                         -----------------------

Reported net income                                      $   852         $   775
Add back: Goodwill amortization                               --              --
                                                         -------         -------
Adjusted net income                                      $   852         $   775
                                                         -------         -------

Basic earnings per share:
         Reported net income                             $   .35         $   .30
         Goodwill amortization                                --         $    --
                                                         -------         -------
         Adjusted net income                             $   .35         $   .30
                                                         -------         -------

Diluted earnings per share:
         Reported net income                             $   .33         $   .29
         Goodwill amortization                                --         $    --
                                                         -------         -------
         Adjusted net income                             $   .33         $   .29
                                                         -------         -------

(11)     Stockholders' Equity
         --------------------
Certain reclassifications have been made to the components of stockholders' equity as of September 30, 2002. The reclassifications reflect the recording of stock dividends at fair market value instead of par value as previously recorded. The net cumulative effect of the reclassification was to increase additional paid-in capital and to decrease retained earnings by $7.1 million at September 30, 2002.

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

Overview
--------

On December 31, 2002, the Company completed its acquisition of First Pennsylvania Savings Association ("First Pennsylvania"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of First Pennsylvania have been included in the Company's consolidated financial statements from December 31, 2002. The Company acquired loans with a fair value of approximately $6.8 million, investment and mortgage-backed securities with a fair value of $11.8 million, deposits with a fair value of approximately $12.3 million and Federal Home Loan Bank advances with a fair value of approximately $13.9 million in the transaction. Goodwill and other core deposit intangibles arising from the transaction were approximately $161,000. In connection with the merger, the Company raised $1.6 million in proceeds from the issuance of stock to certain members of First Pennsylvania and Fidelity's employee stock ownership plan in a subscription offering and the Fidelity's stockholders and certain members of the community in a stockholder and community offering.

Critical Accounting Policies
----------------------------

Note 1 on pages 10 through 18 of the Company's Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 7 "Allowance for Loan Losses" on page 9 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on page 19 herein and page 52 of the Company's 2003 Annual Report to Shareholders. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Refer also to note 13 "Stock Option Plans" on page 32 of the Company's 2003 Annual

Report to Shareholders. The Company currently has no intentions of adopting the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as well as the amendments to this statement contained in SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123."

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $9.8 million, or 1.6%, to $627.3 million at December 31, 2003 from $617.5 million at September 30, 2003. Significant changes in individual categories include an increase in cash and due from banks of $1.3 million, an increase in interest-earning demand deposits of $2.1 million, an increase in securities held-to-maturity of $2.0 million, an increase in net loans of $6.3 million, and a decrease in securities available-for-sale of $929,000.

Total liabilities of the Company increased $9.3 million, or 1.6%, to $586.6 million at December 31, 2003 from $577.3 million at September 30, 2003. Significant changes include an increase in short-term borrowings of $18.3 million, an increase in advance payments by borrowers for taxes and insurance of $1.2 million, and a decrease in long-term debt of $10.1 million.

Stockholders' equity increased $510,000, or 1.3% to $40.7 million at December 31, 2003, compared to $40.2 million at September 30, 2003. This result reflects net income for the three month period ended December 31, 2003 of $852,000, stock options exercised of $141,000, stock contributed to the Company's Employee Stock Ownership Plan of $117,000, and stock issued under the Dividend Reinvestment Plan of $32,000. Offsetting these increases were common stock cash dividends paid of $292,000, treasury stock purchased of $246,000, and a decrease of accumulated other comprehensive income of $94,000. Accumulated other comprehensive income decreased from September 30, 2003 as a result of changes in the net unrealized gains on the available-for-sale securities due to the fluctuations in interest rates during the current period. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of December 31, 2003 and September 30, 2003 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and foreclosed real estate by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructuring at the dates presented (dollar amounts in thousands).

                                                                            December 31,         September 30,
                                                                              2003                    2003
                                                                              ----                    ----
        Non-accrual residential real estate loans
            (one-to-four family)                                              $  438               $  795

        Non-accrual construction, multi family
            residential and commercial real estate loans                         367                  367

        Non-accrual installment loans                                            561                  615

        Non-accrual commercial business loans                                  1,449                1,151
                                                                              ------               ------

        Total non-performing loans                                            $2,815               $2,928
                                                                              ======               ======

        Total non-performing loans as a percent of
            net loans receivable                                               1.04%                1.11%
                                                                               =====                =====

        Total foreclosed real estate                                            $672                 $675
                                                                                ====                 ====

        Total non-performing loans and foreclosed real estate as a
        percent of total assets                                                 .56%                 .58%
                                                                                ====                 ====

Included in non-performing loans at December 31, 2003 are 15 single-family residential real estate loans totaling $438,000, three commercial real estate loans totaling $367,000, 27 home equity and installment loans totaling $561,000, 13 commercial business loans totaling $1.4 million, and one commercial business lease totaling $19,000.

At December 31, 2003, the Company had an allowance for loan losses of $3.1 million or 1.15% of net loans receivable, as compared to an allowance of $3.1 million or 1.17% of net loans receivable at September 30, 2003. The allowance for loan losses equals 110.6% of non-performing loans at December 31, 2003 compared to 105.6% at September 30, 2003.

Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at December 31, 2003 is reasonable. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
              for the Three Months Ended December 31, 2003 and 2002
              -----------------------------------------------------
Net Income
----------

Net income for the three months ended December 31, 2003 was $852,000 ($.33 per diluted share) compared to $775,000 ($.29 per diluted share) for the same period in 2002, an increase of $77,000 or 9.9 %. The increase reflects an increase in net interest income of $159,000 or 5.5% and a decrease in the provision for loan losses of $280,000 or 84.9%. Partially offsetting these factors was a decrease in other income of $185,000, or 17.6%, an increase in other operating expenses of $175,000 or 6.7%, and an increase in the provision for income taxes of $2,000 or .92%. December 31, 2002 results included, as a component of interest expense, the write-off of $599,000 in unamortized issuance costs related to $10,250,000 of 9.75% trust preferred securities that were called by the Company on November 4, 2002. The 9.75% trust preferred securities were redeemed with the proceeds from a September 2002 offering of $10,000,000 of floating rate trust preferred securities that bore an initial rate of 5.22% through December 26, 2002, and which adjust quarterly thereafter at a rate of 3-Month LIBOR plus 3.40%. The floating rate trust preferred securities' current rate is 4.57%. The 9.75% trust preferred securities were called by the Company and replaced by the floating rate trust preferred securities primarily to take advantage of the current low interest rate environment.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, increased to 2.18% in the three months ended December 31, 2003 from 1.99% in the same period in 2002 as a result of the average yield on total interest earning assets decreasing less than the average rate paid on interest-bearing liabilities. Furthermore, 2002 results include, as a component of interest expense, the write-off of $599,000 in unamortized issuance costs related to $10.25 million of trust preferred securities that were called by the Company on November 4, 2002 (see "Interest Expense" discussion on page 18 herein). This write-off reduced the interest rate spread by 42 basis points from 2.41%, and reduced the net interest margin by 41 basis points from 2.55% for the three months ended December 31, 2002. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                2003              2002
                                                                                ----              ----
        Average yield on:
          Mortgage loans                                                       6.54%              7.45%
          Mortgage-backed securities                                            3.00              4.65
          Installment loans                                                     6.16              7.33
          Commercial business loans and leases                                  6.14              6.63
          Interest -earning deposits with other institutions,
          investment securities, and FHLB stock (1)                             4.42              5.10
                                                                                ----              ----
          Total interest-earning assets                                         5.02              6.19
                                                                                ----              ----
        Average rates paid on:
          Savings deposits                                                      2.21              2.73
          Borrowed funds                                                        3.96              6.73
                                                                                ----              ----
          Total interest-bearing liabilities                                    2.84              4.20
                                                                                ----              ----
        Average interest rate spread                                            2.18%             1.99%
                                                                                =====             =====
        Net yield on interest-earning assets                                    2.24%             2.14%
                                                                                =====             =====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans decreased $1.4 million or 24.7% to $4.3 million for the three months ended December 31, 2003, compared to the same period in 2002. The decrease reflects a decrease in the average loan balance outstanding during 2003 as well as a decrease in the net yield earned on the loan portfolio. Loans with a fair value of approximately $6.8 million were assumed with the acquisition of First Pennsylvania on December 31, 2002. Higher levels of principal repayments have been experienced due to the lower interest rate environment thus accounting for the decrease in the average loan balance during 2003.

Interest on mortgage-backed securities decreased $447,000 or 32.6% to $926,000 for the three-month period ended December 31, 2003, as compared to the same period in 2002. The decrease reflects a decrease in the average yield earned on the portfolio, partially offset by an increase in the average balance of mortgage-backed securities owned in the period. The fair value of mortgage-backed securities acquired from First Pennsylvania on December 31, 2002 was approximately $4.9 million.

Interest on interest-earning deposits with other institutions and investment securities increased $201,000 or 11.7%, for the three months ended December 31, 2003, as compared to the same period in 2002. The increase reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments. Interest-earning deposits of $7.1 million and investment securities of $6.9 million were acquired with the purchase of First Pennsylvania on December 31, 2002.


Interest Expense
----------------

Interest on deposits decreased $387,000 or 15.9% to $2.0 million for the three-month period ended December 31, 2003, as compared to the same period in 2002. The decrease reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of deposits. Deposits of $12.3 million were assumed with the acquisition of First Pennsylvania on December 31, 2002.

Interest on guaranteed preferred beneficial interest in subordinated debt decreased $711,000 for the three months ended December 31, 2003, as compared to the same period in 2002. During the first quarter of fiscal 2003, the Company wrote-off $599,000 in unamortized issuance costs related to $10.25 million of 9.75% trust preferred securities that were called by the Company on November 4, 2002. The write-off of these costs was reported as a component of interest expense. The 9.75% trust preferred securities that were called were replaced in September 2002 with $10.0 million of floating rate trust preferred securities that bore an initial rate of 5.22% through December 26, 2002, and which adjust quarterly thereafter at a rate of 3-month LIBOR plus 3.40%. The floating rate trust preferred securities' current rate is 4.57%. The 9.75% trust preferred securities were called by the Company and replaced by the floating rate trust preferred securities primarily to take advantage of the current low interest rate environment.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, securities sold under agreement to repurchase, and treasury, tax and loan notes, increased $131,000 to $158,000 for the three-month period ended December 31, 2003, as compared to the same period in fiscal 2003. The increase reflects an increase in the average balance of these borrowings, partially offset by a decrease in the average cost of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, decreased $862,000, or 32.1%, to $1.8 million for the three months ended December 31, 2003 as compared to the same period in fiscal 2003. The decrease reflects a decrease in the average balance of the debt, as well as a decrease in the average cost of the debt. FHLB advances with a fair value of approximately $13.9 million were assumed in the First Pennsylvania acquisition on December 31, 2002.

The Company continues to rely on FHLB advances as cost effective wholesale funding sources.


Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Company's net interest income before provision for loan losses increased $159,000 or 5.5% to $3.0 million, for the three month period ended December 31, 2003, as compared to the same period in 2002. The increase in the current fiscal period is attributable to an increased interest rate spread, partially offset by a decrease in net interest-earning assets.


Provision for Loan Losses
-------------------------

The provision for loan losses decreased to $50,000, for the three-month period ended December 31, 2003, as compared to the same period in 2002. At December 31, 2003, the allowance for loan losses decreased $23,000 to $3.11 million from $3.09 million at September 30, 2003. Net loan charge-offs were $27,000 and $367,000 for the three months ended December 31, 2003 and 2002, respectively. A $300,000 commercial business loan was charged-off during the three-month period ending December 31, 2002.

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


Other Income
------------

Total non-interest or other income decreased $185,000 or 17.6% to $866,000, for the three-month period ended December 31, 2003, as compared to the same periods in 2002. Decreases in other income primarily relate to decreased loan service charges and fees, decreased gains on the sale of securities, and decreased gains on the sale of loans.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, decreased $35,000 or 26.5% to $97,000, for the three month period ended December 31, 2003, as compared to the same periods in 2002. The decrease is primarily attributed to a decrease in late charges on loans and a decrease in the collection of title insurance fees on mortgages originated.

Net gains on the sales of investment and mortgage-backed securities was $89,000 for the three month period ended December 31, 2003, as compared to a gain of $227,000 in the same period in 2002. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gain on the sale of loans was $17,000 for the three-month period ended December 31, 2003, as compared to a gain of $107,000 for the same period in 2002. The three-month period ended December 31, 2003 results include the sale of approximately $405,000 of fixed rate, single-family mortgage loans, compared to $6.4 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees increased $33,000 or 10.3% for the three month period ended December 31, 2003, as compared to the same period in 2002. The increase is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts, partially offset by a decrease in the service charges assessed on savings and checking accounts.

Operating Expenses
------------------
Total operating expenses for the three-month period ended December 31, 2003 totaled $2.8 million compared to $2.6 million for the same period in 2002. The increase is due primarily to an increase in compensation and benefits expense, office occupancy and equipment, and depreciation and amortization. The overall increase in operating expense for the current year period reflects the operation of the Troy Hill branch, which was acquired on December 31, 2002, and the Cranberry branch, which was opened in April 2003. These branches were not in operation for the entire prior fiscal period.


Income Taxes
------------

Total income tax expense for the three-month period ended December 31, 2003 was $220,000 compared to $218,000 for the same 2002 period. The effective tax rates for the three-month periods ended December 31, 2003 and 2002 were approximately 20.5% and 22.0%, respectively. The decrease in the effective tax rate is attributed to an increase in tax-exempt income from the corresponding prior year period. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended December 31, 2003 was $1.9 million and $540,000, respectively, compared to $1.6 million and $560,000, respectively, for the three-month period ended December 31, 2002.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2002. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2003, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.39% and total risk-based capital as a percentage of risk-weighted assets of 14.36%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2003, the Company had a Leverage Ratio of 7.42%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2003, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.43% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2003, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.33%.


Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2003, the total of approved loan commitments amounted to $13.6 million. In addition, the Company had $10.9 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $80.7 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                            December 31,   September 30,
                                                              2003            2003
                                                              ----            ----
                                                                  (in thousands)
Commitments to grant loans                                   $13,551         $ 5,595
Unfunded commitments under lines of credit                    27,827          31,832
Financial and performance standby letters of credit              143              93

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2003 for guarantees under standby letters of credit issued is not material.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at December 31, 2003 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as
          Exhibit 13 to the Form 10-K for September 30, 2003.

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

          3.1  Articles of Incorporation (1)
          3.2  Amended Bylaws (2)
          4.1 Rights Agreement dated March 31, 2003 between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
          4.3* Indenture,  dated as of September  26, 2002,  between  Fidelity
               Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association
          4.4* Amended and Restated Declaration of Trust, dated as of September 26, 2002, by and among State Street Bank and Trust Company, National Association, as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and William L. Windisch, Richard G. Spencer and Lisa L. Griffith, as Administrators.
          4.5* Guarantee Agreement, as dated as of September 26, 2002, by and between Fidelity Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association.
          10.1 Employee Stock Ownership Plan, as amended (1)
          10.2 1988 Employee Stock Compensation Program (1)
          10.3 1993 Employee Stock Compensation Program (4)
          10.4 1997 Employee Stock Compensation Program (5)
          10.5 1993 Directors' Stock Option Plan (4)
          10.6 1998 Group Term Replacement Plan (6)
          10.7 1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (6)
          10.8 1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (6)
          10.9 1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (6)
          10.10 Salary Continuation Plan Agreement with Lisa L. Griffith
          10.11 1998 Stock Compensation Plan (7)
          10.12 2000 Stock Compensation Plan (8)
          10.13 2001 Stock Compensation Plan (9)
          10.14 2002 Stock Compensation Plan (10)
          20.1 Dividend Reinvestment Plan (11)
          31.1 Section 302 Certification of Chief Executive Officer
          31.2 Section 302 Certification of Chief Financial Officer
          32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                      -24-
(b)  Reports on Form 8-K

     A Report on Form 8-K was filed on October 22, 2003 reporting under Item 5 the completion of the Company's stock repurchase program originally announced on July 25, 2003, and announcing the approval of a new stock repurchase program to repurchase up to 5% or approximately 121,000 shares.

     A Report on Form 8-K was filed on November 19, 2003 reporting under Item 12 the issuance of an earnings release for the fiscal year ended September 30, 2003.

     A Report on Form 8-K was filed on January 21, 2004 reporting under Item 12 the earnings release for the quarter ended December 31, 2003 and to report a quarterly cash dividend.

     No financial statements were filed with the above reports.


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


                                      -25-


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     FIDELITY BANCORP, INC.



Date:   February 17, 2004     By: /s/ Richard G. Spencer
                                  ----------------------------------------------
                                  Richard G. Spencer
                                  President and Chief Executive Officer


Date:   February 17, 2004     By: /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer