Form 10-Q
period 2004-03-31
FIDELITY BANCORP INC
filed 2004-05-17
CIK 769207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PUSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

     For the quarterly period ended March 31, 2004
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the transition period from ____________________ to ____________________

                         Commission file number 0-22288

                             Fidelity Bancorp, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                         25-1705405
--------------------------------               ---------------------------------
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

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,423,643 shares, par value $0.01, at April 30, 2004
----------------------------------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                              Page
------------------------------                                              ----
Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as
               of March 31, 2004 and  September 30, 2003                     1


               Consolidated Statements of Income for the Three and
               Six Months Ended March 31, 2004 and 2003                      2


               Consolidated Statements of Cash Flows for the Six
               Months Ended  March 31, 2004 and 2003                         3-4


               Consolidated  Statements of Changes in Stockholders'
               Equity for the Six Months Ended March 31, 2004 and 2003       5


               Notes to Consolidated Financial Statements                    6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    22

Item 4.        Controls and Procedures                                       23


Part II - Other Information
---------------------------

Item l.        Legal Proceedings                                             23

Item 2.        Changes in Securities, Use of Proceeds and Issuer
               Purchases of Equity Securities                                23

Item 3.        Defaults Upon Senior Securities                               24

Item 4.        Submission of Matters to a Vote of Security Holders           24

Item 5.        Other Information                                             24

Item 6.        Exhibits and Reports on Form 8-K                           24-25

Signatures                                                                   27

Part I - Financial Information
Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                           March 31,   September 30,
              Assets                                          2004         2003
              ------                                          ----         ----
Cash and due from banks                                    $   8,664    $   7,662
Interest-bearing demand deposits with other institutions         515          330
                                                           ---------    ---------
    Cash and Cash Equivalents                                  9,179        7,992

Securities available-for-sale                                190,218      192,429
  (book value of  $186,271 and $189,382)
Securities held-to-maturity                                  122,597      119,962
  (fair value of $125,118 and $121,652)
Loans held for sale                                              241          286
Loans receivable, net of allowance of $2,967 and $3,091      275,275      264,412
Foreclosed real estate, net                                      876          675
Restricted investments in bank stock, at cost                 10,827       10,447
Office premises and equipment, net                             5,482        5,834
Accrued interest receivable                                    3,345        3,408
Other assets                                                  11,313       12,333
                                                           ---------    ---------
       Total Assets                                        $ 629,353    $ 617,778
                                                           =========    =========
              Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                 $  27,918    $  27,406
      Interest bearing                                       335,705      338,720
                                                           ---------    ---------
          Total Deposits                                     363,623      366,126

   Short-term borrowings                                      60,030       38,101
    Subordinated Notes Payable                                10,310       10,310
   Securities sold under agreement to repurchase               5,302        5,943
   Advance payments by borrowers for taxes and insurance       2,216        1,179
   Other liabilities                                           3,330        3,216
   Long-term debt                                            142,508      152,708
                                                           ---------    ---------
       Total Liabilities                                     587,319      577,583
                                                           ---------    ---------

Stockholders' equity:
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 2,843,042
      and 2,805,291 shares issued, respectively                   28           28
   Paid-in capital                                            29,378       28,960
   Retained earnings                                          17,969       16,388
   Accumulated other comprehensive income                      2,605        2,011
   Treasury stock, at cost - 411,492 and 381,492
     shares                                                   (7,946)      (7,192)
                                                           ---------    ---------
       Total Stockholders' Equity                             42,034       40,195
                                                           ---------    ---------
       Total Liabilities and Stockholders' Equity          $ 629,353    $ 617,778
                                                           =========    =========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                          Three Months Ended      Six Months Ended
                                                               March 31,              March 31,
                                                         -------------------     -----------------
                                                          2004         2003       2003        2004
                                                          ----         ----       ----        ----
Interest income:
   Loans                                                 $  4,340    $  5,298   $  8,671   $ 11,052
   Mortgage-backed securities                               1,172       1,254      2,098      2,627
   Investment securities - taxable                          1,368       1,122      2,677      2,164
   Investment securities - tax-exempt                         578         635      1,192      1,267
   Other
                                                               --          19          1         69
                                                         --------    --------   --------   --------
      Total interest income                                 7,458       8,328     14,639     17,179
                                                         --------    --------   --------   --------
Interest expense:
   Deposits                                                 1,910       2,336      3,951      4,763
   Short-term borrowings                                      187          27        345         54
   Long-term debt                                           1,756       2,565      3,576      5,249
   Subordinated debt                                          122         126        244        963
                                                         --------    --------   --------   --------
      Total interest expense                                3,975       5,054      8,116     11,029
                                                         --------    --------   --------   --------

Net interest income                                         3,483       3,274      6,523      6,150

Provision for loan losses                                      75          75        125        405
                                                         --------    --------   --------   --------

Net interest income after provision for loan losses         3,408       3,199      6,398      5,745
                                                         --------    --------   --------   --------

Other income:
   Loan service charges and fees                               73         103        170        235
   Realized gain on sales of investment securities, net       419         161        508        388
   Gain on sales of loans                                      11          91         28        198
   Deposit service charges and fees                           316         276        671        599
   Other                                                      347         273        658        544
                                                         --------    --------   --------   --------
      Total other income                                    1,166         904      2,035      1,964
                                                         --------    --------   --------   --------

Operating expenses:
   Compensation and benefits                                1,757       1,635      3,522      3,297
   Office occupancy and equipment expense                     275         269        508        460
   Depreciation and amortization                              190         174        387        344
   Net loss on foreclosed real estate                         111          (3)       113          5
   Amortization of intangible assets                           13          14         27         22
   Other                                                      650         626      1,226      1,200
                                                         --------    --------   --------   --------
      Total operating expenses                              2,996       2,715      5,783      5,328
                                                         --------    --------   --------   --------
Income before income tax provision                          1,578       1,388      2,650      2,381
Income tax provision                                          264         314        484        532
                                                         --------    --------   --------   --------
Net income                                               $  1,314    $  1,074   $  2,166   $  1,849
                                                         ========    ========   ========   ========
Basic earnings per common share                          $    .54    $    .40   $    .89   $    .70
                                                         ========    ========   ========   ========
Diluted earnings per common share                        $    .51    $    .39   $    .84   $    .68
                                                         ========    ========   ========   ========
Dividends per common share                               $    .12    $   .109   $    .24   $   .218
                                                         ========    ========   ========   ========

See accompanying notes to unaudited consolidated financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                                 (in thousands)

                                                                                Six Months Ended
                                                                                   March 31,
                                                                               2004        2003
                                                                            --------    --------
Operating Activities:
--------------------
     Net income                                                             $  2,166    $  1,849
     Adjustments  to  reconcile  net income to net cash  provided  by operating activities:
         Provision for loan losses                                               125         405
         Loss on foreclosed real estate                                          113           5
         Depreciation of premises and equipment                                  387         344
         Deferred loan fee amortization                                         (110)       (339)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                787         680
         Amortization of intangibles                                              27          22
         Net gain on sale of securities                                         (508)       (388)
         Net gain on sale of loans                                               (28)       (198)
         Origination of loans held-for-sale                                   (1,167)    (11,114)
         Proceeds from sale of loans held-for-sale                             1,240      11,300
         Decrease in interest receivable                                          63         334
         Increase in prepaid income taxes                                         24         203
         Decrease in interest payable                                           (192)       (434)
         Write-off of unamortized debt issuance costs                             --         599
         Increase in cash surrender value of life insurance policies            (105)       (103)
         Other changes, net                                                    1,369      (1,015)
                                                                            --------    --------
        Net cash provided by operating activities                              4,191       2,150
                                                                            --------    --------
Investing Activities:
--------------------
     Proceeds from sales of investment securities available-for-sale           1,431       9,003
     Proceeds from maturities and principal repayments of
        investment securities available-for-sale                               4,212       7,030
     Purchases of investment securities available-for-sale                   (15,049)    (19,901)
     Proceeds from sales of mortgage-backed securities available-for-sale      9,668          --
     Proceeds from maturities and principal repayments of  mortgage-
        backed securities available-for-sale                                  18,331      32,208
     Purchases of mortgage-backed securities available-for-sale              (15,515)    (41,549)
     Purchases of investment securities held-to-maturity                     (13,902)    (16,564)
     Proceeds from maturities and principal repayments of
        investment securities held-to-maturity                                13,250      10,695
     Purchases of mortgage-backed securities held-to-maturity                (13,753)    (36,503)
     Proceeds from principal repayments of mortgage-backed
       securities held-to-maturity                                            11,524      20,687
     Net (increase) decrease in loans                                        (11,420)     36,293
     Proceeds from sale of other loans                                            --          51
     Proceeds from sale of foreclosed real estate                                 39          --
     Net purchases of FHLB stock                                                (380)        (41)
     Proceeds from sale of office premises and equipment                          30          --
     Additions to office premises and equipment                                  (54)       (420)
  Net cash received in acquisition of First Pennsylvania Savings                  --       7,154
                                                                            --------    --------
  Net cash provided by (used in) investing activities                        (11,588)      8,143
                                                                            --------    --------

Continued on page 4.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D.)
           ------------------------------------------------
                                 (in thousands)

                                                                                      Six Months Ended
                                                                                          March 31,
                                                                                     2004          2003
                                                                                     ----          ----
Financing Activities:
--------------------
Net increase (decrease) in deposits                                                   (2,503)      6,812
Decrease in reverse repurchase agreements                                              (641)       (333)
Net increase (decrease) in short-term borrowings                                     21,929        (871)
Repayments of long-term borrowings                                                  (10,200)    (14,990)
Trust preferred securities retired                                                       --     (10,250)
Proceeds from sale of stock in conjunction with the First PA merger                      --       1,303
Increase in advance payments by borrowers for taxes and insurance                     1,037       1,460
Cash dividends paid                                                                    (585)       (571)
Stock options exercised                                                                 353         163
Proceeds from sale of stock through Dividend Reinvestment Plan                           71          44
Purchase of treasury stock                                                             (877)        (86)


Net cash provided by (used in) financing activities                                   8,584     (17,319)


Increase (decrease) in cash and cash equivalents                                      1,187      (7,026)

Cash and cash equivalents at beginning of period                                      7,992      23,834


Cash and cash equivalents at end of period
                                                                                   $  9,179    $ 16,808
                                                                                   ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                                        $  8,308    $ 10,864
  Income taxes                                                                     $    340    $    524
                                                                                   --------    --------

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

Transfer of loans to foreclosed real estate                                        $    542    $     --
                                                                                   --------    --------

Securities purchased, but not settled                                              $     --    $  3,820
                                                                                   --------    --------

The Company acquired First  Pennsylvania  Savings  Association for $161,000.  In
conjunction  with the acquisition,  the assets acquired and Liabilities  assumed were as follows:
  Fair value of assets acquired                                                    $     --    $ 26,767
                                                                                   --------    --------
  Fair value of liabilities assumed                                                $     --    $(26,928)
                                                                                   --------    --------

  Liabilities assumed in excess of assets acquired                                 $     --    $   (161)
                                                                                   --------    --------


See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      (in thousands, except per share data)

                                                                                           Accumulated
                                                                                              Other
                                                   Additional                              Comprehensive
                                           Common    Paid-in      Treasury     Retained       Income
                                           Stock     Capital       Stock       Earnings     Net of Tax       Total
====================================================================================================================

Balance at September 30, 2002               $  25   $ 22,564     $ (2,358)     $ 19,176      $ 3,173       $ 42,580

Comprehensive income:
     Net income                                                                   1,849                       1,849
     Other comprehensive income,
        net of tax of ($212)                                                                    (411)          (411)
     Reclassification adjustment,
        net of tax of ($132)                                                                    (256)          (256)
                                            -----   --------     --------      --------      -------       --------
Total comprehensive income                     --         --           --         1,849         (667)         1,182

Issuance of stock in connection with
  acquisition of First Pennsylvania                       95        1,208                                     1,303

Cash divdiends declared                                                            (571)                       (571)

Treasury stock purchase - 3,300 shares                                (65)                                      (65)

Sale of stock through Dividend
  Reinvestment Plan                                       44                                                     44

Stock options exercised                        --        184          (21)                                      163
                                            -----   --------     --------      --------      -------       --------
Balance at March 31, 2003                   $  25   $ 22,887     $ (1,236)     $ 20,454     $  2,506       $ 44,636
                                            =====   ========     ========      ========     ========       ========

Balance at September 30, 2003               $  28   $ 28,960     $ (7,192)     $ 16,388      $ 2,011       $ 40,195

Comprehensive income:
     Net income                                                                   2,166                       2,166
     Other comprehensive income,
        net of tax of $479                                                                       929            929
     Reclassification adjustment,
        net of tax of ($173)                                                                    (335)          (335)
                                            -----   --------     --------      --------      -------       --------
Total comprehensive income                     --         --           --         2,166          594          2,760

Cash divdiends declared                                                            (585)                       (585)
Treasury stock purchased -
  35,0000 shares                                                     (877)                                     (877)

Contributions of stock to ESOP
   (5,000 shares)                                         (6)         123                                       117

Sale of stock through Dividend
  Reinvestment Plan                                       71                                                     71

Stock options exercised                                  353           --                                       353
                                            -----   --------     --------      --------      -------       --------

Balance at March 31, 2004                   $  28   $ 29,378     $ (7,946)     $ 17,969     $  2,605       $ 42,034
                                            =====   ========     ========      ========     ========       ========



See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                 MARCH 31, 2004

(1) Consolidation
    -------------

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the "Bank"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2003. The results for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004 or any future interim period.

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

FIN 46 requires Fidelity Bancorp, Inc. to deconsolidate its investment in FB Statutory Trust II (the Trust) on the March 15, 2004, effective date. As a result, the Company's Consolidated Statements of Financial Condition include junior subordinated debt ("Subordinated Notes Payable") and the related interest expense is included as a component of interest expense on Fidelity's Consolidated Statements of Income. Prior to the adoption of FIN 46, the
Company's Consolidated Statements of Financial Condition reported the "Guaranteed Preferred Beneficial Interest in Company's Debentures" in it's Statement of Condition, which represented the trust preferred securities issued by the Trust.

The deconsolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve recently proposed regulations that would allow bank holding companies such as the Corporation to continue to count trust preferred securities towards up to 25% of Tier 1 capital. The Corporation will continue to meet its regulatory capital requirements if the proposal is adopted in its current form.

(4) Stock Based Compensation
    ------------------------

At March 31, 2004, the Company had several stock-based employee and director compensation plans, which are described in Note 13 in the Company's 2003 Annual Report. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. However, as required to be disclosed by SFAS No. 148, the following table illustrates the pro forma effect on income and earnings per share if the fair value based method had been applied to the Company's stock option plans (amounts in thousands, except per share data).

                                                                       For the three months    For the six months
                                                                         ended March 31,         ended March 31,
                                                                       --------------------    -------------------
                                                                         2004         2003       2004       2003
                                                                         ----         ----       ----       ----

Net income, as reported                                                $ 1,314    $ 1,074      $ 2,166    $ 1,849
Add:  Stock-based compensation expense included in
  reported net income, net of tax                                           --         --           --         --
Deduct: Compensation expense from stock options,
  determined under fair value based method, net of tax                    (136)      (116)        (144)      (122)
Pro forma net income                                                   $ 1,178    $   958      $ 2,022    $ 1,727
                                                                       =======    =======      =======    =======
Earnings per share:
  Basic - as reported                                                  $   .54    $   .40      $   .89    $   .70
  Basic - pro forma                                                    $   .48    $   .36      $   .83    $   .65
  Diluted - as reported                                                $   .51    $   .39      $   .84    $   .68
  Diluted - pro forma                                                  $   .46    $   .35      $   .78    $   .63

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

(5) Earnings Per Share
    ------------------

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividend paid on May 28, 2003. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                               Three Months Ended       Six Months Ended
                                                    March 31,              March 31,
                                               -------------------     ------------------
                                                2004        2003        2004        2003
                                               ------      ------      ------      ------
Numerator:
Net Income                                     $1,314      $1,074      $2,166      $1,849
                                               ------      ------      ------      ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares               2,441       2,670       2,434       2,624
Effect of dilutive securities:
  Employee stock options                          145          95         143          91
                                               ------      ------      ------      ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                2,586       2,765       2,577       2,715
                                               ------      ------      ------      ------
Basic earnings per share                       $  .54      $  .40      $  .89      $  .70
                                               ------      ------      ------      ------
Diluted earnings per share                     $  .51      $  .39      $  .84      $  .68
                                               ------      ------      ------      ------

(6) Securities
    ----------

The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities
- reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses on securities available-for-sale are reported as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized gains of $2.6 million, net of tax, on investments classified as available-for-sale are recorded at March 31, 2004. The Company had no securities classified as trading as of March 31, 2004 and September 30, 2003.

(7) Loans Receivable
    ----------------

         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                        March 31,    September 30,
                                                         2004           2003
                                                       ---------      ---------
First mortgage loans:
               Conventional:
                   1-4 family dwellings                $ 101,324      $ 107,122
                   Multi-family dwellings                 11,905          5,299
               Commercial                                 55,743         46,757
               Construction:
                   Residential                             9,906         10,669
                   Commercial                              6,620          4,539
                                                       ---------      ---------
                                                         185,498        174,386
                                                       ---------      ---------
Less:
               Loans in process                          (12,307)        (9,499)
               Unearned discounts and fees                  (667)          (691)
                                                       ---------      ---------
                                                         172,524        164,196
                                                       ---------      ---------
Installment loans:
               Home equity                                67,821         63,777
               Consumer loans                                874            980
               Other                                       2,772          2,575
                                                       ---------      ---------
                                                          71,467         67,332
                                                       ---------      ---------
Commercial business loans and leases:
               Commercial business loans                  32,605         33,776
               Commercial leases                           1,646          2,199
                                                       ---------      ---------
                                                          34,251         35,975
                                                       ---------      ---------

Less:  Allowance for loan losses                          (2,967)        (3,091)
                                                       ---------      ---------

               Loans receivable, net                   $ 275,275      $ 264,412
                                                       ---------      ---------

(8) Allowance for Loan Losses
    -------------------------

Changes in the allowance for loan losses for the six months ended March 31, 2004 and the fiscal year ended September 30, 2003 are as follows (dollar amounts in thousands):

                                                             March 31,    September 30,
                                                              2004           2003
                                                              ----           ----
Balance at beginning of period                               $ 3,091       $ 3,056
Allowance for loan losses of First Pennsylvania Savings           --            40
Provision for loan losses                                        125           555
Charge-offs                                                     (283)         (624)
Recoveries                                                        34            64
                                                             -------       -------
Balance at end of period                                     $ 2,967       $ 3,091
                                                             -------       -------

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

At March 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.4 million compared to $1.8 million at March 31, 2003. Included in the 2004 amount is $720,000 of impaired loans for which the related allowance for loan losses is $40,000, and $1.7 million of impaired loans that as a result of applying impairment tests prescribed under SFAS No. 114, do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended March 31, 2004 was $2.3 million compared to $1.7 million for the same period in the prior year. For the six months ended March 31, 2004, the Company recognized $36,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized no interest income on impaired loans during the six month period ended March 31, 2003.

(9) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three and six month periods ended March 31 (dollar amounts in thousands):

                                                                        Three Months Ended          Six Months Ended
                                                                             March 31,                   March 31,
                                                                        2004          2003           2004       2003
                                                                      ------         ------        ------      -------
Net Income                                                           $ 1,314         $1,074       $ 2,166     $ 1,849
Change in unrealized gains (losses) on investment
securities available for sale, net of taxes
                                                                     $   688         $(195)       $   594     $  (667)
                                                                     -------         ------       -------     -------

Comprehensive income                                                 $ 2,002         $  879       $ 2,760     $ 1,182
                                                                     =======         ======       =======     =======

(10) Acquisition
     -----------

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


(11) Goodwill and Other Intangible Assets
     ------------------------------------

The Company performed its annual goodwill impairment test during the quarter ended March 31, 2004 and it was determined that no adjustments were required.

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

Acquisition
-----------

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

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 7 "Allowance for Loan Losses" on page 9 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on page 19 herein and page 52 of the Company's 2003 Annual Report to Shareholders. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Refer also to note 13 "Stock Option Plans" on page 32 of the Company's 2003 Annual Report to Shareholders. The Company currently has no intentions of adopting the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $11.6 million, or 1.9%, to $629.4 million at March 31, 2004 from $617.8 million at September 30, 2003. Significant changes in individual categories include an increase in cash and due from banks of $1.0 million, an increase in securities held-to-maturity of $2.6 million, an increase in net loans of $10.7 million, and a decrease in securities available-for-sale of $2.2 million.

Total liabilities of the Company increased $9.7 million, or 1.7%, to $587.3 million at March 31, 2004 from $577.6 million at September 30, 2003. Significant changes include an increase in short-term borrowings of $21.9 million, an increase in advance payments by borrowers for taxes and insurance of $1.0 million, a decrease in deposits of $2.5 million, and a decrease in long-term debt of $10.2 million.

Stockholders' equity increased $1.8 million, or 4.6% to $42.0 million at March 31, 2004, compared to $40.2 million at September 30, 2003. This result reflects net income for the six month period ended March 31, 2004 of $2.2 million, stock options exercised of $353,000, stock contributed to the Company's Employee Stock Ownership Plan of $117,000, stock issued under the Dividend Reinvestment Plan of $71,000, and an increase in accumulated other comprehensive income of $594,000. Offsetting these increases were common stock cash dividends paid of $585,000 and treasury stock purchased of $877,000. Accumulated other comprehensive income increased from September 30, 2003 as a result of changes in the net unrealized gains on the available-for-sale securities due to the fluctuations in interest rates during the current period. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of March 31, 2004 and September 30, 2003 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and foreclosed real estate by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructuring at the dates presented (dollar amounts in thousands).

                                                               March 31,   September 30,
                                                                 2004         2003
                                                                 ----        ----
Non-accrual residential real estate loans
    (one-to-four family)                                       $  527       $  795

Non-accrual construction, multi family
    residential and commercial real estate loans                  202          367

Non-accrual installment loans                                     632          615

Non-accrual commercial business loans                           1,676        1,151
                                                               ------       ------

Total non-performing loans                                     $3,037       $2,928
                                                               ======       ======

Total non-performing loans as a percent of
    net loans receivable                                         1.10%        1.11%
                                                               ======       ======

Total foreclosed real estate                                   $  876       $  675
                                                               ======       ======

Total non-performing loans and foreclosed real estate as a
percent of total assets                                           .62%         .58%
                                                               ======       ======


Included in non-performing loans at March 31, 2004 are 6 single-family residential real estate loans totaling $527,000, two commercial real estate loans totaling $202,000, 33 home equity and installment loans totaling $632,000, and 15 commercial business loans totaling $1.7 million.

At March 31, 2004, the Company had an allowance for loan losses of $3.0 million or 1.08% of net loans receivable, as compared to an allowance of $3.1 million or 1.17% of net loans receivable at September 30, 2003. The allowance for loan losses equals 97.7% of non-performing loans at March 31, 2004 compared to 105.6% at September 30, 2003.

Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 2004 is reasonable. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Six Months Ended March 31, 2004 and 2003
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended March 31, 2004 was $1.31 million ($.51 per diluted share) compared to $1.07 million ($.39 per diluted share) for the same period in 2003, an increase of $240,000 or 22.4 %. The increase reflects an increase in net interest income of $209,000 or 6.4%, an increase in other income of $262,000 or 29.0%, and a decrease in the provision for income taxes of $50,000, or 15.9%. Partially offsetting these factors was an increase in other operating expenses of $281,000 or 10.3%.

Net income for the six months ended March 31, 2004 was $2.17 million ($.84 per diluted share) compared to $1.85 million ($.68 per diluted share) for the same period in 2003, an increase of $317,000 or 17.1%. The increase reflects an increase in net interest income of $373,000 or 6.1%, a decrease in the provision for loan losses of $280,000 or 69.1%, an increase in other income of $71,000 or 3.6%, and a decrease in the provision for income taxes of $48,000 or 9.0%. Partially offsetting these factors was an increase in other operating expenses of $455,000 or 8.5%. March 31, 2003 results included, as a component of interest expense, the write-off of $599,000 in unamortized issuance costs related to $10,250,000 of 9.75% trust preferred securities that were called by the Company on November 4, 2002. The 9.75% trust preferred securities were redeemed with the proceeds from a September 2002 offering of $10,000,000 of floating rate trust preferred securities that bore an initial rate of 5.22% through December 26, 2002, and which adjust quarterly thereafter at a rate of 3-Month LIBOR plus 3.40%. The floating rate trust preferred securities' current rate is 4.51%. The 9.75% trust preferred securities were called by the Company and replaced by the floating rate trust preferred securities primarily to take advantage of the current low interest rate environment.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, increased to 2.40% in the three months ended March 31, 2004 from 2.19% in the same period in 2003 as a result of the average yield on total interest earning assets decreasing less than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                    Three Months Ended
                                                                       March 31,
                                                                    2004       2003
                                                                    ----       ----
        Average yield on:
          Mortgage loans                                            6.47%     7.22%
          Mortgage-backed securities                                3.82      3.81
          Installment loans                                         6.00      6.91
          Commercial business loans and leases                      5.83      6.38
          Interest -earning deposits with other institutions,
          investment securities, and FHLB stock (1)                 4.39      4.95
                                                                    ----      ----
          Total interest-earning assets                             5.14      5.75
                                                                    ----      ----
        Average rates paid on:
          Savings deposits                                          2.11      2.60
          Borrowed funds                                            3.80      5.25
                                                                    ----      ----
          Total interest-bearing liabilities                        2.74      3.56
                                                                    ----      ----
        Average interest rate spread                                2.40%     2.19%
                                                                    ====      ====
        Net yield on interest-earning assets                        2.49%     2.38%
                                                                    ====      ====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's tax-equivalent interest rate spread increased to 2.29% in the six months ended March 31, 2004 from 2.10% in the same period in fiscal 2003 as a result of the average yield on total interest earning assets decreasing less than the average rate paid on interest-bearing liabilities. Furthermore, 2003 results include, as a component of interest expense, the write-off of $599,000 in unamortized issuance costs related to $10.25 million of trust preferred securities that were called by the Company on November 4, 2002 (see "Interest Expense" discussion on page 18 herein). This write-off reduced the interest rate spread by 22 basis points from 2.32%, and reduced the net interest margin by 21 basis points from 2.47% for the six months ended March 31, 2003. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                           Six Months Ended
                                                                               March 31,
                                                                        2004              2003
                                                                        ----              ----
Average yield on:
  Mortgage loans                                                       6.50%              7.34%
  Mortgage-backed securities                                            3.39              4.24
  Installment loans                                                     6.09              7.14
  Commercial business loans and leases                                  5.99              6.56
  Interest -earning deposits with other institutions,
  investment securities, and FHLB stock (1)                             4.43              5.03
                                                                        ----              ----
  Total interest-earning assets                                         5.09              5.99
                                                                        ----              ----
Average rates paid on:
  Savings deposits                                                      2.16              2.66
  Borrowed funds                                                        3.87              5.38
                                                                        ----              ----
  Total interest-bearing liabilities                                    2.80              3.89
                                                                        ----              ----
Average interest rate spread                                            2.29%             2.10%
                                                                        =====             =====
Net yield on interest-earning assets                                    2.37%             2.26%
                                                                        =====             =====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans decreased $957,000 or 18.1% to $4.3 million for the three months ended March 31, 2004, compared to the same period in 2003. Interest on loans decreased $2.4 million or 21.5% to $8.7 million for the six months ended March 31, 2004. The decrease for both periods reflects a decrease in the average loan balance outstanding during 2004 as well as a decrease in the net yield earned on the loan portfolio. Loans with a fair value of approximately $6.8 million were assumed with the acquisition of First Pennsylvania on December 31, 2002. Higher levels of principal repayments have been experienced due to the lower interest rate environment; thus, accounting for the decrease in the average loan balance during 2004.

Interest on mortgage-backed securities decreased $82,000 or 6.5% to $1.2 million for the three months ended March 31, 2004, compared to the same period in 2003. The decrease reflects a decrease in the average balance of mortgage-backed securities owned in the period, while the average yield earned on the portfolio was relatively unchanged. Interest on mortgage-backed securities decreased $529,000 or 20.1% to $2.1 million for the six months ended March 31, 2004. The decrease reflects a slight decrease in the average balance of mortgage-backed securities owned in the period as well as a decrease in the average yield earned on the portfolio. The fair value of mortgage-backed securities acquired from First Pennsylvania on December 31, 2002 was approximately $4.9 million.

Interest on interest-earning deposits with other institutions and investment securities increased $170,000 or 9.6% to $1.9 million for the three months ended March 31, 2004, as compared to the same period in 2003. Interest on interest-earning deposits with other institutions and investment securities increased $370,000 or 10.6% to $3.9 million for the six months ended March 31, 2004, as compared to the same period in 2003. The increase for both periods reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments. Interest-earning deposits of $7.1 million and investment securities of $6.9 million were acquired with the purchase of First Pennsylvania on December 31, 2002.

Interest Expense
----------------

Interest on deposits decreased $425,000 or 18.2% to $1.9 million for the three month period ended March 31, 2004, as compared to the same period in 2003. The decrease reflects a decrease in the average cost of the deposits, while the average balance of deposits remained relatively unchanged. Interest on deposits decreased $812,000 or 17.1% to $4.0 million for the six month period ended March 31, 2004, as compared to the same period in 2003. The decrease reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of deposits. Deposits of $12.3 million were assumed with the acquisition of First Pennsylvania on December 31, 2002.

Interest on subordinated debt decreased $4,000 for the three months ended March 31, 2004, as compared to the same period in 2003. Interest on subordinated debt decreased $719,000 for the six months ended March 31, 2004. During the first quarter of fiscal 2003, the Company wrote-off $599,000 in unamortized issuance costs related to $10.25 million of 9.75% trust preferred securities that were called by the Company on November 4, 2002. The write-off of these costs was reported as a component of interest expense. The 9.75% trust preferred securities that were called were replaced in September 2002 with $10.0 million of floating rate trust preferred securities that bore an initial rate of 5.22% through December 26, 2002, and which adjust quarterly thereafter at a rate of 3-month LIBOR plus 3.40%. The floating rate trust preferred securities' current rate is 4.51%. The 9.75% trust preferred securities were called by the Company and replaced by the floating rate trust preferred securities primarily to take advantage of the current low interest rate environment.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, securities sold under agreement to repurchase, and treasury, tax and loan notes, increased $160,000 to $187,000 for the three month period ended March 31, 2004, as compared to the same period in fiscal 2003. Interest on short-term borrowings increase $291,000 to $345,000 for the six month period ended March 31, 2004. The increase for both periods reflects an increase in the average balance of these borrowings, partially offset by a decrease in the average cost of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, decreased $809,000, or 31.5%, to $1.8 million for the three months ended March 31, 2004 as compared to the same period in fiscal 2003. Interest on long-term debt decreased $1.7 million, or 31.9%, to $3.6 million for the six months ended March 31, 2004 as compared to the same period in fiscal 2003. The decrease for both periods reflects a decrease in the average balance of the debt, as well as a decrease in the average cost of the debt. FHLB advances with a fair value of approximately $13.9 million were assumed in the First Pennsylvania acquisition on December 31, 2002.

The Company continues to rely on FHLB advances as cost effective wholesale funding sources.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

The Company's net interest income before provision for loan losses increased $210,000 or 6.4% to $3.5 million, and increased $373,000 or 6.1% to $6.5 million for the three and six month periods ended March 31, 2004, respectively, as compared to the same periods in fiscal 2003. The increase in both fiscal 2004 periods is attributable to an increased interest rate spread, partially offset by a decrease in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses was $75,000 for the three month period ended March 31, 2004 and the three month period ended March 31, 2003. At March 31, 2004, the allowance for loan losses decreased $124,000 to $2.97 million from $3.09 million at September 30, 2003. Net loan charge-offs were $222,000 and $133,000 for the three months ended March 31, 2004 and 2003, respectively. Net loan charge-offs were $249,000 and $500,000 for the six months ended March 31, 2004 and 2003, respectively. A $300,000 commercial business loan was charged-off during the three month period ending December 31, 2002.

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

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Other Income
------------

Total non-interest or other income increased $262,000 or 29.0% to $1.2 million, and increased $71,000 or 3.6% for the three and six month periods ended March 31, 2004, as compared to the same periods in 2003. Increases in other income primarily relate to increased gains on the sales of securities, increased deposit service charges and fees, and increased other operating income, including fees on retail investment sales.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, decreased $30,000 or 29.1% to $73,000, and decreased $65,000 or 27.7% to $170,000 for the three and six month periods ended March 31, 2004, as compared to the same periods in 2003. The decrease is primarily attributed to a decrease in late charges on loans and a decrease in the collection of title insurance fees on mortgages originated, resulting from a decrease in the volume of mortgage loans originated during the applicable periods.

Net gains on the sales of investment and mortgage-backed securities was $419,000 and $508,000 for the three and six month periods ended March 31, 2004, as compared to gains of $161,000 and $388,000 in the same periods in fiscal 2003.
Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gain on the sale of loans was $11,000 and $28,000 for the three and six month periods ended March 31, 2004, as compared to gains of $91,000 and $198,000 for the same periods in fiscal 2003. The six month period ended March 31, 2004 results include the sale of approximately $1.2 million of fixed rate, single-family mortgage loans, compared to $11.1 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees increased $40,000 or 14.5% and $72,000 or 12.0% for the three and six month periods ended March 31, 2004, respectively, as compared to the same periods in fiscal 2003. The increase in both periods is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts, partially offset by a decrease in the service charges assessed on checking accounts.

Operating Expenses
------------------

Total operating expenses for the three month period ended March 31, 2004 totaled $3.0 million compared to $2.7 million for the same period in 2003. Total operating expenses for the six month period ended March 31, 2004 totaled $5.8 million compared to $5.3 million for the same period in fiscal 2003. The increase for both periods is due primarily to an increase in compensation and benefits expense and an increase in net losses on foreclosed real estate. The overall increase in operating expenses for the current periods also reflects the operation of the Troy Hill branch, which was acquired on December 31, 2002, and the Cranberry branch, which was opened in April 2003. These branches were not in operation for the entire prior fiscal periods.

Income Taxes
------------

Total income tax expense for the three month period ended March 31, 2004 was $264,000 compared to $314,000 for the same 2003 period. The effective tax rates for the three month periods ended March 31, 2004 and 2003 were approximately 16.7% and 22.6%, respectively. Total income tax expense for the six month period ended March 31, 2004 was $484,000 compared to $532,000 for the same fiscal 2003 period. The effective tax rates for the six month periods ended March 31, 2004 were approximately 18.3% and 22.3%, respectively. The decrease in the effective tax rate for both periods is attributed to an increase in state tax-exempt income from the corresponding prior year period, partially offset by a decrease in federal tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three month period ended March 31, 2004 was $2.4 million and $519,000, respectively, compared to $2.0 million and $563,000, respectively, for the three month period ended March 31, 2003. State and federal tax-exempt income for the six month period ended March 31, 2004 was $4.3 million and $1.06 million, respectively, compared to $3.6 million and $1.12 million, respectively, for the six month period ended March 31, 2003.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2002. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2004, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.44% and total risk-based capital as a percentage of risk-weighted assets of 14.39%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2004, the Company had a Leverage Ratio of 7.49%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2004, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.43% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2004, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.37%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2004, the total of approved loan commitments amounted to $12.2 million. In addition, the Company had $12.3 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $67.8 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                                       March 31,        September 30,
                                                                         2004                 2003
                                                                         ----                 ----
                                                                             (in thousands)

         Commitments to grant loans                                    $  12,248          $    5,595
         Unfunded commitments under lines of credit                        32,851             31,832
         Financial and performance standby letters of credit                  161                 93

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2004 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as
          Exhibit 13 to the Form 10-K for September 30, 2003.

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


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         ISSUER PURCHASES OF EQUITY SECURITIES

                                                    Total Number of          Maximum Number (or
                    Total                           Shares (or Units)     Approximate Dollar Value
                  Number of         Averfage        Purchased as Part     of Shares (or Units that
                  Shares (or)      Price Paid         of Publicly           May Yet Be Purchased
                    Units)         per Share        Announced Plans            Under the Plans
Period            Purchased        (or Units)         or Programs                or Programs
--------------------------------------------------------------------------------------------------
January               __               __                   __                        __
1-31, 2004

February              __               __                   __                        __
1-29, 2004

March
1-31, 2004          25,000           $25.25               25,000                    86,190

Total               25,000           $25.25               25,000                    86,190


Item 3.   Defaults Upon Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

          On February 10, 2004, the Company held its annual meeting of stockholders and the following items were presented:

          Election of Director Robert F. Kastelic and Director Oliver D. Keefer for a term of 3 years to expire in 2007. Director Kastelic received 1,801,638 votes in favor and 258,498 votes withheld; and Director Keefer received 1,801,638 votes in favor and 258,498 votes withheld.

          There were no abstentions or broker non-votes.

          The terms of the office continued after the meeting: J. Robert Gales, Charles E. Nettrour, Richard G. Spencer, Joanne Ross Wilder, and William L. Windisch.


Item 5.   Other Information

          Not Applicable


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following exhibits are filed as part of this Report.

          3.1      Articles of Incorporation (1)
          3.2      Amended Bylaws (2)
          4.1 Rights Agreement dated March 31, 2003 between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
          4.3  *   Indenture, dated as of September 26, 2002, between Fidelity
                    Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association
          4.4  *   Amended and Restated Declaration of Trust, dated as of
                    September 26, 2002, by and among State Street Bank and Trust Company, National Association, as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and William L. Windisch, Richard G. Spencer and Lisa L. Griffith, as Administrators.
          4.5  *   Guarantee Agreement, as dated as of September 26, 2002, by and between Fidelity Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association.
          10.1     Employee Stock Ownership Plan, as amended (1)
          10.2     1988 Employee Stock Compensation Program (1)
          10.3     1993 Employee Stock Compensation Program (4)
          10.4     1997 Employee Stock Compensation Program (5)
          10.5     1993 Directors' Stock Option Plan (4)
          10.6     1998 Group Term Replacement Plan (6)
          10.7 1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (6)

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

          No financial statements were filed with the above report.

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




                             FIDELITY BANCORP, INC.



Date:   May 17, 2004         By:   /s/ Richard G. Spencer
                                   ---------------------------------------------
                                   Richard G. Spencer
                                   President and Chief Executive Officer


Date:   May 17, 2004         By:   /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer