Form 10-Q
period 2004-06-30
FIDELITY BANCORP INC
filed 2004-08-13
CIK 769207

United States Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004
                                    -------------

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

                                  412-367-3300
                                  ------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock, as of the latest  practicable  date:
              2,668,412 shares, par value $0.01, at July 31, 2004
              ---------------------------------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

                                                                                                      Page
                                                                                                      ----

Part I - Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of June 30, 2004 and
         September 30, 2003                                                                              1

         Consolidated Statements of Income for the Three and Nine Months Ended
         June 30, 2004 and 2003                                                                          2

         Consolidated Statements of Cash Flows for the Nine Months Ended
         June 30, 2004 and 2003                                                                        3-4

         Consolidated  Statements of Changes in Stockholders' Equity for the Nine Months
         Ended June 30, 2004 and 2003                                                                    5

         Notes to Consolidated Financial Statements                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     22

Item 4.  Controls and Procedures                                                                        23


Part II - Other Information
---------------------------

Item l.  Legal Proceedings                                                                              23

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities               23

Item 3.  Defaults Upon Senior Securities                                                                24

Item 4.  Submission of Matters to a Vote of Security Holders                                            24

Item 5.  Other Information                                                                              24

Item 6.  Exhibits and Reports on Form 8-K                                                            24-25

Signatures                                                                                              27


Part I - Financial Information
Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                              June 30,  September 30,
                                                                 2004         2003
                                                                 ----         ----
              Assets
              ------
Cash and due from banks                                      $   9,820    $   7,662
Interest bearing demand deposits with other institutions           466          330
                                                             ---------    ---------
    Cash and Cash Equivalents                                   10,286        7,992

Securities available-for-sale
  (book value of  $186,320 and $189,382)                       186,276      192,429
Securities held-to-maturity
  (fair value of $121,510 and $121,652)                        122,048      119,962
Loans held for sale                                                  -          286
Loans receivable, net of allowance of $2,910 and $3,091        283,588      264,412
Foreclosed real estate, net                                        864          675
Restricted investments in bank stock, at cost                   11,156       10,447
Office premises and equipment, net                               5,353        5,834
Accrued interest receivable                                      3,297        3,408
Other assets                                                    12,879       12,333
                                                             ---------    ---------
       Total Assets                                          $ 635,747    $ 617,778
                                                             =========    =========
              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                   $  29,771    $  27,406
      Interest bearing                                         337,240      338,720
                                                             ---------    ---------
          Total Deposits                                       367,011      366,126

   Short-term borrowings                                        61,994       38,101
   Subordinated Notes Payable                                   10,310       10,310
   Securities sold under agreement to repurchase                 7,391        5,943
   Advance payments by borrowers for taxes and insurance         2,883        1,179
   Other liabilities                                             3,893        3,216
   Long-term debt                                              142,408      152,708
                                                             ---------    ---------
       Total Liabilities                                       595,890      577,583
                                                             ---------    ---------

Stockholders' equity:
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 3,147,266
      and 2,805,291 shares issued, respectively                     31           28
   Paid-in capital                                              35,506       28,960
   Retained earnings                                            12,875       16,388
   Accumulated other comprehensive income (loss)                   (28)       2,011
   Treasury stock, at cost - 479,564 and 381,492 shares         (8,527)      (7,192)
                                                             ---------    ---------
       Total Stockholders' Equity                               39,857       40,195
                                                             ---------    ---------

       Total Liabilities and Stockholders' Equity            $ 635,747    $ 617,778
                                                             =========    =========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                                         Three Months Ended   Nine Months Ended
                                                                                June 30,           June 30,
                                                                                --------           --------
                                                                            2004      2003      2004      2003
                                                                            ----      ----      ----      ----
Interest income:
   Loans                                                                 $ 4,325   $ 5,037   $12,996   $16,089
   Mortgage-backed securities                                              1,121     1,162     3,219     3,789
   Investment securities - taxable                                         1,346     1,138     4,023     3,302
   Investment securities - tax-exempt                                        520       592     1,712     1,859
   Other                                                                       1        11         2        80
                                                                         -------   -------   -------   -------
      Total interest income                                                7,313     7,940    21,952    25,119
                                                                         -------   -------   -------   -------
Interest expense:
   Deposits                                                                1,848     2,219     5,800     6,982
   Short-term borrowings                                                     204        36       549        90
   Long-term debt                                                          1,757     2,457     5,331     7,706
   Subordinated debt                                                         121       126       365     1,089
                                                                         -------   -------   -------   -------
      Total interest expense                                               3,930     4,838    12,045    15,867
                                                                         -------   -------   -------   -------
Net interest income                                                        3,383     3,102     9,907     9,252

Provision for loan losses                                                     75        75       200       480
                                                                         -------   -------   -------   -------

Net interest income after provision for loan losses                        3,308     3,027     9,707     8,772
                                                                         -------   -------   -------   -------
Other income:
   Loan service charges and fees                                             113       160       283       394
   Realized gain on sales of investment securities, net                       67       117       576       505
   Gain on sales of loans                                                     13       145        41       343
   Deposit service charges and fees                                          352       305     1,022       904
   Other                                                                     355       253     1,013       798
                                                                         -------   -------   -------   -------
      Total other income                                                     900       980     2,935     2,944
                                                                         -------   -------   -------   -------
Operating expenses:
   Compensation and benefits                                               1,812     1,646     5,334     4,942
   Office occupancy and equipment expense                                    251       263       759       724
   Depreciation and amortization                                             186       195       573       539
   Net loss on foreclosed real estate                                         33         7       146        12
   Amortization of intangible assets                                          13        14        39        36
   Other                                                                     581       593     1,808     1,793
                                                                         -------   -------   -------   -------
      Total operating expenses                                             2,876     2,718     8,659     8,046
                                                                         -------   -------   -------   -------

Income before income tax provision                                         1,332     1,289     3,983     3,670
Income tax provision                                                         218       290       702       822
                                                                         -------   -------   -------   -------
Net income                                                               $ 1,114   $   999   $ 3,281   $ 2,848
                                                                         =======   =======   =======   =======
Basic earnings per common share                                          $   .42   $   .35   $  1.23   $   .99
                                                                         =======   =======   =======   =======
Diluted earnings per common share                                        $   .40   $   .33   $  1.17   $   .96
                                                                         =======   =======   =======   =======
Dividends per common share                                               $   .12   $  .109   $   .36   $  .327
                                                                         =======   =======   =======   =======

See accompanying notes to unaudited consolidated financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                    Nine Months Ended June 30,
                                                                         2004        2003
                                                                       --------    --------
Operating Activities:
---------------------
     Net income                                                        $  3,281    $  2,848
     Adjustments to reconcile net income to net cash provided  by operating activities:
         Provision for loan losses                                          200         480
         Loss on foreclosed real estate                                     146          12
         Depreciation of premises and equipment                             573         539
         Deferred loan fee amortization                                    (201)       (538)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                         1,150       1,177
         Amortization of intangibles                                         39          36
         Net gain on sale of securities                                    (576)       (505)
         Net gain on sale of loans                                          (41)       (343)
         Origination of loans held-for-sale                              (1,539)    (17,874)
         Proceeds from sale of loans held-for-sale                        1,864      18,515
         Decrease in interest receivable                                    111         698
         Increase in prepaid income taxes                                    18         320
         Decrease in interest payable                                      (211)       (564)
         Write-off of unamortized debt issuance costs                         -         599
         Increase in cash surrender value of life insurance policies       (151)       (155)
         Increase (decrease) in accounts payable                          1,022          (1)
         Other changes, net                                                 104         267
                                                                       --------    --------
        Net cash provided by operating activities                         5,789       5,511
                                                                       --------    --------
Investing Activities:
---------------------

     Proceeds from sales of securities available-for-sale                11,336      11,126
     Proceeds from maturities and principal repayments of
        securities available-for-sale                                    36,020      63,184
     Purchases of securities available-for-sale                         (43,849)    (90,984)
     Purchases of securities held-to-maturity                           (35,640)    (71,356)
     Proceeds from maturities and principal repayments of
        securities held-to-maturity                                      33,174      49,428
     Purchases of bank-owned life insurance policies                          -        (788)
     Net (increase) decrease in loans                                   (19,715)     47,364
     Proceeds from sale of other loans                                        -          51
     Proceeds from sale of foreclosed real estate                            36           -
     Net (purchases) redemptions of FHLB stock                             (709)        429
     Proceeds from sale of office premises and equipment                     30           -
     Additions to office premises and equipment                            (111)       (576)
     Net cash received in acquisition of First Pennsylvania Savings           -       7,154
                                                                       --------    --------

     Net cash (used in) provided by investing activities                (19,428)     13,854
                                                                       --------    --------

Continued on page 4.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)

                                                                                Nine Months Ended June 30,
                                                                                     2004        2003
                                                                                   --------    --------
Financing Activities:
---------------------
Net increase in deposits                                                                885       2,151
Increase in reverse repurchase agreements                                             1,448         382
Net increase in short-term borrowings                                                23,893      21,986
Repayments of long-term borrowings                                                  (10,300)    (41,019)
Trust preferred securities retired                                                        -     (10,250)
Proceeds from sale of stock in conjunction with the First PA merger                       -       1,303
Increase in advance payments by borrowers for taxes and insurance                     1,704       1,994
Cash dividends paid                                                                    (909)       (893)
Stock options exercised                                                                 563         218
Proceeds from sale of stock through Dividend Reinvestment Plan                          107          69
Purchase of treasury stock                                                           (1,458)     (3,159)
                                                                                   --------    --------

Net cash provided by (used in) financing activities                                  15,933     (27,218)
                                                                                   --------    --------

Increase (decrease) in cash and cash equivalents                                      2,294      (7,853)

Cash and cash equivalents at beginning of period                                      7,992      23,834
                                                                                   --------    --------

Cash and cash equivalents at end of period
                                                                                   $ 10,286    $ 15,981
                                                                                   ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                                        $ 12,256    $ 15,760
                                                                                   --------    --------
  Income taxes                                                                     $    600    $    610
                                                                                   --------    --------

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

Transfer of loans to foreclosed real estate                                        $    542    $      -
                                                                                   --------    --------

Securities purchased, but not settled                                              $      -    $  9,757
                                                                                   --------    --------

The Company acquired First  Pennsylvania  Savings  Association for $161.
In conjunction with the acquisition, the assets acquired and Liabilities assumed were as follows:
  Fair value of assets acquired                                                    $      -    $ 26,767
                                                                                   --------    --------
  Fair value of liabilities assumed                                                $      -    $(26,928)
                                                                                   --------    --------

  Liabilities assumed in excess of assets acquired                                 $      -    $   (161)
                                                                                   --------    --------

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
     ----------------------------------------------------------------------
                        (in thousands, except share data)


                                                                                     Accumulated
                                                   Additional                           Other
                                          Common    Paid-in    Treasury   Retained   Comprehensive
                                           Stock    Capital     Stock     Earnings   Income (Loss)    Total
============================================================================================================

Balance at September 30, 2002              $  25     $ 22,564  $ (2,358)  $ 19,176     $ 3,173      $42,580

Comprehensive income:
     Net income                                                              2,848                    2,848
     Other comprehensive income,
       net of tax of $80                                                                   155          155
     Reclassification adjustment,
       net of tax of ($172)                                                               (333)        (333)
                                           -----     --------  --------   --------     -------      -------
Total comprehensive income                    --           --        --      2,848        (178)       2,670

Issuance of stock in connection with                       95     1,208                               1,303
acquisition of First Pennsylvania

10% Stock dividend distribution                3        5,647               (5,650)                       -
 Cash dividends declared                                                      (893)                    (893)

Treasury stock purchased - 146,106                               (3,159)                             (3,159)
shares
 Sale of stock through Dividend
       Reinvestment Plan                                   69                                            69

 Stock options exercised                                  239       (21)                                218
                                           -----     --------  --------   --------     -------      -------

Balance at June 30, 2003                   $  28     $ 28,615  $ (4,330)  $ 15,481    $  2,995      $42,789
                                           =====     ========  =========  ========    ========      =======

Balance at September 30, 2003              $  28     $ 28,960  $ (7,192)  $ 16,388    $  2,011      $40,195

Comprehensive income:
     Net income                                                              3,281                    3,281
     Other comprehensive income,
        net of tax of $479                                                              (1,659)      (1,659)
     Reclassification adjustment,
        net of tax of ($196)                                                              (380)        (380)
                                           -----     --------  --------   --------     -------      -------
Total comprehensive income                    --           --        --      3,281      (2,039)       1,242

Cash dividends declared                                                       (909)                    (909)
Treasury stock purchased -
   59,620 shares                                                 (1,458)                             (1,458)

10% Stock dividend distribution                3        5,882               (5,885)                       -
Contribution of stock to ESOP
  (5,000 shares)                                           (6)      123                                 117

 Sale of stock through Dividend
    Reinvestment Plan                                     107                                           107

 Stock options exercised                                  563         -                                 563
                                           -----     --------  --------   --------     -------      -------

Balance at June 30, 2004                   $  31     $ 35,506  $ (8,527)  $ 12,875     $   (28)     $39,857
                                           =====     ========  =========  ========     =======      =======

     See accompanying notes to unaudited consolidated financial statements.
                                       -5-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                  June 30, 2004

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the "Bank"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2003. The results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004 or any future interim period.

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

FIN 46 required Fidelity Bancorp, Inc. to deconsolidate its investment in FB Statutory Trust II (the Trust) on the March 15, 2004, effective date. As a result, the Company's Consolidated Statements of Financial Condition include junior subordinated debt ("Subordinated Notes Payable") and the related interest expense is included as a component of interest expense on Fidelity's Consolidated Statements of Income. Prior to the adoption of FIN 46, the
Company's Consolidated Statements of Financial Condition reported the "Guaranteed Preferred Beneficial Interest in Company's Debentures" in its Statement of Condition, which represented the trust preferred securities issued by the Trust.

The deconsolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve recently proposed regulations that would allow bank holding companies such as the Company to continue to count trust preferred securities towards up to 25% of Tier 1 capital. The Company will continue to meet its regulatory capital requirements if the proposal is adopted in its current form.

(4) Stock Based Compensation
    ------------------------

At June 30, 2004, the Company had several stock-based employee and director compensation plans, which are described in Note 13 in the Company's 2003 Annual Report. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. However, as required to be disclosed by SFAS No. 148, the following table illustrates the pro forma effect on net income and earnings per share if the fair value based method had been applied to the Company's stock option plans (amounts in thousands, except per share data).

                                                        For the three months    For the nine months
                                                           ended June 30,         ended June 30,
                                                        --------------------    -----------------
                                                           2004        2003       2004      2003
                                                         ---------    ------    -------   -------
Net income, as reported                                  $   1,114    $  999    $ 3,281   $ 2,848
Add:  Stock-based compensation expense included in
  reported net income, net of tax                               --        --         --       --
Deduct: Compensation expense from stock options,
  determined under fair value based method, net of tax         (16)      (10)      (161)    (132)
                                                         ---------    ------    -------   -------
Pro forma net income                                     $   1,098    $  989    $ 3,120   $ 2,716
                                                         =========    ======    =======   =======

Earnings per share:
  Basic - as reported                                    $     .42    $  .35    $  1.23   $   .99
  Basic - pro forma                                      $     .41    $  .35    $  1.17   $   .94
  Diluted - as reported                                  $     .40    $  .33    $  1.17   $   .96
  Diluted - pro forma                                    $     .39    $  .33    $  1.11   $   .92

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

(5) Earnings Per Share
    ------------------
Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividends distributed on May 26, 2004 and May 28, 2003. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                              Three Months Ended           Nine Months Ended
                                                  June 30,                       June 30,
                                                2004     2003                2004     2003
                                               ------   ------              ------   ------
Numerator:
Net Income                                     $1,114   $  999              $3,281   $2,848
                                               ------   ------              ------   ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares               2,669    2,891               2,674    2,883
Effect of dilutive securities:
  Employee stock options                          134      136                 141      112
                                               ------   ------              ------   ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                2,803    3,027               2,815    2,995
                                               ------   ------              ------   ------
Basic earnings per share                       $  .42   $  .35              $ 1.23   $  .99
                                               ------   ------              ------   ------
Diluted earnings per share                     $  .40   $  .33              $ 1.17   $  .96
                                               ------   ------              ------   ------

(6) Securities
    ----------

The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities
- reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses on securities available-for-sale are reported as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses of $28,000, net of tax, on investments classified as available-for-sale are recorded at June 30, 2004. The Company had no securities classified as trading as of June 30, 2004 and September 30, 2003.

(7) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):

                                              June 30,  September 30,
                                                2004         2003
                                             ---------    ---------
First mortgage loans:
               Conventional:
                   1-4 family dwellings      $ 103,119    $ 107,122
                   Multi-family dwellings       12,561        5,299
               Commercial                       54,947       46,757
               Construction:
                   Residential                  21,479       10,669
                   Commercial                    5,756        4,539
                                             ---------    ---------
                                               197,862      174,386
                                             ---------    ---------
Less:
               Loans in process                (20,349)      (9,499)
               Unearned discounts and fees        (639)        (691)
                                             ---------    ---------
                                               176,874      164,196
                                             ---------    ---------
Installment loans:
               Home equity                      69,747       63,777
               Consumer loans                    1,510          980
               Other                             2,964        2,575
                                             ---------    ---------
                                                74,221       67,332
                                             ---------    ---------
Commercial business loans and leases:
               Commercial business loans        33,898       33,776
               Commercial leases                 1,506        2,199
                                             ---------    ---------
                                                35,404       35,975
                                             ---------    ---------

Less:  Allowance for loan losses                (2,910)      (3,091)
                                             ---------    ---------

               Loans receivable, net         $ 283,588    $ 264,412
                                             ---------    ---------

(8) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the nine months ended June 30, 2004 and the fiscal year ended September 30, 2003 are as follows (dollar amounts in thousands):

                                                            June 30,  September 30,
                                                             2004         2003
                                                             ----         ----
Balance at beginning of period                              $3,091      $3,056
Allowance for loan losses of First Pennsylvania Savings         --          40
Provision for loan losses                                      200         555
Charge-offs                                                   (439)       (624)
Recoveries                                                      58          64
                                                            ------       -----
Balance at end of period                                    $2,910       $3,091
                                                            ------       ------

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

The recorded investment in loans that are considered to be impaired under SFAS No. 114 was $3.0 million at June 30, 2004 and at June 30, 2003. Included in the 2004 amount is $363,000 of impaired loans for which the related allowance for loan losses is $22,000, and $2.6 million of impaired loans that as a result of applying impairment tests prescribed under SFAS No. 114, do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended June 30, 2004 was $2.5 million compared to $2.0 million for the same period in the prior year. For the nine months ended June 30, 2004, the Company recognized $72,000 of interest income on impaired loans using the cash basis of income recognition. For the nine months ended June 30, 2003, the Company recognized $98,000 of interest income on impaired loans using the cash basis of income recognition.

(9) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three and nine month periods ended June 30 (dollar amounts in thousands):

                                                    Three Months Ended    Nine Months Ended
                                                          June 30,            June 30,
                                                     2004       2003       2004       2003
                                                    -------    -------    -------    -------
Net Income                                          $ 1,114    $   999    $ 3,281    $ 2,848
Change in unrealized gains (losses) on investment
securities available for sale, net of taxes         $(2,633)   $   489    $(2,039)   $  (178)
                                                    -------    -------    -------    -------

Comprehensive income (loss)                         $(1,519)   $ 1,488    $ 1,242    $ 2,670
                                                    =======    =======    =======    =======

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


(12) Guarantees
     ----------

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.

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

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 8 "Allowance for Loan Losses" on page 10 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on page 19 herein and page 52 of the Company's 2003 Annual Report to Shareholders. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Refer also to note 13 "Stock Option Plans" on page 32 of the Company's 2003 Annual Report to Shareholders. The Company currently has no intentions of adopting the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $18.0 million, or 2.9%, to $635.7 million at June 30, 2004 from $617.8 million at September 30, 2003. Significant changes in individual categories include an increase in cash and due from banks of $2.2 million, an increase in securities held-to-maturity of $2.1 million, an increase in net loans of $19.2 million, and a decrease in securities available-for-sale of $6.2 million.

Total liabilities of the Company increased $18.3 million, or 3.2%, to $595.9 million at June 30, 2004 from $577.6 million at September 30, 2003. Significant changes include an increase in short-term borrowings of $23.9 million, an increase in advance payments by borrowers for taxes and insurance of $1.7 million, an increase in securities sold under agreement to repurchase of $1.4 million, and a decrease in long-term debt of $10.3 million.

Stockholders' equity decreased $338,000, or .8% to $39.9 million at June 30, 2004, compared to $40.2 million at September 30, 2003. This result reflects net income for the nine month period ended June 30, 2004 of $3.3 million, stock options exercised of $564,000, stock contributed to the Company's Employee Stock Ownership Plan of $117,000, and stock issued under the Dividend Reinvestment Plan of $108,000. Offsetting these increases were a decrease in accumulated other comprehensive income(loss) of $2.0 million, common stock cash dividends paid of $909,000, and treasury stock purchased of $1.5 million. Accumulated other comprehensive income decreased from September 30, 2003 as a result of changes in the net unrealized gains on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at June 30, 2004, to be other than temporary. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of June 30, 2004 and September 30, 2003 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and foreclosed real estate by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructuring at the dates presented (dollar amounts in thousands).

                                                             June 30,   September 30,
                                                               2004          2003
                                                               ----          ----
Non-accrual residential real estate loans
    (one-to-four family)                                      $  813       $  795

Non-accrual construction, multi family
    residential and commercial real estate loans               1,168          367

Non-accrual installment loans                                    512          615

Non-accrual commercial business loans                          1,734        1,151
                                                              ------       ------

Total non-performing loans                                    $4,227       $2,928
                                                              ======       ======

Total non-performing loans as a percent of
    net loans receivable                                        1.49%        1.11%
                                                              ======       ======

Total foreclosed real estate                                  $  864       $  675
                                                              ======       ======

Total non-performing loans and foreclosed real estate as a
percent of total assets                                          .80%         .58%
                                                              ======       ======

Included in non-performing loans at June 30, 2004 are 11 single-family residential real estate loans totaling $813,000, 8 commercial real estate loans totaling $1.2 million, 28 home equity and installment loans totaling $512,000, and 15 commercial business loans totaling $1.7 million.

At June 30, 2004, the Company had an allowance for loan losses of $2.9 million or 1.03% of net loans receivable, as compared to an allowance of $3.1 million or 1.17% of net loans receivable at September 30, 2003. The allowance for loan losses equals 68.9% of non-performing loans at June 30, 2004 compared to 105.6% at September 30, 2003. While the allowance for loan losses has decreased, management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of June 30, 2004. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at June 30, 2004 is reasonable. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
            for the Three and Six Months Ended June 30, 2004 and 2003
            ---------------------------------------------------------

Net Income
----------

Net income for the three months ended June 30, 2004 was $1.11 million ($.40 per diluted share) compared to $999,000 ($.33 per diluted share) for the same period in 2003, an increase of $115,000 or 11.5 %. The increase reflects an increase in net interest income of $281,000 or 9.1%,and a decrease in the provision for income taxes of $72,000, or 24.8%. Partially offsetting these factors was a decrease in other income of $80,000 or 8.2%, and an increase in other operating expenses of $158,000 or 5.8%.

Net income for the nine months ended June 30, 2004 was $3.28 million ($1.17 per diluted share) compared to $2.85 million ($.96 per diluted share) for the same period in 2003, an increase of $433,000 or 15.2%. The increase reflects an increase in net interest income of $655,000 or 7.1%, a decrease in the provision for loan losses of $280,000 or 58.3%, and a decrease in the provision for income taxes of $120,000 or 14.6%. Partially offsetting these factors was a decrease in other income of $9,000 or .3%, and an increase in other operating expenses of $613,000 or 7.6%. June 30, 2003 results included, as a component of interest expense, the write-off of $599,000 in unamortized issuance costs related to $10,250,000 of 9.75% trust preferred securities that were called by the Company on November 4, 2002. The 9.75% trust preferred securities were redeemed with the proceeds from a September 2002 offering of $10,000,000 of floating rate trust preferred securities that bore an initial rate of 5.22% through December 26, 2002, and which adjust quarterly thereafter at a rate of 3-Month LIBOR plus 3.40%. The floating rate trust preferred securities' current rate is 4.99%. The 9.75% trust preferred securities were called by the Company and replaced by the floating rate trust preferred securities primarily to take advantage of the current low interest rate environment.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, increased to 2.31% in the three months ended June 30, 2004 from 2.14% in the same period in 2003 as a result of the average yield on total interest earning assets decreasing less than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.


                                                         Three Months Ended
                                                               June 30,
                                                             2004    2003
                                                             ----    ----
   Average yield on:
     Mortgage loans                                          6.31%   7.26%
     Mortgage-backed securities                              3.51    3.48
     Installment loans                                       5.82    6.79
     Commercial business loans and leases                    5.73    6.67
     Interest-earning deposits with other institutions,
     investment securities, and FHLB stock (1)               4.31    4.60
                                                             ----    ----
     Total interest-earning assets                           4.99    5.54
                                                             ----    ----
   Average rates paid on:
     Savings deposits                                        2.03    2.43
     Borrowed funds                                          3.72    5.11
                                                             ----    ----
     Total interest-bearing liabilities                      2.67    3.39
                                                             ----    ----
   Average interest rate spread                              2.31%   2.14%
                                                             =====   =====
   Net yield on interest-earning assets                      2.39%   2.27%
                                                             =====   =====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's tax-equivalent interest rate spread increased to 2.30% in the nine months ended June 30, 2004 from 2.12% in the same period in fiscal 2003 as a result of the average yield on total interest earning assets decreasing less than the average rate paid on interest-bearing liabilities. Furthermore, 2003 results include, as a component of interest expense, the write-off of $599,000 in unamortized issuance costs related to $10.25 million of trust preferred securities that were called by the Company on November 4, 2002 (see "Interest Expense" discussion on page 18 herein). This write-off reduced the interest rate spread by 14 basis points from 2.26%, and reduced the net interest margin by 14 basis points from 2.41% for the nine months ended June 30, 2003. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                             Nine Months Ended
                                                                 June 30,
                                                              2004       2003
                                                              ----       ----
 Average yield on:
   Mortgage loans                                             6.44%      7.33%
   Mortgage-backed securities                                 3.44       4.00
   Installment loans                                          6.00       7.01
   Commercial business loans and leases                       5.88       6.57
   Interest -earning deposits with other institutions,
   investment securities, and FHLB stock (1)                  4.39       4.88
                                                              ----       ----
   Total interest-earning assets                              5.05       5.85
                                                              ----       ----
 Average rates paid on:
   Savings deposits                                           2.12       2.59
   Borrowed funds                                             3.82       5.29
                                                              ----       ----
   Total interest-bearing liabilities                         2.75       3.73
                                                              ----       ----
 Average interest rate spread                                 2.30%      2.12%
                                                              =====      =====
 Net yield on interest-earning assets                         2.37%      2.27%
                                                              =====      =====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans decreased $712,000 or 14.1% to $4.3 million for the three months ended June 30, 2004, compared to the same period in 2003. Interest on loans decreased $3.1 million or 19.2% to $13.0 million for the nine months ended June 30, 2004. The decrease for both periods reflects a decrease in the average loan balance outstanding during 2004 as well as a decrease in the net yield earned on the loan portfolio. Loans with a fair value of approximately $6.8 million were assumed with the acquisition of First Pennsylvania on December 31, 2002. Higher levels of principal repayments have been experienced due to the lower interest rate environment thus accounting for the decrease in the average loan balance during 2004.

Interest on mortgage-backed securities decreased $41,000 or 3.5% to $1.12 million for the three months ended June 30, 2004, compared to the same period in 2003. The decrease reflects a decrease in the average balance of mortgage-backed securities owned in the period, while the average yield earned on the portfolio was relatively unchanged. Interest on mortgage-backed securities decreased $570,000 or 15.0% to $3.2 million for the nine months ended June 30, 2004. The decrease reflects a slight decrease in the average balance of mortgage-backed securities owned in the period as well as a decrease in the average yield earned on the portfolio. The fair value of mortgage-backed securities acquired from First Pennsylvania on December 31, 2002 was approximately $4.9 million.

Interest on interest-earning deposits with other institutions and investment securities increased $126,000 or 7.2% to $1.9 million for the three months ended June 30, 2004, as compared to the same period in 2003. Interest on interest-earning deposits with other institutions and investment securities increased $496,000 or 9.5% to $5.7 million for the nine months ended June 30, 2004, as compared to the same period in 2003. The increase for both periods reflects an increase in the average balance in the portfolio partially offset by a decrease in the yield earned on these investments. Interest-earning deposits of $7.1 million and investment securities of $6.9 million were acquired with the purchase of First Pennsylvania on December 31, 2002.

Interest Expense
----------------

Interest on deposits decreased $371,000 or 16.7% to $1.8 million for the three-month period ended June 30, 2004, as compared to the same period in 2003. The decrease reflects a decrease in the average cost of the deposits, while the average balance of deposits remained relatively unchanged. Interest on deposits decreased $1.2 million or 16.9% to $5.8 million for the nine-month period ended June 30, 2004, as compared to the same period in 2003. The decrease reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of deposits. Deposits of $12.3 million were assumed with the acquisition of First Pennsylvania on December 31, 2002.

Interest on subordinated debt decreased $5,000 for the three months ended June 30, 2004, as compared to the same period in 2003. Interest on subordinated debt decreased $724,000 for the nine months ended June 30, 2004. During the first quarter of fiscal 2003, the Company wrote-off $599,000 in unamortized issuance costs related to $10.25 million of 9.75% trust preferred securities that were called by the Company on November 4, 2002. The write-off of these costs was reported as a component of interest expense. The 9.75% trust preferred securities that were called were replaced in September 2002 with $10.0 million of floating rate trust preferred securities that bore an initial rate of 5.22% through December 26, 2002, and which adjust quarterly thereafter at a rate of 3-month LIBOR plus 3.40%. The floating rate trust preferred securities' current rate is 4.99%. The 9.75% trust preferred securities were called by the Company and replaced by the floating rate trust preferred securities primarily to take advantage of the current low interest rate environment.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, securities sold under agreement to repurchase, and treasury, tax and loan notes, increased $168,000 to $204,000 for the three-month period ended June 30, 2004, as compared to the same period in fiscal 2003. Interest on short-term borrowings increased $459,000 to $549,000 for the nine month period ended June 30, 2004. The increase for both periods reflects an increase in the average balance of these borrowings, partially offset by a decrease in the average cost of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, decreased $700,000, or 28.5%, to $1.8 million for the three months ended June 30, 2004 as compared to the same period in fiscal 2003. Interest on long-term debt decreased $2.4 million, or 30.8%, to $5.3 million for the nine months ended June 30, 2004 as compared to the same period in fiscal 2003. The decrease for both periods reflects a decrease in the average balance of the debt, as well as a decrease in the average cost of the debt. FHLB advances with a fair value of approximately $13.9 million were assumed in the First Pennsylvania acquisition on December 31, 2002.

The Company continues to rely on FHLB advances as cost effective wholesale funding sources.

Net Interest Income
-------------------

The Company's net interest income increased $281,000 or 9.1% to $3.4 million, and increased $655,000 or 7.1% to $9.9 million for the three and nine month periods ended June 30, 2004, respectively, as compared to the same periods in fiscal 2003. The increase in both fiscal 2004 periods is attributable to an increased interest rate spread, partially offset by a decrease in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses was $75,000 for the three-month period ended June 30, 2004 and the three month period ended June 30, 2003. At June 30, 2004, the allowance for loan losses decreased $181,000 to $2.91 million from $3.09 million at September 30, 2003. Net loan charge-offs were $132,000 and $32,000 for the three months ended June 30, 2004 and 2003, respectively. Net loan charge-offs were $381,000 and $532,000 for the nine months ended June 30, 2004 and 2003, respectively. A $300,000 commercial business loan was charged-off during the three-month period ending December 31, 2002.

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

Other Income
------------

Total non-interest or other income decreased $80,000 or 8.2% to $900,000, and decreased $9,000 or .3% to $2.9 million for the three and nine month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. Decreases in other income for the three month periods primarily relate to decreased loan origination fees and service charges, decreased gains on the sales of securities, and decreased gains on the sales of loans; partially offset by increases in deposit service charges and fees, and increased other operating income, including fees on retail investment sales. Total other income for the nine month periods remained relatively unchanged, however fluctuations within other income categories include decreased loan origination fees and service charges, decreased gains on the sales of loans, increased gains on the sales of securities, increased deposit service charges and fees, and increased other operating income, including fees on retail investment sales.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, decreased $47,000 or 29.4% to $113,000, and decreased $111,000 or 28.2% to $283,000 for the three and nine month periods ended June 30, 2004, as compared to the same periods in 2003. The decrease is primarily attributed to a decrease in late charges on loans and a decrease in the collection of title insurance fees on mortgages originated, resulting from a decrease in the volume of mortgage loans originated during the applicable periods.

Net gains on the sales of investment and mortgage-backed securities was $67,000 and $576,000 for the three and nine month periods ended June 30, 2004, as compared to gains of $117,000 and $505,000 in the same periods in fiscal 2003.
Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gain on the sale of loans was $13,000 and $41,000 for the three and nine month periods ended June 30, 2004, as compared to gains of $145,000 and $343,000 for the same periods in fiscal 2003. The nine-month period ended June 30, 2004 results include the sale of approximately $1.8 million of fixed rate, single-family mortgage loans, compared to $18.2 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees increased $47,000 or 15.4% and $118,000 or 13.1% for the three and nine month periods ended June 30, 2004, respectively, as compared to the same periods in fiscal 2003. The increase in both periods is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts.

Operating Expenses
------------------

Total operating expenses for the three-month period ended June 30, 2004 totaled $2.9 million compared to $2.7 million for the same period in 2003. Total operating expenses for the nine month period ended June 30, 2004 totaled $8.7 million compared to $8.0 million for the same period in fiscal 2003. The increase for both periods is due primarily to an increase in compensation and benefits expense and an increase in net losses on foreclosed real estate. The overall increase in operating expenses for the current periods also reflects the operation of the Troy Hill branch, which was acquired on December 31, 2002, and the Cranberry branch, which was opened in April 2003. These branches were not in operation for the entire prior fiscal periods.

Income Taxes
------------

Total income tax expense for the three-month period ended June 30, 2004 was $218,000 compared to $290,000 for the same 2003 period. The effective tax rates for the three-month periods ended June 30, 2004 and 2003 were approximately 16.4% and 22.5%, respectively. Total income tax expense for the nine-month period ended June 30, 2004 was $702,000 compared to $822,000 for the same fiscal 2003 period. The effective tax rates for the nine-month periods ended June 30, 2004 and 2003 were approximately 17.6% and 22.4%, respectively. The decrease in the effective tax rate for the nine month period is primarily attributed to an increase in state tax-exempt income, partially offset by a decrease in federal tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended June 30, 2004 was $1.9 million and $463,000, respectively, compared to $2.0 million and $520,000, respectively, for the three-month period ended June 30, 2003. State and federal tax-exempt income for the nine-month period ended June 30, 2004 was $6.3 million and $1.5 million, respectively, compared to $5.6 million and $1.6 million, respectively, for the nine-month period ended June 30, 2003.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2002. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2004, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.19% and total risk-based capital as a percentage of risk-weighted assets of 14.05%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2004, the Company had a Leverage Ratio of 7.52%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2004, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.57% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2004, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.02%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2004, the total of approved loan commitments amounted to $7.4 million. In addition, the Company had $20.3 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $84.4 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                         June 30, September 30,
                                                           2004        2003
                                                           ----        ----
                                                            (in thousands)

   Commitments to grant loans                            $ 7,443    $ 5,595
   Unfunded commitments under lines of credit             34,399     31,832
   Financial and performance standby letters of credit       161         93

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2004 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as Exhibit 13 to the Form 10-K for September 30, 2003.

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


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         ISSUER PURCHASES OF EQUITY SECURITIES

--------------- ---------------- --------------- ------------------------- ----------------------------------
                                                  Total Number of              Maximum Number (or
                 Total                            Shares (or Units)         Approximate Dollar Value)
                 Number of        Average         Purchased as Part           of Shares (or Units) that
                 Shares (or       Price Paid         of Publicly                May Yet Be Purchased
                 Units)           Per Share       Announced Plans or            Under the Plans or
    Period       Purchased        (or Unit)            Programs                      Programs
--------------- ---------------- --------------- ------------------------- ----------------------------------
April               13,085           $23.56               13,085                        73,105
1-30,
2004
--------------- ---------------- --------------- ------------------------- ----------------------------------
May                  9,957           $24.07               9,957                         63,148
1-31,
2004
--------------- ---------------- --------------- ------------------------- ----------------------------------
June                 1,578           $21.05               1,578                         61,570
1-30,
2004
--------------- ---------------- --------------- ------------------------- ----------------------------------
Total               24,620           $23.61               24,620                        61,570
--------------- ---------------- --------------- ------------------------- ----------------------------------

Item 3.  Defaults Upon Senior Securities

          Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following exhibits are filed as part of this Report.

         3.1   Articles of Incorporation (1)
         3.2   Amended Bylaws (2)
         4.1 Rights Agreement dated June 30, 2003 between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
         4.3* Indenture, dated as of September 26, 2002, between Fidelity Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association
         4.4*  Amended  and  Restated   Declaration   of  Trust,   dated  as  of
               September 26, 2002, by and among State Street Bank and Trust Company, National Association, as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and William L. Windisch, Richard G. Spencer and Lisa L. Griffith, as Administrators.
         4.5* Guarantee Agreement, as dated as of September 26, 2002, by and between Fidelity Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association.
         10.1  Employee Stock Ownership Plan, as amended (1)
         10.2  1988 Employee Stock Compensation Program (1)
         10.3  1993 Employee Stock Compensation Program (4)
         10.4  1997 Employee Stock Compensation Program (5)
         10.5  1993 Directors' Stock Option Plan (4)
         10.6  1998 Group Term Replacement Plan (6)
         10.7 1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (6)
         10.8 1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (6)
         10.9 1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (6)
         10.10 Salary Continuation Plan Agreement with Lisa L. Griffith (2)
         10.11 1998 Stock Compensation Plan (7)
         10.12 2000 Stock Compensation Plan (8)
         10.13 2001 Stock Compensation Plan (9)
         10.14 2002 Stock Compensation Plan (10)
         20.1  Dividend Reinvestment Plan (11)

         31.1  Section 302 Certification of Chief Executive Officer
         31.2  Section 302 Certification of Chief Financial Officer
         32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

          A Report on Form 8-K was filed on April 22, 2004 reporting under Item 12 the earnings release for the quarter ended March 31, 2004 and to report under Item 5 a 10% stock dividend and a quarterly cash dividend.

          No financial statements were filed with the above report.


* Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.

(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 2003.
(3)  Incorporated by reference from Form 8-A filed June 30, 2003.
(4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(6) Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 1998.
(7) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(8) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
(9) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 29, 2002.
(10) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on February 26, 2003.
(11) Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 14, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              FIDELITY BANCORP, INC.



Date:   August 13, 2004       By: /s/ Richard G. Spencer
                                  ----------------------------------------------
                                  Richard G. Spencer
                                  President and Chief Executive Officer


Date:   August 13, 2004       By: /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer