Form 10-K
period 2004-09-30
FIDELITY BANCORP INC
filed 2004-12-29
CIK 769207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended SEPTEMBER 30, 2004
                               ------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________

                         Commission File Number: 0-22288
                                                 -------

                             FIDELITY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                             25-1705405
-----------------------------------                          -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

1009 PERRY HIGHWAY, PITTSBURGH, PENNSYLVANIA                        15237
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:        (412) 367-3300
                                                           --------------
Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                                ----

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock as quoted on the Nasdaq National Market System on March 31, 2004 was $42.8 million. Solely for purposes of this calculation, the term "affiliate" includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant's voting securities.

     As of December 21, 2004, the Registrant had outstanding 2,640,390 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2004. (Part II)

2. Portions of the Registrant's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

================================================================================

                             FIDELITY BANCORP, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                                      INDEX



                                                                            PAGE

                                     PART I

Item 1.     Business..........................................................1
Item 2.     Properties.......................................................30
Item 3.     Legal Proceedings................................................31
Item 4.     Submission of Matters to a Vote of Security Holders..............31

                                     PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.............31
Item 6.     Selected Financial Data..........................................31
Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................31
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......32
Item 8.     Financial Statements and Supplementary Data......................32
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................32
Item 9A.    Controls and Procedures..........................................32
Item 9B.    Other Information................................................32

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...............32
Item 11.    Executive Compensation...........................................33
Item 12.    Security Ownership of Certain Beneficial Owners and Management...33
Item 13.    Certain Relationships and Related Transactions...................33
Item 14.    Principal Accounting Fees and Services...........................33

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules..........................34

SIGNATURES  .................................................................38

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

ITEM 1.  BUSINESS.

     The Company, a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania, provides a full range of banking services through its wholly owned banking subsidiary, Fidelity Bank, PaSB (the "Bank"). The Company conducts no significant business or operations of its own other than holding all the outstanding stock of the Bank. Because the primary activities of the Company are those of the Bank, references to the Bank used throughout this document, unless the context indicates otherwise, generally refer to the consolidated entity.

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

     The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh. The Bank, incorporated in 1927, conducts business from thirteen full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank's wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank's fixed-rate residential mortgage loan portfolio which may include engaging in mortgage securitization transactions. Total assets of FBIC, Inc. as of September 30, 2004 amounted to $83.0 million.

     The Company's executive offices are located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237 and its telephone number is (412) 367-3300. The Company maintains a website at www.fidelitybancorp-pa.com.
                               --------------------------
COMPETITION

     The Bank is one of many financial institutions serving its market area. The competition for deposit products and loan originations comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Bank's market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Based on data compiled by the FDIC, the Bank had a 0.70% share of all FDIC-insured deposits in the Pittsburgh Metropolitan Statistical Area as of June 30, 2004, the latest date for such data as available, ranking it 16th among 64 FDIC-insured institutions. This data does not reflect deposits held by credit unions with which the Bank also competes.

     LENDING ACTIVITIES. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                          AT SEPTEMBER 30,
                                               ---------------------------------------------------------------------
                                                       2004                     2003                   2002
                                               -------------------       ------------------     ------------------
                                                   $           %              $          %         $           %
                                               --------      -----       --------     -----     --------     -----
                                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential:
    Single-family (1-4 units)..............    $109,991       34.7%      $107,122      38.6%    $169,849      51.5%
    Multi-family (over 4 units).............     12,191        3.8          5,299       1.9        7,217       2.2
  Construction:
    Residential.............................     23,968        7.6         10,669       3.9       11,372       3.4
    Commercial..............................     12,463        3.9          4,539       1.6        8,205       2.5
  Commercial................................     50,334       15.9         46,757      16.8       29,036       8.8
       Total real estate loans..............    208,947       65.9        174,386      62.8      225,679      68.4
Installment loans...........................     75,990       24.0         67,332      24.2       61,872      18.8
Commercial business loans and leases........     32,082       10.1         35,975      13.0       42,258      12.8
                                               --------      -----       --------     -----     --------     -----
       Total loans receivable...............    317,019      100.0%       277,693     100.0%     329,809     100.0%
                                                             =====                    =====                  =====
Less:
  Loans in process..........................    (23,409)                   (9,499)                (9,065)
  Unamortized discounts and fees............       (612)                     (691)                (1,368)
  Allowance for loan losses.................     (2,609)                   (3,091)                (3,056)
                                               --------                  --------               --------
       Net loans receivable.................   $290,389                  $264,412               $316,320
                                               ========                  ========               ========


                                                            AT SEPTEMBER 30,
                                               ------------------------------------------
                                                       2001                 2000
                                                ------------------   -------------------
                                                   $          %         $            %
                                                --------    -----    --------      -----
                                                          (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential:
    Single-family (1-4 units)..............     $189,626     57.5%   $207,853       59.6%
    Multi-family (over 4 units).............       6,400      2.0       5,282        1.5
  Construction:
    Residential.............................       4,577      1.4       3,972        1.1
    Commercial..............................       4,706      1.4       6,928        2.0
  Commercial................................      23,775      7.2      22,706        6.5
       Total real estate loans..............     229,084     69.5     246,741       70.7
Installment loans...........................      67,725     20.5      68,614       19.7
Commercial business loans and leases........      32,834     10.0      33,584        9.6
                                                --------    -----    --------      -----
       Total loans receivable...............     329,643    100.0%    348,939      100.0%
                                                            =====                  =====
Less:
  Loans in process..........................      (6,341)              (6,558)
  Unamortized discounts and fees............      (1,831)              (2,033)
  Allowance for loan losses.................      (2,871)              (2,910)
                                                --------             --------
       Net loans receivable.................    $318,600             $337,438
                                                ========             ========

     LOAN PORTFOLIO SENSITIVITY. The following table sets forth the estimated maturity of the Company's loan portfolio at September 30, 2004. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $96.0 million for the year ended September 30, 2004. All loans are shown as maturing based on contractual maturities. Demand loans and loans which have no stated maturity are shown as due in one year or less.

                                                        DUE         DUE AFTER          DUE
                                                       WITHIN       1 THROUGH         AFTER
                                                       1 YEAR        5 YEARS         5 YEARS          TOTAL
                                                       ------       ---------        --------         -----
                                                                           (IN THOUSANDS)
Real estate loans:
   Residential ...................................     $   318      $  3,081        $118,783        $122,182
   Commercial ....................................         361         6,785          43,188          50,334
   Construction...................................       1,729         4,703          29,999          36,431
Installment loans.................................      16,772         9,550          49,668          75,990
Commercial business loans and leases..............       9,863        14,708           7,511          32,082
                                                       -------       -------        --------        --------
          Total...................................     $29,043       $38,827        $249,149        $317,019
                                                       =======       =======        ========        ========

     The following table sets forth the dollar amount of all loans at September 30, 2004, due after September 30, 2005, which have fixed interest rates and floating or adjustable interest rates.

                                                             FIXED             FLOATING OR
                                                             RATES           ADJUSTABLE RATES      TOTAL
                                                             -----           ----------------      -----
                                                                            (IN THOUSANDS)
Real estate loans:
   Residential ......................................       $ 72,973              $ 48,891        $121,864
   Commercial .......................................         10,569                39,404          49,973
   Construction......................................          7,474                27,228          34,702
Installment loans....................................         52,181                 7,037          59,218
Commercial business loans and leases.................         10,895                11,324          22,219
                                                            --------              --------        --------
         Total.......................................       $154,092              $133,884        $287,976
                                                            ========              ========        ========

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

     RESIDENTIAL REAL ESTATE LENDING. The Bank concentrates its lending activities on the origination of loans and to a lesser extent the purchase of loan participations secured primarily by first mortgage liens on existing single-family residences. At September 30, 2004, real estate lending included $122.2 million of residential loans, $24.0 million of residential construction loans, $50.3 million of commercial real estate loans, and $12.5 million of commercial construction loans.

     The Bank originates single-family residential loans and residential construction loans which provide for periodic interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15 or 30-year terms and interest rates which adjust every one, three, five or ten years generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of the applicable time period. There is generally a two percentage point cap or limit on any increase or decrease in the interest rate per year with a five or six percentage point limit on the amount by which the interest can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2004 approximately $117.6 million or 56.3% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for adjustable rates of interest.

     The Bank also originates fixed-rate, single-family residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2004, approximately $91.3 million or 43.7% of the mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, adjustable-rate, and conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average life of such loans.

     The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $333,700 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $333,700. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

     The Bank also, in recent years, has developed single-family residential mortgage loan programs targeted to the economically disadvantaged and minorities in the Bank's primary lending area. Under these programs, the Bank will lend up to 97% of the appraised value of the property securing the loan as well as reducing the closing costs the borrower is normally required to pay. The Bank does not believe that these loans pose a significantly greater risk of non-performance than similar single-family residential mortgage loans underwritten using the Bank's normal criteria.

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

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 2004, the Bank's portfolio included $50.3 million of commercial real estate, and $12.2 million of multi-family residential real estate loans.

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

     Commercial and multi-family mortgage loans generally are considered to entail significantly greater risk than one- to four-family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, non-residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

     CONSTRUCTION LENDING. The Bank also engages in loans to finance the construction of one-to-four family dwellings. This activity is generally limited to individual units and may, to a limited degree, include speculative construction by developers. The inspections, for approval of payment vouchers, are performed by third parties and are based on stages of completion. Applications for construction loans primarily are received from former borrowers and builders who have worked with the Bank in the past.

     Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties. If the estimate of construction cost proves to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

     INSTALLMENT LENDING. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2004, home equity loans amounted to $71.5 million or 94.2% of the Bank's total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed rates for terms of up to 15 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

     Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 2004, these loans amounted to $1.7 million, which represented 2.3% of the Bank's total installment loan portfolio. At September 30, 2004, motor vehicle loans amounted to $146,000 and unsecured loans and loans secured by property other than real estate amounted to $1.6 million.

     The Bank also makes other types of installment loans such as savings account loans, personal lines of credit and overdraft loans. At September 30, 2004, these loans amounted to $2.7 million or 3.5% of the total installment loan portfolio. That total consisted of $842,000 of savings account loans, $1.8 million of personal lines of credit and $26,000 of overdraft loans.

     Consumer and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings. However, such loans generally provide a greater rate of return, and the Bank underwrites the loans in conformity to standards adopted by its Board of Directors.

     COMMERCIAL BUSINESS LOANS AND LEASES. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At September 30, 2004, these loans amounted to $30.9 million or 10.6% of the total net loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2004, commercial leases amounted to $1.2 million or 0.4% of the total net loan portfolio.

     LOAN SERVICING AND SALES. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank recognized loan servicing fees of $550 for the year ended September 30, 2004. As of September 30, 2004, loans serviced for others totaled $2,000.

     The Bank charges loan origination fees which are calculated as a percentage of the amount loaned. The fees received in connection with the origination of conventional, single-family, residential real estate loans have generally amounted to one to three points (one point being equivalent to 1% of the principal amount of the loan). In addition, the Bank typically receives fees of one half to one point in connection with the origination of conventional, multi-family residential loans and commercial real estate loans. Loan fees and certain direct costs are deferred, and the net fee or cost is amortized into income using the interest method over the expected life of the loan.

     The Bank sells fixed-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank's loan portfolio. For the year ended September 30, 2004, the Bank sold $2.2 million of fixed-rate mortgage loans.

     LOAN APPROVAL AUTHORITY AND UNDERWRITING. Applications for all types of loans are taken at the Bank's home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee, consisting of the Chairman, President, Executive Vice President and Chief Lending Officer, to approve first mortgages on single-family residences of up to $750,000, commercial  first  mortgages of up to  $750,000,  home equity of up to $300,000, secured consumer of up to $75,000, unsecured consumer of up to $50,000 and commercial loans up to $500,000. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank's President to approve first mortgages on single-family residences, commercial first mortgages, home equity, secured consumer, unsecured consumer and commercial loans up to the FNMA conforming loan limit (currently $333,700), $200,000, $200,000, $75,000, $50,000, and $200,000, respectively. The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President has delegated to the Executive Vice President and Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $75,000, $75,000, and $50,000, respectively; to approve first mortgage one-to-four family loans up to the FNMA conforming loan limit (currently $333,700); to approve home equity loans up to $200,000 if the amount of the loan plus prior indebtedness is not in excess of a 80% loan-to-value ratio; to approve home equity loans up to $100,000 if the amount of the loan plus prior indebtedness is in excess of 80%; to approve commercial loans up to $200,000; to approve education loans up to levels approved by the Pennsylvania Higher
Education Assistance Agency; and to approve checking account overdraft protection loans that conform to the parameters of the program.

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

     When an insured depository institution classifies problem assets as either "substandard" or "doubtful," it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as "loss," it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its allowances is subject to review by the FDIC which may order the establishment of additional loss allowances.

     Included in nonperforming loans at September 30, 2004 are nine single-family residential real estate loans totaling $777,000, three commercial real estate loans totaling $269,000, 31 home equity and installment loans totaling $530,000, and 20 commercial business loans totaling $2.1 million. Certain other loans, while performing as of September 30, 2004, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2004, included one single-family residential real estate loan totaling $41,000; one commercial real estate loan totaling $75,000; four equity loans totaling $142,000 and four commercial business loans totaling $402,000. While these loans are currently performing, they have been classified for one of the following reasons: other loans to the borrower are non-performing; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan is past its contractual maturity date and pending renewal (commercial time notes and commercial lines of credit). See "-- Nonperforming Loans and Foreclosed Real Estate."

     At September 30, 2003 non-accrual loans consisted of 15 single-family residential real estate loans totaling $795,000, three commercial real estate loans totaling $367,000, 30 home equity and installment loans totaling $615,000, and 12 commercial business loans totaling $1.2 million. Certain other loans, while performing as of September 30, 2003, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2003, included one single-family residential real estate loan totaling $91,000; two commercial real estate loans totaling $727,000; and thirteen commercial business loans totaling $2.1 million. Such non-performing loans consisted of all substandard, doubtful and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

     At September 30, 2002, non-accrual loans consisted of nine single family residential real estate loans totaling $515,000, three commercial real estate loans totaling $408,000, 23 home equity and installment loans totaling $273,000, and 17 commercial business loans totaling $1.5 million. Such non- performing loans consisted of all substandard, doubtful and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

     At September 30, 2001, non-accrual loans consisted of four one-to-four family residential real estate loans totaling $110,000, six commercial real estate loans totaling $814,000, 29 installment loans totaling $242,000, and ten commercial business loans totaling $1.2 million. Such non-performing loans consisted of all substandard, doubtful and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

     At September 30, 2000, non-accrual loans consisted of ten one-to-four family residential real estate loans totaling $520,000, seven commercial real estate loans totaling $624,000, 60 installment loans totaling $762,000, and seven commercial business loans totaling $55,000. Such non-performing loans consisted of all substandard, doubtful, and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

     The  following  table  sets  forth  the  Company's   classified  assets  in
accordance with its classification system.

                                                           AT SEPTEMBER 30,
                                     ----------------------------------------------------------------
                                      2004          2003          2002          2001          2000
                                     ------        ------        ------         ------        ------
                                                            (IN THOUSANDS)
Special Mention..............        $3,269        $  709        $  768         $  559        $  872
Substandard..................         4,270         5,862         2,609          2,176         1,871
Doubtful.....................            14             6            45            142            72
Loss.........................            23            23             3             30            18
                                     ------        ------        ------         ------        ------
                                     $7,576        $6,600        $3,425         $2,907        $2,833
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

     The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated. The Company had no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated. The Company had accruing loans past due 90 days or more of $481,000, $1.9 million and $2.7 million at September 30, 2004, 2003 and 2002, respectively. Such loans consisted of commercial lines of credit which were outstanding past their contractual maturity dates. In each case, such loans were otherwise current in accordance with their terms and the Company does not consider them nonperforming. The recorded investment in loans that are considered to be impaired under SFAS 114, as amended by SFAS 118, was $2.4 million at September 30, 2004, for which the related allowance for credit losses was $43,000. Interest income that would have been recorded and collected on loans accounted for on a nonaccrual basis under the original terms of such loans was $184,000 for the year ended September 30, 2004. During the year ended September 30, 2004, $75,000 in interest income was recorded on such loans.

                                                                                AT SEPTEMBER 30,
                                                     ------------------------------------------------------------------
                                                       2004           2003            2002          2001          2000
                                                     ------         ------          ------        ------        ------
                                                                            (DOLLARS IN THOUSANDS)
Nonaccrual residential real
  estate loans (1-4 family)................          $  777        $   795         $   515       $   110       $   520
Nonaccrual construction, multi-
  family residential and
  commercial real estate...................             269            367             408           814           624
Nonaccrual installment loans...............             530            615             273           242           762
Nonaccrual commercial business
  loans and leases.........................           2,070          1,151           1,461         1,182            55
                                                     ------         ------          ------        ------        ------
Total nonperforming loans..................          $3,646         $2,928          $2,657        $2,348        $1,961
                                                     ======         ======          ======        ======        ======
Total nonperforming loans as a
  percent of total loans receivable........            1.15%          1.05%           0.81%         0.71%         0.56%
                                                     ======         ======          ======        ======        ======

Total foreclosed real estate, net..........          $1,517        $   675         $   658       $   314       $   181
                                                     ======         ======          ======        ======        ======
Total nonperforming loans and
  foreclosed real estate as a
  percent of total assets..................           0.82%          0.58%           0.54%         0.48%         0.39%
                                                     ======         ======          ======        ======        ======

     At September 30, 2004, the Company had no loans not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present repayment terms.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                         YEAR ENDED SEPTEMBER 30,
                                                          -----------------------------------------------------------------
                                                           2004            2003            2002        2001          2000
                                                          ------          ------         ------       ------        -------
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period..................          $3,091          $3,056         $2,871       $2,910        $2,477
Allowance for loan losses
  of Pennwood Bancorp, Inc......................              --              --             --           --           358
Allowance for loan losses of
  Carnegie Financial Corporation................              --              --            204           --            --
Allowance for loan losses of First
  Pennsylvania Savings Association..............              --              40             --           --            --
Provision for loan losses.......................             275             555            400          475           470
Charge-offs:
  Residential real estate.......................             (70)            (15)           (32)         (14)          (12)
  Commercial real estate........................            (334)             --            (81)         (95)         (165)
  Installment...................................            (222)           (125)          (130)        (428)         (181)
  Commercial....................................            (193)           (484)          (277)        (108)          (67)
                                                          ------          ------         ------       ------        -------
      Total.....................................            (819)           (624)          (520)        (645)         (425)
Recoveries:
  Residential real estate.......................              --               3              4           --            --
  Commercial real estate........................              --              --             10           96            --
  Installment...................................              30              10             26           25            15
  Commercial....................................              32              51             61           10            15
                                                          ------          ------         ------       ------        -------
      Total.....................................              62              64            101          131            30
Net charge-offs.................................            (757)           (560)          (419)        (514)         (395)
                                                          ------          ------         ------       ------        -------
Balance at end of period........................          $2,609          $3,091         $3,056       $2,871        $2,910
                                                          ======          ======         ======       ======        ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period.................           0.27%           0.19%          0.13%        0.15%         0.13%
                                                          ======          ======         ======       ======        ======

         ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                             AT SEPTEMBER 30,
                                                -------------------------------------------------------------------------------
                                                        2004                        2003                        2002
                                                --------------------       ---------------------        --------------------
                                                   $             %            $             %             $             %
                                                ------         -----       ------         -----         ------         -----
                                                                           (DOLLARS IN THOUSANDS)
Residential real estate loans...........        $  395          36.2%     $   659          40.5%       $   917          53.7%
Commercial real estate loans............           714          18.2          905          16.8            624           8.8
Construction loans......................           234          11.5          149           5.5            146           5.9
Installment loans.......................           389          24.0          461          24.2            488          18.8
Commercial business loans and
   leases...............................           877          10.1          917          13.0            881          12.8
                                                ------         -----       ------         -----         ------         -----
       Total............................        $2,609         100.0%      $3,091         100.0%        $3,056         100.0%
                                                ======         =====       ======         =====         ======         =====

                                                                  AT SEPTEMBER 30,
                                                ---------------------------------------------------
                                                           2001                        2000
                                                 ---------------------        ---------------------
                                                    $             %             $              %
                                                 ------          -----        ------          -----
                                                                (DOLLARS IN THOUSANDS)
Residential real estate loans...........         $1,176           59.5%      $   986           61.1%
Commercial real estate loans............            246            7.2           219            6.5
Construction loans......................             60            2.8            50            3.1
Installment loans.......................            483           20.5           706           19.7
Commercial business loans and
   leases...............................            906           10.0           949            9.6
                                                 ------          -----        ------          -----
       Total............................         $2,871          100.0%       $2,910          100.0%
                                                 ======          =====        ======          =====


INVESTMENT ACTIVITIES

     The Bank is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the FDIC during its regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

     Current regulatory and accounting guidelines regarding securities (including mortgage backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." At September 30, 2004, the Bank had securities classified as "held to maturity" and "available for sale" in the amount of $109.3 million and $186.1 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2004, the Company's securities available for sale had an amortized cost of $184.3 million and fair value of $186.1 million. The changes in fair value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available for sale do not affect our income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     At September 30, 2004, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) municipal obligations; (iv) mortgage-backed securities and collateralized mortgage obligations; (v) banker's acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds and commercial paper; (viii) real estate mortgage investment conduits; (ix) equity securities, and mutual funds; and (xi) trust preferred securities. The Board of Directors may authorize additional investments.

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

INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO

INVESTMENT SECURITIES

     The following tables set forth the composition and amortized cost of the Bank's investment and mortgage-backed securities at the dates indicated.

                                                                              AT SEPTEMBER 30,
                                                                     --------------------------------------
                                                                      2004            2003           2002
                                                                     --------       --------        -------
                                                                                (IN THOUSANDS)
Available-for-sale:
   U.S. government and agency................................        $ 42,282        $46,479        $22,030
   Municipal obligations.....................................          16,772         30,451         36,039
   Corporate obligations.....................................          12,237         18,259         17,321
   Mutual funds(1)...........................................          10,364          9,646          4,533
   FreddieMac preferred stock................................           1,409          1,409          1,519
   Equity securities.........................................           3,118          1,228          1,262
   Trust preferred securities................................          23,910         11,212          4,601
                                                                     --------       --------        -------
      Total..................................................        $110,092       $118,684        $87,305
                                                                     ========       ========        =======
Held-to-maturity:
   U.S. government and agency................................        $ 22,973      $  33,040        $13,801
   Municipal obligations.....................................          23,070         21,153         17,389
   Corporate obligations.....................................           6,739          7,000          8,008
                                                                     --------       --------        -------
      Total..................................................        $ 52,782      $  61,193        $39,198
                                                                     ========       ========        =======

_________
(1) Consists of investment in the Asset Management Fund ARM Fund, Access Capital Fund, and Legg Mason Value Trust Fund.

     At September 30, 2004, non-U.S. Government and U.S. Government agency securities that exceeded ten percent of stockholders' equity are as follows. The Asset Management Fund ARM Fund invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises or which are rated in the two highest investment grades. The Asset Management Fund ARM Fund is rated AAA by Standard & Poor's.


            ISSUER                              BOOK VALUE       MARKET VALUE
            ------                              ----------       ------------
                                                      (IN THOUSANDS)
The Asset Management Fund ARM Fund               $9,766            $9,649
                                                 ======            ======

MORTGAGE-BACKED SECURITIES

                                                                     AT SEPTEMBER 30,
                                                          -----------------------------------------
                                                           2004            2003              2002
                                                          -------         -------           -------
                                                                     (IN THOUSANDS)
Available-for-sale:
  GinnieMae...................................            $ 4,811        $  8,525           $10,450
  FannieMae.....................................           35,152          31,159            18,756
  FreddieMac....................................           15,337           9,623            11,326
  GinnieMae Remic...............................               --           1,480             1,236
  FannieMae Remic...............................            3,559           8,018             3,102
  FreddieMac Remic.............................             9,426           9,252            17,729
  Collateralized mortgage obligations...........            5,924           2,641             7,672
                                                          -------         -------           -------
        Total...................................          $74,209         $70,698           $70,271
                                                          =======         =======           =======
Held-to-maturity:
  GinnieMae.....................................          $ 1,578         $ 2,485          $  2,050
  FannieMae.....................................           19,506          13,459            13,158
  FreddieMac....................................           14,240          10,586            12,518
  GinnieMae Remic...............................               --              36               678
  FannieMae Remic...............................            5,095          10,744                --
  FreddieMac Remic..............................            8,823           7,396             6,961
  Collateralized mortgage obligations...........            7,310          14,063             7,038
                                                          -------         -------           -------
        Total...................................          $56,552         $58,769           $42,403
                                                          =======         =======           =======

     The following tables set forth the amount of each category of investment securities of the Bank at September 30, 2004 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents.

                                                                                AFTER ONE YEAR               AFTER FIVE YEARS
                                                    ONE YEAR OR LESS          THROUGH FIVE YEARS             THROUGH TEN YEARS
                                                  ---------------------     -----------------------       ------------------------
                                                              WEIGHTED                     WEIGHTED                      WEIGHTED
                                                               AVERAGE                      AVERAGE                       AVERAGE
                                                   AMOUNT       YIELD       AMOUNT           YIELD          AMOUNT         YIELD
                                                   ------     --------      ------         --------         ------       --------
                                                                          (DOLLARS IN THOUSANDS)
Available-for-sale:
  U.S. government and agency.............          $2,000        4.07%      $26,563           3.41%       $ 9,566            4.06%
  Municipal obligations..................              --          --         1,286           3.35          2,955            4.30
  Corporate obligations..................           5,642        5.54         5,058           5.84            529            6.87
  Mutual funds(1)........................          10,364        2.42            --             --             --              --
  FreddieMac preferred stock.............           1,409        5.44            --             --             --              --
  Equity securities......................           3,118        4.18            --             --             --              --
  Trust preferred securities.............              --          --            --             --          3,000            4.77
                                                  -------        ----       -------           ----        -------            ----
      Total..............................         $22,533        3.78%      $32,907           3.78%       $16,050            4.33%
                                                  =======        ====       =======           ====        =======            ====

Held-to-Maturity:
  U.S. government and agency.............         $   991        7.08%      $ 9,025           3.27%       $10,964            3.97%
  Municipal obligations..................              --          --           964           3.02          4,217            4.67
  Corporate obligations..................           2,011        5.16         4,728           6.66             --              --
                                                  -------        ----       -------           ----        -------            ----
      Total..............................         $ 3,002        5.79%      $14,717           4.34%       $15,181            4.16%
                                                  =======        ====       =======           ====        =======            ====


                                                        AFTER TEN YEARS                     TOTAL
                                                     -----------------------       -----------------------
                                                                    WEIGHTED                      WEIGHTED
                                                                    AVERAGE                       AVERAGE
                                                     AMOUNT          YIELD        AMOUNT           YIELD
                                                     ------         -------       ------          --------
                                                                    (DOLLARS IN THOUSANDS)
Available-for-sale:
  U.S. government and agency.............           $ 4,153            3.75%      $ 42,282           3.62%
  Municipal obligations..................            12,530            4.91         16,771           4.68
  Corporate obligations..................             1,008            4.60         12,237           5.64
  Mutual funds(1)........................                --              --         10,364           2.42
  FreddieMac preferred stock.............                --              --          1,409           5.44
  Equity securities......................                --              --          3,118           4.18
  Trust preferred securities.............            20,911            4.09         23,911           4.18
                                                    -------            ----       --------           ----
      Total..............................           $38,602            4.33%      $110,092           4.05%
                                                    =======            ====       ========           ====

Held-to-Maturity:
  U.S. government and agency.............           $ 1,994            4.09%      $ 22,973           3.84%
  Municipal obligations..................            17,889            4.85         23,070           4.74
  Corporate obligations..................                --              --          6,739           6.21
                                                    -------            ----       --------           ----
      Total..............................           $19,883            4.77%      $ 52,782           4.54%
                                                    =======            ====       ========           ====

(1) Consists of investment in the Asset Management Fund ARM Fund, Access Capital Fund and Legg Mason Value Trust Fund.

     Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 2004 is presented below.

                                                         AMOUNTS AT SEPTEMBER 30, 2004 WHICH MATURE IN
                                            -----------------------------------------------------------------------------
                                                                 AFTER            AFTER
                                             ONE YEAR         ONE TO FIVE       FIVE TO 10         OVER 10
                                             OR LESS             YEARS             YEARS            YEARS         TOTAL
                                            --------            ------           -------         -------         -------
                                                                    (DOLLARS IN THOUSANDS)
Available-for-sale:
  GinnieMae.........................        $     --            $   --           $    --         $ 4,811          $ 4,811
  FannieMae.........................              --                --             6,266          28,886           35,152
  FreddieMac........................              --                --             2,727          12,610           15,337
  FannieMae Remic...................              --                --                --           3,559            3,559
  FreddieMac Remic..................              --                --             1,114           8,312            9,426
  Collateralized mortgage
       obligations..................              --                --                --           5,924            5,924
                                            --------            ------           -------         -------          -------
       Total........................        $     --            $   --           $10,107         $64,102          $74,209
                                            ========            ======           =======         =======          =======

Weighted average yield..............              --%               --%             3.51%           4.06%            3.98%
                                            ========            ======           =======         =======          =======

Held-to-maturity:
  GinnieMae.........................        $     --            $    1           $    --        $  1,577          $ 1,578
  FannieMae.........................              --                --             5,840          13,666           19,506
  FreddieMac........................              --             1,319             8,054           4,867           14,240
  FannieMae Remic...................              --                --                --           5,095            5,095
  FreddieMac Remic..................              --                --                --           8,823            8,823
  Collateralized mortgage
     obligations....................              --                --                --           7,310            7,310
                                            --------            ------           -------         -------          -------
       Total........................        $     --            $1,320           $13,894         $41,338          $56,552
                                            ========            ======           =======         =======          =======
Weighted average yield..............              --%             4.97%             4.05%           3.97%            4.01%
                                            ========            ======           =======         =======          =======

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

                                                                   YEAR ENDED SEPTEMBER 30,
                                      --------------------------------------------------------------------------------
                                               2004                         2003                         2002
                                      ------------------------     ----------------------       ----------------------
                                      AVERAGE          AVERAGE     AVERAGE        AVERAGE       AVERAGE        AVERAGE
                                       BALANCE          RATE       BALANCE         RATE         BALANCE         RATE
                                       --------          ----      -------         ----         --------        ----
                                                                 (DOLLARS IN THOUSANDS)
Checking accounts:
   Non-interest-bearing..........     $  28,756           -- %     $ 26,977            --%      $ 24,025           --%
   Interest-bearing..............        45,018          0.60        36,142          1.18         36,782         1.19
Passbook and club accounts.......        94,489          1.16        86,663          1.48         62,640         2.12
Money market accounts............        16,158          0.79        17,153          1.09         16,606         1.90
Certificate accounts.............       181,244          3.39       195,102          3.68        192,217         4.43
                                       --------          ----      --------          ----       --------         ----
         Total...................      $365,665          2.09%     $362,037          2.51%      $332,270         3.19%
                                       ========          ====      ========          ====       ========         ====

     In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2004, the Bank's total retirement funds were $48.0 million or 13.3% of its total deposits.

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

     CERTIFICATES OF DEPOSITS. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2004 are summarized as follows:


MATURITY                                                              AMOUNT
--------                                                              ------
                                                                  (IN THOUSANDS)
3 months or less..........................................            $ 2,422
Over 3 months through 6 months............................              4,108
Over 6 months through 12 months...........................              8,352
Over 12 months............................................             14,963
                                                                      -------
         Total............................................            $29,845
                                                                      =======

     BORROWINGS.  The  Bank is  eligible  to  obtain  advances  from the FHLB of
Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2004, the Bank had $206.2 million of advances outstanding, including $142.3 million in long-term advances and $63.9 million in short-term borrowings. Original maturities of long-term debt range from three to ten years. Short-term borrowings represent overnight advances.

     The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2004, the Bank had $5.1 million in reverse repurchase agreements outstanding.

     The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

                                                             AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                          --------------------------------------------
                                                           2004               2003               2002
                                                          ------            -------             ------
                                                                      (DOLLARS IN THOUSANDS)
Reverse repurchase agreements:
  Average balance outstanding........................     $5,672            $ 5,946            $ 5,782
  Maximum amount outstanding at any
    month-end during the period......................      7,391              7,994              7,014
  Weighted average interest rate
       during the period.............................       0.45%              0.64%              1.43%
  Balance outstanding at end of period...............     $5,118            $ 5,943            $ 5,849
  Weighted average interest rate
       at end of period..............................       0.45%              0.37%              1.09%
FHLB Repoplus Advances:
  Average balance outstanding........................    $44,601            $ 9,112            $ 3,969
  Maximum amount outstanding at any
    month-end during the period......................     63,910             38,000             18,640
  Weighted average interest rate
       during the period.............................       1.91%              1.24%              2.28%
  Balance outstanding at end of period...............    $63,910            $38,000            $    --
  Weighted average interest rate
       at end of period..............................       1.91%              1.23%                --%
Total average short-term borrowings..................    $50,273            $15,058            $ 9,751
Average interest rate of total
  short-term borrowings..............................       1.80%              1.11%              1.09%

EMPLOYEES

     At September 30, 2004, the Company had 103 full-time and 54 part-time employees. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

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

                                                                       YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------------------
                                                           2004                                      2003
                                             -----------------------------------      ------------------------------------
                                             AVERAGE                    AVERAGE       AVERAGE                    AVERAGE
                                             BALANCE      INTEREST    YIELD/COST      BALANCE      INTEREST     YIELD/COST
                                             --------       -------   -----------     --------     --------     ----------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable.......................     $280,676       $17,401          6.20%     $292,482      $20,605           7.04%
 Mortgage-backed securities.............      125,940         4,440          3.53       125,936        4,780           3.80
 Investment securities and FHLB stock:
    Taxable.............................      146,037         5,296          3.63       113,423        4,553           4.01
    Non-taxable.........................       46,183         3,177          6.88        50,661        3,537           6.98
 Interest-earning deposits..............          654             3          0.49         6,346           85           1.34
                                             --------       -------          ----      --------      -------           ----
    Total interest-earning assets.......      599,490        30,317          5.06       588,848       33,560           5.70
                                             --------       -------          ----      --------      -------           ----
Non-interest-earning assets.............       27,928                                    27,871
                                             --------                                  --------
  Total assets..........................     $627,418                                  $616,719
                                             ========                                  ========
Interest-bearing liabilities:
 Deposits...............................     $365,665       $ 7,635         2.09%      $362,037      $ 9,078           2.51
 Short-term borrowings..................       50,429           789          1.57         7,282          181           2.49
 Long-term debt........................       157,114         7,081          4.51       188,169        9,746           5.18
 Guaranteed preferred beneficial
    interest in Company's debentures....       10,310           500          4.85        11,577        1,208          10.28
                                             --------       -------          ----      --------      -------           ----
  Total interest-bearing liabilities...       583,518        16,005          2.75       569,065       20,213           3.55
                                             --------       -------          ----      --------      -------           ----
Non-interest bearing liabilities........        3,203                                     4,745
                                             --------                                  --------
 Total liabilities......................      586,721                                   573,810
Stockholders' equity....................       40,697                                    42,909
                                             --------                                  --------
 Total liabilities and
   stockholders' equity.................     $627,418                                  $616,719
                                             ========                                  ========

Net interest income.....................                    $14,312                                  $13,347
                                                            =======                                  =======
Interest rate spread(1).................                                    2.31%                                     2.15%
                                                                          ======                                    ======
Net interest margin(2)..................                                    2.39%                                     2.27%
                                                                          ======                                    ======

Ratio of average interest-earning assets
 to average interest-bearing liabilities                                  102.74%                                   103.48%
                                                                          ======                                    ======

                                                     YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------------
                                                             2002
                                              --------------------------------------
                                              AVERAGE                      AVERAGE
                                              BALANCE        INTEREST     YIELD/COST
                                              --------        -------     ----------
                                                     (DOLLARS IN THOUSANDS)

Interest-earning assets:
 Loans receivable.......................       $322,283        $24,177          7.50%
 Mortgage-backed securities.............        103,712          5,709          5.50
 Investment securities and FHLB stock:
    Taxable.............................         80,762          4,093          5.07
    Non-taxable.........................         51,349          3,689          7.18
 Interest-earning deposits..............          2,831             48          1.70
                                               --------        -------          ----
    Total interest-earning assets.......        560,937         37,716          6.73
                                               --------        -------          ----
Non-interest-earning assets.............         24,270
                                               --------
  Total assets..........................       $585,207
                                               ========
Interest-bearing liabilities:
 Deposits...............................       $332,270        $10,592          3.19
 Short-term borrowings..................          3,969            202          5.09
 Long-term debt........................         196,331         11,258          5.73
 Guaranteed preferred beneficial
    interest in Company's debentures....         11,019          1,062          9.36
                                               --------        -------          ----
  Total interest-bearing liabilities...         543,589         23,114          4.25
                                               --------        -------          ----
Non-interest bearing liabilities........          3,474
                                               --------
 Total liabilities......................        547,063
Stockholders' equity....................         38,144
                                               --------
 Total liabilities and
   stockholders' equity.................       $585,207
                                               ========

Net interest income.....................                       $14,602
                                                               =======
Interest rate spread(1).................                                       2.48%
                                                                             ======
Net interest margin(2)..................                                       2.61%
                                                                             ======

Ratio of average interest-earning assets
 to average interest-bearing liabilities                                     103.19%
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

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------------------------------------------------
                                                              2004     VS.     2003                      2003     VS.     2002
                                                        -------------------------------------     ----------------------------------
                                                               INCREASE (DECREASE)                        INCREASE (DECREASE)
                                                                     DUE TO                                     DUE TO
                                                        -------------------------------------     ----------------------------------
                                                          VOLUME         RATE            NET       VOLUME        RATE         NET
                                                          ------       -------        -------     -------     --------      -------
                                                                                        (IN THOUSANDS)
Interest income on interest-earning assets:
Mortgage loans...................................       $(1,158)       $(1,507)       $(2,665)    $(2,320)    $   (409)     $(2,729)
Mortgage-backed securities.......................            --           (340)          (340)        585       (1,514)        (929)
Installment loans................................          1,891        (1,846)            45        (143)        (505)        (648)
Commercial business loans and leases.............          (362)          (222)          (584)        186         (383)        (197)
Investment securities and other investments......          1,055          (754)           301       2,722       (2,377)         345
    Total interest-earning assets................          1,426        (4,669)        (3,243)      1,030       (5,188)      (4,158)
Interest expense on interest-bearing liabilities:
Deposits.........................................             89        (1,532)        (1,443)        766       (2,280)      (1,514)
Borrowed funds...................................            539        (2,596)        (2,057)       (277)      (1,256)      (1,533)
Trust preferred securities.......................          (132)          (576)          (708)         54           92          146
    Total interest-bearing liabilities...........            496        (4,704)        (4,208)        543       (3,444)      (2,901)
                                                          ------       -------        -------     -------     --------      -------
    Net change in net interest income............         $  930       $    35        $   965     $   487     $ (1,744)     $(1,257)
                                                          ======       =======        =======     =======     ========      =======

CERTAIN RATIOS


                                                     YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                  2004       2003         2002
                                                -------     ------      --------

Return on average assets ...................     0.69%       0.66%       0.76%
Return on average equity ...................    10.62%       9.45%      11.60%
Average equity to assets ratio .............     6.49%       6.96%       6.52%
Dividend payout ratio ......................    29.75%      30.53%      23.29%

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

     Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares. In addition, the Company must obtain the prior approval of the Pennsylvania Department of Banking in order to acquire control of another bank located in Pennsylvania.

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

     REGULATORY CAPITAL REQUIREMENTS. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See " -- Regulation of the Bank - Regulatory Capital Requirements."

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

REGULATION OF THE BANK

     GENERAL. As a Pennsylvania chartered savings bank with deposits insured by the FDIC, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the United States Congress, could have a material impact on us and our operations.

     Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

     The Code also provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to us by the code is significantly restricted by the Federal Deposit Insurance Act.

     FEDERAL DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund, which generally insures commercial bank and state savings bank deposits, and the Savings Association Insurance Fund, which generally insures savings association deposits. The Bank, which was previously a state savings association, remains a member of the Savings Association Insurance Fund and its deposit accounts are insured by the FDIC, up to prescribed limits.

     The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the Bank Insurance Fund and the Savings Association Insurance Fund, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on Bank Insurance Fund and Savings Association Insurance Fund members. The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation, with the assessment rate for most institutions set at 0%.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2004 is approximately 0.0146% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

     REGULATORY CAPITAL REQUIREMENTS. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2004, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

     The FDIC's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulation, the highest- rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships.

     The FDIC's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk- weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

     A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to termination of deposit insurance.

     The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2004.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the FHLB.

     As a member, it is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount not less than 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB, if any, plus 0.7% of its unused borrowing capacity, whichever is greater. At September 30, 2004, the Bank was in compliance with this requirement.

     FEDERAL RESERVE SYSTEM. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2004, the Bank met its reserve requirements.

     LOANS TO ONE BORROWER. Under Pennsylvania and federal law, Pennsylvania savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of September 30, 2004, the Bank's loans-to-one borrower limitation was $7.6 million and it was in compliance with such limitation.

ITEM 2.  PROPERTIES.
--------------------

     At September 30, 2004, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and twelve full-service branch offices located in Allegheny and Butler counties.

     The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2004.

               LOCATION                                                           LEASE EXPIRATION
----------------------------------------------------                               DATE INCLUDING
     COUNTY                     ADDRESS                                         LEASE OR OWN OPTIONS
     ------                     --------                                        --------------------
MAIN OFFICE
Allegheny                     1009 Perry Highway                                       Own
                              Pittsburgh, PA 15237
BRANCH OFFICES:
Allegheny                     3300 Brighton Road                                       Own
                              Pittsburgh, PA 15212
Butler                        251 South Main Street                                    Own
                              Zelienople, PA 16063
Allegheny                     312 Beverly Road                                         Lease 7/31/08
                              Pittsburgh, PA 15216
Allegheny                     6000 Babcock Blvd.                                       Lease 11/30/04
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
Allegheny                     1729 Lowrie Street                                       Own
                              Pittsburgh, PA 15212
Butler                        1339 Freedom Road                                        Lease 2/28/13
                              Cranberry Township, PA 16066
ADMINISTRATIVE OFFICES:
Allegheny                     Loan Center                                              Lease 9/30/07
                              1014 Perry Highway
                              Pittsburgh, PA 15237
Allegheny                     Data Processing and Checking Department                  Own
                              1015 Perry Highway
                              Pittsburgh, PA 15237

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

ITEMS 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------

     (a) MARKET FOR COMMON EQUITY. The information contained under the section captioned "Stock Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2004 filed as Exhibit 13 hereto (the "Annual Report") is incorporated herein by reference.

     (b) USE OF PROCEEDS. Not applicable.

     (c) ISSUER PURCHASES OF EQUITY SECURITIES.

                                                                              (C) TOTAL NUMBER          (D) MAXIMUM NUMBER
                                                                             OF SHARES (OR UNITS)      (OR APPROXIMATE DOLLAR
                                                               (B)           PURCHASED AS PART VALUE)       OF SHARES (OR
                                    (A) TOTAL NUMBER        AVERAGE  PRICE      OF PUBLICLY            UNITS)  THAT MAY YET BE
                                    OF SHARES  (OR          PAID PER SHARE      ANNOUNCED PLANS        PURCHASED UNDER THE
PERIOD                              UNITS) PURCHASED          (OR UNIT)         OR PROGRAMS*             PLANS OR PROGRAMS
------                              ----------------        --------------   ------------------------  ----------------------
July 1 through 31, 2004                      --             $       -                 --                     73,689
August 1 through 31, 2004                    --                 --                    --                     73,689
September 1 through 30, 2004               731                  21.83                 731                    72,958
Total                                      731              $   21.83                 731                    72,958

* On October 23, 2003, the Registrant announced a stock repurchase plan for up to 5% of shares outstanding or 133,000 shares.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

     The information contained in the table captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

     The information contained in the section captioned "Change in Auditors," in the Annual Report is incorporated herein by reference.

ITEM 9A.  CONTROLS AND PROCEDURES.
---------------------------------

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.
---------------------------

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company's Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The information required by this item is incorporated herein by reference to the Section captioned "Principal Holders" in the Proxy Statement.

     (B)  SECURITY OWNERSHIP OF MANAGEMENT

          The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

     (C)  CHANGES IN CONTROL

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

     (D)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The  information  required  by this  item is  incorporated  herein  by
          reference  to  the  section   captioned   "Equity   Compensation  Plan
          Information" in the Proxy Statement.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.
------------------------------------------------

     The information called for by this item as incorporated herein by reference to the section entitled "Independent Registered Public Accounting Firm" in the Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
-------------------------------------------------

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

     1.   Financial Statements

               The following financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2004 which is filed as Exhibit 13 hereto:

               Report of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition as of September
                   30, 2004 and 2003
               Consolidated  Statements of Income for the fiscal  years ended
                   September  30, 2004, 2003 and 2002
               Consolidated  Statements of Stockholders'  Equity for the fiscal years ended September 30, 2004, 2003 and 2002
               Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2004, 2003 and 2002
               Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

               The Company is filing herewith the Report of its Independent Registered Public Accounting Firm on its Consolidated Financial Statements for the fiscal year ended September 30, 2002 which has been excluded from its Annual Report to Stockholders for the fiscal year ended September 30, 2004 in accordance with Note 1 to Rule 14a-3(b)(1).

     3.   Exhibits

               The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference herein:

               3.1          Articles of Incorporation (1)
               3.2          Amended and Restated Bylaws (2)
               4.1          Common Stock Certificate (1)
               4.2          Rights Agreement, dated as of March 31, 2003, by and between Fidelity
                               Bancorp, Inc. and Registrar and Transfer Company (3)
               4.3*         Indenture, dated as of September 26, 2002, between Fidelity Bancorp,
                               Inc. and State Street Bank and Trust Company of Connecticut, National
                               Association
               4.4*         Amended and Restated Declaration of Trust, dated as of September 26,
                               2002, by and among State Street Bank and Trust Company, national
                               Association, as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor
                               and William L. Windisch, Richard G. Spencer and Lisa L. Griffith, as
                               Administrators



               4.5*         Guarantee Agreement, as dated as of September 26, 2002, by and between Fidelity Bancorp, Inc. and State Street Bank and Trust Company
                               of Connecticut, National Association
               10.1**       Employee Stock Ownership Plan, as amended (1)
               10.2**       1988 Employee Stock Compensation Program (1)
               10.3**       1993 Employee Stock Compensation Program (5)
               10.4**       1997 Employee Stock Compensation Program (6)
               10.5**       1993 Directors' Stock Option Plan (5)
               10.6**       1998 Group Term Replacement Plan (7)
               10.7**       1998 Salary Continuation Plan Agreement by and between W.L.
                               Windisch, the Company and the Bank (7)
               10.8**       1998 Salary Continuation Plan Agreement by and between R.G.
                               Spencer, the Company and the Bank (7)
               10.9**       1998 Salary Continuation Plan Agreement by and between M.A.
                               Mooney, the Company and the Bank (7)
               10.10**      Salary Continuation Agreement with Lisa L. Griffith (2)
               10.11**      1998 Stock Compensation Plan (8)
               10.12**      2000 Stock Compensation Plan (9)
               10.13**      2001 Stock Compensation Plan (10)
               10.14**      2002 Stock Compensation Plan (11)
               13           Annual Report to Stockholders for the fiscal year ended September 30, 2004
               14           Code of Ethics (2)
               16.1         Letter re Change in Certifying Accountant (12)
               20.1         Dividend Reinvestment Plan (13)
               21           Subsidiaries
               23.1         Consent of Beard Miller Company LLP
               23.2         Consent of KPMG LLP
               31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
               31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
               32           Section 1350 Certification

_____________

* Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**   Management contract or compensatory plan or arrangement.
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference from the identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3) Incorporated by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A filed March 31, 2003.
(4) Incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 14, 2002.
(5) Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(6) Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.



(7) Incorporated by reference to an identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8) Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10) Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11) Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12) Incorporated by reference to an identically numbered exhibit to the Form 8-K filed with the SEC on June 4, 2003.
(13) Incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 filed with the SEC on February 14, 2000.

[LOGO]  KPMG LLP
        Suite 2500                                     Telephone 412 391 9710
        One Mellon Center                              Fax       412 391 8963
        Pittsburgh, PA 15219                           Internet  www.us kpmg.com



            Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Fidelity Bancorp, Inc. and Subsidiaries:


We have audited the accompanying consolidated statements of income, stockholder's equity, and cash flows of Fidelity Bancorp, Inc. and subsidiaries for the period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fidelity Bancorp, Inc. and subsidiaries for the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/KPMG LLP



November 8, 2002

          KPMG LLP, a U.S. limited liability partnership, is the U.S.
             member firm of KPMG International, a Swiss cooperative

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIDELITY BANCORP, INC.


Date:  December 29, 2004                By: /s/ Richard G. Spencer
                                            -----------------------------------
                                           Richard G. Spencer
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

By:                                                           By:      /s/ Richard G. Spencer
         -----------------------------------                           -----------------------------------------------
         William L. Windisch                                           Richard G. Spencer
         Chairman of the Board and Director                            President, Chief Executive Officer and Director
                                                                       (Principal Executive Officer)

Date:                                                         Date:    December 29, 2004


By:      /s/ J. Robert Gales                                  By:
         -----------------------------------                           -----------------------------------------------
         J. Robert Gales                                               Robert F. Kastelic
         Director                                                      Director

Date:    December 29, 2004                                    Date:


By:                                                           By:      /s/ Charles K. Nettrour
         -----------------------------------                           -----------------------------------------------
         Oliver D. Keefer                                              Charles E. Nettrour
         Director                                                      Director

Date:                                                         Date:    December 29, 2004


By:      /s/ Joanne Ross Wilder                               By:      /s/ Lisa L. Griffith
         -----------------------------------                           -----------------------------------------------
         Joanne Ross Wilder                                            Lisa L. Griffith
         Director                                                      Senior Vice President and Chief Financial
                                                                       Officer (Principal Financial
Date:    December 29, 2004                                             and Accounting Officer)

                                                              Date:    December 29, 2004