Form 10-Q
period 2004-12-31
FIDELITY BANCORP INC
filed 2005-02-14
CIK 769207

United States Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended December 31, 2004
                                    -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,650,039 shares, par value
                                                     ---------------------------
$0.01, at January 31, 2005
--------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of                1
          December 31, 2004 and September 30, 2004

          Consolidated Statements of Income for the Three Months              2
          Ended December 31, 2004 and 2003

          Consolidated Statements of Cash Flows for the Three Months        3-4
          Ended December 31, 2004 and 2003

          Consolidated  Statements  of Changes in  Stockholders'              5
          Equity for the Three Months Ended  December 31, 2004 and 2003

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition        13
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         20

Item 4.   Controls and Procedures                                            21


Part II - Other Information
---------------------------

Item l.   Legal Proceedings                                                  21

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds           22
          and Issuer Purchases of Equity Securities

Item 3.   Defaults Upon Senior Securities                                    22

Item 4.   Submission of Matters to a Vote of Security Holders                22

Item 5.   Other Information                                                  22

Item 6.   Exhibits                                                        23-24

Signatures                                                                   25

Item 1.  Financial Statements
                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                          December 31,   September 30,
              Assets                                         2004            2004
              ------                                         ----           ----
Cash and due from banks                                    $   8,125      $   8,212
Interest-bearing demand deposits with other institutions         320            619
                                                           ---------      ---------
    Cash and Cash Equivalents                                  8,445          8,831

Securities available-for-sale                                190,152        186,112
  (book value of  $188,775 and $184,301)
Securities held-to-maturity                                  117,012        109,334
  (fair value of $117,807 and $110,413)
Loans held for sale                                               --            116
Loans receivable, net of allowance $2,548 and $2,609         297,766        290,389
Foreclosed real estate, net                                    1,267          1,517
Restricted investments in bank stock, at cost                 11,942         11,156
Office premises and equipment, net                             5,123          5,210
Accrued interest receivable                                    3,192          3,081
Other assets                                                  11,785         11,981
                                                           ---------      ---------
       Total Assets                                        $ 646,684      $ 627,727
                                                           =========      =========
              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                 $  29,799      $  30,106
      Interest bearing                                       328,675        329,666
                                                           ---------      ---------
          Total Deposits                                     358,474        359,772

   Short-term borrowings                                      78,657         64,106
   Subordinated Debt                                          10,310         10,310
   Securities sold under agreement to repurchase               5,569          5,118
   Advance payments by borrowers for taxes and insurance       2,225          1,129
   Other liabilities                                           2,692          2,908
   Long-term debt                                            147,206        142,307
                                                           ---------      ---------
       Total Liabilities                                     605,133        585,650
                                                           ---------      ---------


Stockholders' equity:
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 3,177,660
      and 3,153,617 shares issued, respectively                   32             32
   Paid-in capital                                            36,140         35,798
   Retained earnings                                          14,279         13,595
   Accumulated other comprehensive income                        908          1,195
   Treasury stock, at cost - 534,505 and 480,295 shares       (9,808)        (8,543)
                                                           ---------      ---------
       Total Stockholders' Equity                             41,551         42,077
                                                           ---------      ---------

       Total Liabilities and Stockholders' Equity          $ 646,684      $ 627,727
                                                           =========      =========

See accompanying notes to unaudited consolidated financial statements.
                                       -1-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                            Three Months Ended
                                                               December 31,
                                                               ------------
                                                            2004         2003
                                                            ----         ----
Interest income:
   Loans                                                   $4,442       $4,331
   Mortgage-backed securities                               1,351          926
   Investment securities - taxable                          1,340        1,310
   Investment securities - tax-exempt                         474          613
   Other                                                        1            1
                                                           ------       ------
      Total interest income                                 7,608        7,181
                                                           ------       ------

Interest expense:
   Deposits                                                 1,843        2,041
   Short-term borrowings                                      420          158
   Long-term debt                                           1,744        1,820
   Subordinated debt                                          145          122
                                                           ------       ------
      Total interest expense                                4,152        4,141
                                                           ------       ------

Net interest income                                         3,456        3,040

Provision for loan losses                                     175           50
                                                           ------       ------

Net interest income after provision for loan losses         3,281        2,990
                                                           ------       ------

Other income:
   Loan service charges and fees                               97           97
   Realized gain on sales of securities, net                   82           89
   Gain on sales of loans                                       5           17
   Deposit service charges and fees                           356          355
   Other                                                      301          311
                                                           ------       ------
      Total other income                                      841          869
                                                           ------       ------

Operating expenses:
   Compensation and benefits                                1,823        1,765
   Office occupancy and equipment expense                     257          233
   Depreciation and amortization                              186          197
   Net loss on foreclosed real estate                          19            2
   Amortization of intangible assets                           13           14
   Other                                                      578          576
                                                           ------       ------
      Total operating expenses                              2,876        2,787
                                                           ------       ------

Income before income tax provision                          1,246        1,072
Income tax provision                                          241          220
                                                           ------       ------
Net income                                                 $1,005       $  852
                                                           ======       ======
Basic earnings per common share                            $  .38       $  .32
                                                           ======       ======
Diluted earnings per common share                          $  .36       $  .30
                                                           ======       ======
Dividends per common share                                 $  .12       $ .109
                                                           ======       ======
See accompanying notes to unaudited consolidated financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                   Three Months Ended December 31,
                                                                          2004        2003
                                                                          ----        ----
Operating Activities:
     Net income                                                        $  1,005    $    852
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                          175          50
         Loss on foreclosed real estate                                      19           2
         Provision for depreciation and amortization                        186         197
         Deferred loan fee amortization                                     (52)        (55)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                           208         533
         Amortization of intangibles                                         13          14
         Net gain on sale of securities                                     (82)        (89)
         Net gain on sale of loans                                           (5)        (17)
         Origination of loans held-for-sale                                (191)       (190)
         Proceeds from sale of loans held-for-sale                          312         423
         (Increase)/Decrease in interest receivable                        (111)         13
         Decrease in prepaid income taxes                                   183          24
         Decrease in interest payable                                       (20)       (226)
         Increase in cash surrender value of life insurance policies        (51)        (49)
         Contribution to ESOP                                              (235)       (103)
         Other changes, net                                                 160         809
                                                                        -------     -------

        Net cash provided by operating activities                         1,514       2,188
                                                                        -------     -------



Investing Activities:

     Proceeds from sales of securities available-for-sale                   441       1,628
     Proceeds from maturities and principal repayments of
        securities available-for-sale                                    11,877      13,251
     Purchases of securities available-for-sale                         (16,697)    (14,342)
     Purchases of securities held-to-maturity                           (12,040)    (10,023)
     Proceeds from maturities and principal repayments of
        securities held-to-maturity                                       4,232       7,854
     Net increase in loans                                               (7,500)     (6,290)
     Proceeds from sale of foreclosed real estate                           274           9
     Net purchases of FHLB stock                                           (786)       (122)
     Proceeds from sale of office premises and equipment                     --          30
     Additions to office premises and equipment                             (98)        (47)
                                                                        -------     -------

  Net cash used in investing activities                                 (20,297)     (8,052)
                                                                        -------     -------

Continued on page 4.
                                       -3-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)

                                                                      Three Months Ended December 31,
                                                                         2004                2003
                                                                         ----                ----
Financing Activities:
Net (decrease)/increase in deposits                                     (1,298)              1,012
Increase/(decrease) in reverse repurchase agreements                       451                (908)
Net increase in short-term borrowings                                   14,551              18,282
Proceeds from long-term borrowings                                      10,000                  --
Repayments of long-term borrowings                                      (5,101)            (10,100)
Increase in advance payments by borrowers for taxes and insurance        1,096               1,203
Cash dividends paid                                                       (321)               (291)
Stock options exercised                                                    247                 140
Proceeds from sale of stock through Dividend Reinvestment Plan              37                  32
Contribution of stock to Employee Stock Ownership Plan                      --                 117
Purchase of treasury stock                                              (1,265)               (246)
                                                                      --------            --------

Net cash provided by financing activities                               18,397               9,241
                                                                      --------            --------

(Decrease) increase in cash and cash equivalents                          (386)              3,377

Cash and cash equivalents at beginning of period                         8,831               7,992
                                                                      --------            --------

Cash and cash equivalents at end of period
                                                                      $  8,445            $ 11,369
                                                                      ========            ========

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings                           $  4,172            $  4,356
  Income taxes                                                        $     --            $     --
                                                                      --------            --------

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate                           $     --            $     15
                                                                      --------            --------




See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                        (in thousands, except share data)

                                                                                                  Accumulated
                                                                                                     Other
                                                      Additional                                  Comprehensive
                                         Common       Paid-in      Treasury        Retained          Income
                                         Stock        Capital        Stock         Earnings       Net of Tax            Total
===============================================================================================================================

Balance at September 30, 2003            $   28       $ 28,960     $ (7,192)       $ 16,388         $ 2,011           $ 40,195
Comprehensive income:
     Net income                                                                         852                                852
     Other comprehensive income,
       net of tax of ($18)                                                                              (35)               (35)
     Reclassification adjustment,
       net of tax of ($30)                                                                              (59)               (59)
                                         ------       --------     ---------       --------         -------           --------
Total comprehensive income                   --             --            --            852             (94)               758

 Cash dividends declared                                                               (291)                              (291)

Treasury stock purchased -
  10,000 shares                                                         (246)                                             (246)
Contribution of stock to ESOP
  (5,000 shares)                                            (6)          123                                               117
 Sale of stock through Dividend
       Reinvestment Plan                                    32                                                              32

 Stock options exercised                     --            140                                                             140
                                         ------       --------     ---------       --------         -------           --------

Balance at December 31, 2003             $   28       $ 29,126     $  (7,315)      $ 16,949         $ 1,917           $ 40,705
                                         ======       ========     =========       ========         =======           ========

Balance at September 30, 2004            $   32       $ 35,798     $  (8,543)      $ 13,595        $  1,195           $ 42,077
Comprehensive income:
     Net income                                                                       1,005                              1,005
     Other comprehensive income,
        net of tax of ($121)                                                                           (233)              (233)
     Reclassification adjustment,
        net of tax of ($28)                                                                             (54)               (54)
                                         ------       --------     ---------       --------         -------           --------
Total comprehensive income                   --             --            --          1,005            (287)               718


Cash dividends declared                                                                (321)                              (321)
Tax benefit realized on stock options
exercised                                                   58                                                              58
Treasury stock purchased -
   54,210 shares                                                      (1,265)                                           (1,265)

 Sale of stock through Dividend
    Reinvestment Plan                                       37                                                              37

 Stock options exercised                                   247                                                             247
                                         ------       --------     ---------       --------         -------           --------

Balance at December 31, 2004             $   32       $ 36,140     $  (9,808)      $ 14,279         $   908           $ 41,551
                                         ======       ========     =========       ========         =======           ========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                December 31, 2004

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the "Bank"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2004. The results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005 or any future interim period.

(3) New Accounting Standards
    ------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 was revised in December 2003. This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ending after December 15, 2003.

FIN 46 required Fidelity Bancorp, Inc. to deconsolidate its investment in FB Statutory Trust II (the Trust) on the March 15, 2004, effective date. As a result, the Company's Consolidated Statements of Financial Condition include junior subordinated debt ("Subordinated Debt") and the related interest expense is included as a component of interest expense on Fidelity's Consolidated Statements of Income. Prior to the adoption of FIN 46, the Company's Consolidated Statements of Financial Condition reported the "Guaranteed Preferred Beneficial Interest in Company's Debentures" in its Statement of Condition, which represented the trust preferred securities issued by the Trust.

The deconsolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve has proposed regulations that would allow bank holding companies such as the Company to continue to count trust preferred securities up to 25% of Tier 1 capital. The Company will continue to meet its regulatory capital requirements if the proposal is adopted in its current form.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differeneces between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to dredit quality. SOP 03-3 is effective for loans for debt securities acquired in fiscal years beginning after December 15, 2004. the Company intends to adopt the provisions of SOP 03-3 effective October 1, 2005, and does not expect the initial implementation to have a material effect on the Company's consolidated financial statements.

In March 2004, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No., 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment." Statement No. 123R revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123R will require compensation costs related to share-based payment transactions ot be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

(4) Stock Based Compensation
    ------------------------

At December 31, 2004, the Company had several stock-based employee and director compensation plans, which are described in Note 13 in the Company's 2004 Annual Report. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. However, as required to be disclosed by SFAS No. 148, the following table illustrates the pro forma effect on net income and earnings per share if the fair value based method had been applied to the Company's stock option plans (amounts in thousands, except per share data).

                                                         For the three months
                                                          ended December 31,
                                                         --------------------
                                                           2004        2003
                                                         --------    --------

Net income, as reported                                  $  1,005    $    852
Add:  Stock-based compensation expense included in
  reported net income, net of tax                              --          --
Deduct: Compensation expense from stock options,
  determined under fair value based method, net of tax        (13)         (9)
                                                         --------    --------
Pro forma net income                                     $    992    $    843
                                                         ========    ========

Earnings per share:
  Basic - as reported                                    $    .38    $    .32
  Basic - pro forma                                      $    .37    $    .32
  Diluted - as reported                                  $    .36    $    .30
  Diluted - pro forma                                    $    .35    $    .30

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

                                                 Three Months Ended
                                                    December 31,
                                                 2004       2003
                                                ------------------
Numerator:
Net Income                                      $1,005     $  852
                                                ------     ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares                2,666      2,670
Effect of dilutive securities:
  Employee stock options                           131        139
                                                ------     ------
Denominator for diluted earnings per share
- weighted average
  Shares and assumed conversions                 2,797      2,809
                                                ------     ------
Basic earnings per share                        $  .38     $  .32
                                                ------     ------
Diluted earnings per share                      $  .36     $  .30
                                                ------     ------

(6) Securities
    ----------

The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities
- reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses on securities available-for-sale are reported as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized gains of $908,000, net of tax, on investments classified as available-for-sale are recorded at December 31, 2004. The Company had no securities classified as trading as of December 31, 2004 and September 30, 2004.

(7) Loans Receivable
    ----------------

     Loans receivable are comprised of the following (dollar amounts in thousands):

                                                      December 31,   September 30,
                                                          2004          2004
                                                      ------------   ------------
        First mortgage loans:
               Conventional:
                   1-4 family dwellings                $ 119,220      $ 109,991
                   Multi-family dwellings                 10,243         12,191
               Commercial                                 51,367         50,334
               Construction:
                   Residential                            26,226         29,220
                   Commercial                              7,189          7,211
                                                       ---------      ---------
                                                         214,245        208,947
                                                       ---------      ---------
        Less:
               Loans in process                          (18,938)       (23,409)
               Unearned discounts and fees                  (639)          (612)
                                                       ---------      ---------
                                                         194,668        184,926
                                                       ---------      ---------
        Installment loans:
               Home equity                                70,118         71,547
               Consumer loans                              1,717          1,749
               Other                                       2,561          2,694
                                                       ---------      ---------
                                                          74,396         75,990
                                                       ---------      ---------
        Commercial business loans and leases:
               Commercial business loans                  30,340         30,872
               Commercial leases                             910          1,210
                                                       ---------      ---------
                                                          31,250         32,082
                                                       ---------      ---------

        Less:  Allowance for loan losses                  (2,548)        (2,609)
                                                       ---------      ---------

               Loans receivable, net                   $ 297,766      $ 290,389
                                                       ---------      ---------

(8) Allowance for Loan Losses
    -------------------------

Changes in the allowance for loan losses for the three months ended December 31, 2004 and the fiscal year ended September 30, 2004 are as follows (dollar amounts in thousands):

                                           December 31,    September 30,
                                              2004            2004
                                           -----------     ------------

Balance at beginning of period             $ 2,609          $ 3,091
Provision for loan losses                      175              275
Charge-offs                                   (245)            (819)
Recoveries                                       9               62
                                           -------          -------
Balance at end of period                   $ 2,548          $ 2,609
                                           -------          -------


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

At December 31, 2004, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.4 million compared to $2.4 million at December 31, 2003. Included in the current amount is $316,000 of impaired loans for which the related allowance for loan losses is $56,000, and $2.1 million of impaired loans that as a result of applying impairment tests prescribed under SFAS No. 114, do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended December 31, 2004 was $2.4 million compared to $2.2 million for the same period in the prior year. For the three months ended December 31, 2004, the Company recognized $14,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $9,000 of interest income on impaired loans during the three month period ended December 31, 2003.

(9) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three months ended December 31 (dollar amounts in thousands):

                                                              Three Months Ended
                                                                December 31,
                                                                2004      2003
                                                             -------------------

Net Income                                                   $ 1,005    $   852
Unrealized holding gains (losses) on investment
securities and mortgage-backed securities available for
sale, net of tax                                             $  (233)   $   (35)
Reclassification adjustment for (gains) losses included
in net income                                                $   (54)   $   (59)
Comprehensive income                                         $   718    $   758
                                                             =======    =======

(10) Goodwill and Other Intangible Assets
     ------------------------------------

The Company performed its annual goodwill impairment test during the quarter ended March 31, 2004 and it was determined that no adjustments were required.

(11) Guarantees
     ----------

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2004 and 2003for guarantees under standby letters of credit issued is not material.

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

Critical Accounting Policies
----------------------------

Note 1 on pages 10 through 17 of the Company's 2004 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 8 "Allowance for Loan Losses" on page 10 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on page 16 herein and page 49 of the Company's 2004 Annual Report to Shareholders. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Refer also to note 13 "Stock Option Plans" on page 32 of the Company's 2004 Annual Report to Shareholders and
Note 3 "New Accounting Standards" on page 6 above

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $19.0 million, or 3.0%, to $646.7 million at December 31, 2004 from $627.7 million at September 30, 2004. Significant changes in individual categories include an increase in securities held-to-maturity of $7.7 million, an increase in net loans of $7.4 million, and an increase in securities available-for-sale of $4.0 million.

Total liabilities of the Company increased $19.5 million, or 3.3%, to $605.1 million at December 31, 2004 from $585.7 million at September 30, 2004. Significant changes include an increase in short-term borrowings of $14.6 million, an increase in long-term debt of $4.9 million, and an increase in advance payments by borrowers for taxes and insurance of $1.1 million. These increases offset a $1.3 million decline in total deposits.

Stockholders' equity decreased $526,000, or 1.3% to $41.6 million at December 31, 2004, compared to $42.1 million at September 30, 2004. This result reflects net income for the three-month period ended December 31, 2004 of $1.0 million, stock options exercised of $247,000, and stock issued under the Dividend Reinvestment Plan of $37,000. Offsetting these increases were common stock cash dividends paid of $321,000, treasury stock purchased of $1.3 million, and a decrease of accumulated other comprehensive income of $287,000. Accumulated other comprehensive income decreased from September 30, 2004 as a result of changes in the net unrealized gains on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at December 31, 2004, to be other than temporary. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of December 31, 2004 and September 30, 2004 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.


Non-Performing Assets
---------------------

The following table sets forth information regarding non-accrual loans and foreclosed real estate by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructuring at the dates presented (dollar amounts in thousands).

                                                              December 31,  September 30,
                                                                 2004         2004
                                                                 ----         ----
Non-accrual residential real estate loans
    (one-to-four family)                                       $  896       $  777

Non-accrual construction, multi family
    residential and commercial real estate loans                  269          269

Non-accrual installment loans                                     503          530

Non-accrual commercial business loans                           2,124        2,071
                                                               ------       ------

Total non-performing loans                                     $3,792       $3,647
                                                               ======       ======

Total non-performing loans as a percent of
    net loans receivable                                         1.27%        1.26%
                                                               ======       ======

Total foreclosed real estate                                   $1,267       $1,517
                                                               ======       ======

Total non-performing loans and foreclosed real estate as a
percent of total assets                                           .78%         .82%
                                                               ======       ======

Included in non-performing loans at December 31, 2004 are 12 single-family residential real estate loans totaling $896,000, 3 commercial real estate loans totaling $269,000, 30 home equity and installment loans totaling $503,000, and 15 commercial business loans totaling $2.1 million.

At December 31, 2004, the Company had an allowance for loan losses of $2.5 million or .86% of net loans receivable, as compared to an allowance of $2.6 million or .90% of net loans receivable at September 30, 2004. The allowance for loan losses equals 67.2% of non-performing loans at December 31, 2004 compared to 71.5% at September 30, 2004. While the allowance for loan losses has decreased, management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of December 31, 2004. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at December 31, 2004 is reasonable. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
              for the Three Months Ended December 31, 2004 and 2003
              -----------------------------------------------------

Net Income
----------

Net income for the three months ended December 31, 2004 was $1.0 million ($.36 per diluted share) compared to $852,000 ($.30 per diluted share) for the same period in 2003, an increase of $153,000 or 18.0%. The increase reflects an increase in net interest income of $416,000 or 13.7%, partially offset by an increase in the provision for loan losses of $125,000, a decrease in other income of $28,000, or 3.2%, an increase in other operating expenses of $89,000 or 3.2%, and an increase in the provision for income taxes of $21,000 or 9.6%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, increased to 2.34% in the three months ended December 31, 2004 from 2.18% in the same period in 2003 as a result of the average yield on total interest earning assets increasing and the average rate paid on interest-bearing liabilities decreasing. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                2004              2003
                                                                                ----              ----
        Average yield on:
          Mortgage loans                                                        6.01%             6.54%
          Mortgage-backed securities                                            3.89              3.00
          Installment loans                                                     5.84              6.16
          Commercial business loans and leases                                  6.28              6.14
          Interest -earning deposits with other institutions,
          investment securities, and FHLB stock (1)                             4.55              4.42
                                                                                ----              ----
          Total interest-earning assets                                         5.10              5.02
                                                                                ----              ----
        Average rates paid on:
          Savings deposits                                                      2.04              2.21
          Borrowed funds                                                        3.76              3.96
                                                                                ----              ----
          Total interest-bearing liabilities                                    2.76              2.84
                                                                                ----              ----
        Average interest rate spread                                            2.34%             2.18%
                                                                                =====             =====
        Net yield on interest-earning assets                                    2.39%             2.24%
                                                                                =====             =====
(1)  Interest  income on  tax-free  investments  has been  adjusted  for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $111,000 or 2.6% to $4.4 million for the three months ended December 31, 2004, compared to the same period in 2003. The increase reflects an increase in the average loan balance outstanding during 2004, partially offset by a decrease in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities increased $425,000 or 45.9% to $1.4 million for the three-month period ended December 31, 2004, as compared to the same period in 2003. The increase reflects an increase in the average yield earned on the portfolio, as well as an increase in the average balance of
mortgage-backed   securities   owned   in   the   period.

Interest on interest-bearing demand deposits with other institutions and investment securities decreased $109,000 or 5.7%, for the three months ended December 31, 2004, as compared to the same period in 2003. The decrease reflects a decrease in the average balance in the portfolio partially offset by an increase in the yield earned on these investments.

Interest Expense
----------------

Interest on deposits decreased $198,000 or 9.7% to $1.8 million for the three-month period ended December 31, 2004, as compared to the same period in 2003. The decrease reflects a decrease in the average cost of the deposits, as well as a decrease in the average balance of deposits.

Interest on subordinated debt increased $23,000 for the three months ended December 31, 2004, as compared to the same period in 2003. The increase reflects an increase in the rate paid on the subordinated debt.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, securities sold under agreement to repurchase, and treasury, tax and loan notes, increased $262,000 to $420,000 for the three-month period ended December 31, 2004, as compared to the same period in fiscal 2003. The increase reflects an increase in the average balance of these borrowings, as well as an increase in the average cost of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, decreased $76,000, or 4.2%, to $1.7 million for the three months ended December 31, 2004 as compared to the same period in fiscal 2003. The decrease reflects a decrease in the average balance of the debt, as well as a decrease in the average cost of the debt.

The Company continues to rely on FHLB advances as cost effective wholesale funding sources.

Net Interest Income
-------------------

The Company's net interest income increased $416,000 or 13.7% to $3.5 million, for the three month period ended December 31, 2004, as compared to the same period in 2003. The increase in the current fiscal period is attributable to an increased interest rate spread, as well as an increase in net interest-earning assets. The interest rate spread increased to 2.34% for the three-month period ended December 31, 2004, compared to 2.18% for the same period in 2003. Average net interest-earning assets increased $353,000, or 10.6%, for the three-month period ended December 31, 2004, as compared to the same period in 2003.


Provision for Loan Losses
-------------------------

The provision for loan losses increased to $175,000 for the three-month period ended December 31, 2004, as compared to $50,000 for the same period in 2003. The increase primarily results from the write-off of commercial business loans of approximately $172,000 during the current quarter. Similar losses were not incurred in the prior year period. At December 31, 2004, the allowance for loan losses decreased $61,000 to $2.55 million from $2.61 million at September 30, 2004. Net loan charge-offs were $236,000 and $27,000 for the three months ended December 31, 2004 and 2003, respectively.

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

Other Income
------------

Total non-interest or other income decreased $28,000 or 3.2% to $841,000, for the three-month period ended December 31, 2004, as compared to the same period in 2003. Decreases in other income primarily relate to decreased gains on the sale of securities, decreased gains on the sale of loans, and decreased other operating income.

Net gains on the sales of securities were $82,000 for the three month period ended December 31, 2004, as compared to a gain of $89,000 in the same period in 2003. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gain on the sale of loans was $5,000 for the three-month period ended December 31, 2004, as compared to a gain of $17,000 for the same period in 2003. The three-month period ended December 31, 2004 results include the sale of approximately $307,000 of fixed rate, single-family mortgage loans, compared to $406,000 of similar loan sales during the prior fiscal period.

Other operating income was $301,000 for the three-month period ended December 31, 2004, as compared to $311,000 for the same period in 2003. The decrease is due primarily to a decrease in the gain on the sale of premises and equipment and other non-operating income partially offset by increase in ATM fees and fees on retail investment sales.

Operating Expenses
------------------

Total operating expenses for the three-month period ended December 31, 2004 totaled $2.9 million compared to $2.8 million for the same period in 2003. The increase is due primarily to an increase in compensation and benefits expense, office occupancy and equipment, and increased net loss on foreclosed real estate.

Compensation and benefits expense was $1.82 million for the three-month period ended December 31, 2004, as compared to $1.77 million for the same period in 2003. The increase is due primarily to normal salary increases for employees and increases in the cost of health insurance.

Office occupancy and equipment expense was $257,000 for the three-month period ended December 31, 2004, as compared to $233,000 for the same period in 2003. The increase primarily reflects an increase in rent expense and increased office repairs and maintenance expense.

Net loss on foreclosed real estate was $19,000 for the three-month period ended December 31, 2004, as compared to $2,000 for the same period in 2003. The results reflect the costs associated with the holding and disposition of properties during the periods. At December 31 ,2004, the Bank had eighteen single-family residential properties, seventeen of which were owned by the same borrower as investment properties, and two commercial real estate properties classified as foreclosed real estate.

Income Taxes
------------

Total income tax expense for the three-month period ended December 31, 2004 was $241,000 compared to $220,000 for the same 2003 period. The effective tax rates for the three-month periods ended December 31, 2004 and 2003 were approximately 19.3% and 20.5%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended December 31, 2004 was $1.9 million and $429,000, respectively, compared to $1.9 million and $540,000, respectively, for the three-month period ended December 31, 2003.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2003. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2004, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.06% and total risk-based capital as a percentage of risk-weighted assets of 13.86%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2004, the Company had a Leverage Ratio of 7.47%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2004, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.70% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2004, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.90%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2004, the total of approved loan commitments amounted to $2.2 million. In addition, the Company had $18.9 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $84.0 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                            December 31,       September 30,
                                                               2004               2004
                                                               ----               ----
                                                                    (in thousands)

Commitments to grant loans                                   $ 2,217             $13,133
Unfunded commitments under lines of credit                    39,828              36,092
Financial and performance standby letters of credit              295                 175

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2004 for guarantees under standby letters of credit issued is not material.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at December 31, 2004 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as
          Exhibit 13 to the Form 10-K for September 30, 2004.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         ISSUER PURCHASES OF EQUITY SECURITIES

                                                  Total Number of Shares
                  Total Number   Average Price   (or Units) Purchased as    Maximum Number (or Approximate
                    of Shares       Paid per         Part of Publicly         Dollar Value) of Shares (or
                   (or Units)      Share (or        Announced Plans or     Units) that May Yet Be Purchased
     Period         Purchased        Unit)              Programs *             Under the Plans or Programs
     ------       -----------     -----------     ---------------------    -------------------------------
October                 -              $-                   -                           72,958
1-31, 2004

November 1-30,       12,000          $22.55               12,000                        60,958
2004

December             42,210          $23.55               42,210                        18,748
1-31, 2004

Total                54,210          $23.33               54,210                        18,748

* On October 23, 2003, the Registrant announced a stock repurchase plan for up to 5% of shares outstanding, or 133,000 shares.

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          (a) On February 8, 2005, the Company's stockholders approved the 2005 Stock-Based Incentive Plan which became effective on such date. The 2005 Stock-Based Incentive Plan provides for the granting of stock options and restricted stock awards to directors, officers and employees of the Company and its affiliates. A total of 150,000 shares of the Company's common stock are reserved for issuance under the 2005 Stock-Based Incentive Plan. Effective on stockholder approval, each non-employee director was granted options for 2,000 shares of the Common Stock with an exercise price equal to the fair market value of the underlying Common Stock.

         (b) Not applicable.

Item 6.  Exhibits

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




                              FIDELITY BANCORP, INC.



Date:   February 14, 2005     By: /s/ Richard G. Spencer
                                  ----------------------------------------------
                                  Richard G. Spencer
                                  President and Chief Executive Officer


Date:   February 14, 2005     By: /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer