Form 10-Q
period 2005-03-31
FIDELITY BANCORP INC
filed 2005-05-16
CIK 769207

United States Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended March 31, 2005
                                    --------------

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

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                 -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,657,268 shares, par value
                                                     ---------------------------
$0.01, at April 30, 2005
------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of                 1
         March 31, 2005 and September 30, 2004

         Consolidated Statements of Income for the Three and                  2
         Six Months Ended March 31, 2005 and 2004

         Consolidated Statements of Cash Flows for the Six Months           3-4
         Ended March 31, 2005 and 2004

         Consolidated  Statements of Changes in Stockholders'                 5
         Equity for the Six Months Ended March 31, 2005 and 2004

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial Condition         12
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          21

Item 4.  Controls and Procedures                                             22


Part II - Other Information
---------------------------

Item l.  Legal Proceedings                                                   22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders              22-23

Item 5.  Other Information                                                   23

Item 6.  Exhibits                                                         23-24

Signatures                                                                   25

Item 1.  Financial Statements
                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                           March 31,   September 30,
              Assets                                         2005          2004
              ------                                         ----          ----
Cash and due from banks                                    $   7,935    $   8,212
Interest-bearing demand deposits with other institutions       1,125          619
                                                           ---------    ---------
    Cash and Cash Equivalents                                  9,060        8,831

Securities available-for-sale                                186,843      186,112
  (book value of  $187,626 and $184,301)
Securities held-to-maturity                                  114,230      109,334
  (fair value of $113,618 and $110,413)
Loans held for sale                                              607          116
Loans receivable, net of allowance of $2,443 and $2,609      299,908      290,548
Foreclosed real estate, net                                    1,197        1,517
Restricted investments in bank stock, at cost                 11,488       11,156
Office premises and equipment, net                             5,150        5,210
Accrued interest receivable                                    3,256        3,081
Other assets                                                  12,906       11,981
                                                           ---------    ---------
       Total Assets                                        $ 644,645    $ 627,886
                                                           =========    =========
              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                 $  29,047    $  30,237
      Interest bearing                                       333,019      329,694
                                                           ---------    ---------
          Total Deposits                                     362,066      359,931

   Short-term borrowings                                      72,230       64,106
   Subordinated Debt                                          10,310       10,310
   Securities sold under agreement to repurchase               6,665        5,118
   Advance payments by borrowers for taxes and insurance       2,112        1,129
   Other liabilities                                           3,159        2,908
   Long-term debt                                            147,102      142,307
                                                           ---------    ---------
       Total Liabilities                                     603,644      585,809
                                                           ---------    ---------

Stockholders' equity:
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 3,191,673
      and 3,153,617 shares issued, respectively                   32           32
   Paid-in capital                                            36,369       35,798
   Retained earnings                                          14,925       13,595
   Accumulated other comprehensive income (loss)                (517)       1,195
   Treasury stock, at cost- 534,505 and 480,295
     shares                                                   (9,808)      (8,543)
                                                           ---------    ---------
       Total Stockholders' Equity                             41,001       42,077
                                                           ---------    ---------
       Total Liabilities and Stockholders' Equity          $ 644,645    $ 627,886
                                                           =========    =========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                                         Three Months Ended       Six Months Ended
                                                                               March 31,              March 31,
                                                                           2005        2004       2005        2004
                                                                         --------    --------   --------    --------
Interest income:
   Loans                                                                 $  4,508    $  4,340   $  8,950    $  8,671
   Mortgage-backed securities                                               1,387       1,172      2,738       2,098
   Investment securities - taxable                                          1,382       1,368      2,723       2,677
   Investment securities - tax-exempt                                         474         578        947       1,192
   Other                                                                        2          --          3           1
                                                                         --------    --------   --------    --------
      Total interest income                                                 7,753       7,458     15,361      14,639
                                                                         --------    --------   --------    --------

Interest expense:
   Deposits                                                                 1,850       1,910      3,694       3,951
   Short-term borrowings                                                      543         187        962         345
   Long-term debt                                                           1,705       1,756      3,449       3,576
   Subordinated debt                                                          157         122        302         244
                                                                         --------    --------   --------    --------
      Total interest expense                                                4,255       3,975      8,407       8,116
                                                                         --------    --------   --------    --------

Net interest income                                                         3,498       3,483      6,954       6,523

Provision for loan losses                                                      25          75        200         125
                                                                         --------    --------   --------    --------

Net interest income after provision for loan losses                         3,473       3,408      6,754       6,398
                                                                         --------    --------   --------    --------

Other income:
   Loan service charges and fees                                               69          73        166         170
   Realized gain on sales of securities, net                                  348         419        430         508
   Writedown of securities                                                    (43)         --        (43)         --
   Gain on sales of loans                                                      10          11         15          28
   Deposit service charges and fees                                           310         316        666         671
   Other                                                                      377         347        678         658
                                                                         --------    --------   --------    --------
      Total other income                                                    1,071       1,166      1,912       2,035
                                                                         --------    --------   --------    --------

Operating expenses:
   Compensation and benefits                                                1,816       1,757      3,639       3,522
   Office occupancy and equipment expense                                     278         275        535         508
   Depreciation and amortization                                              184         190        370         387
   Net loss on foreclosed real estate                                          63         111         82         113
   Amortization of intangible assets                                           11          13         24          27
   Loss on customer fraud                                                     430          --        430          --
   Other                                                                      584         650      1,162       1,226
                                                                         --------    --------   --------    --------
      Total operating expenses                                              3,366       2,996      6,242       5,783
                                                                         --------    --------   --------    --------

Income before income tax provision                                          1,178       1,578      2,424       2,650
Income tax provision                                                          214         264        455         484
                                                                         --------    --------   --------    --------
Net income                                                               $    964    $  1,314   $  1,969    $  2,166
                                                                         ========    ========   ========    ========
Basic earnings per common share                                          $    .36    $    .49   $    .74    $    .81
                                                                         ========    ========   ========    ========
Diluted earnings per common share                                        $    .35    $    .46   $    .71    $    .77
                                                                         ========    ========   ========    ========
Dividends per common share                                               $    .12    $   .109   $    .24    $   .218
                                                                         ========    ========   ========    ========

See accompanying notes to unaudited consolidated financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                                      Six Months Ended March 31,
                                                                                         2005        2004
                                                                                       --------    --------
Operating Activities:
---------------------
     Net income                                                                        $  1,969    $  2,166
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                          200         125
         Loss on foreclosed real estate                                                      82         113
         Provision for depreciation and amortization                                        370         387
         Deferred loan fee amortization                                                    (115)       (110)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                           367         787
         Amortization of intangibles                                                         24          27
         Loss on customer fraud                                                             430          --
         Net gain on sale of securities                                                    (430)       (508)
         Writedown of securities                                                             43          --
         Net gain on sale of loans                                                          (15)        (28)
         Origination of loans held-for-sale                                              (1,379)     (1,167)
         Proceeds from sale of loans held-for-sale                                          902       1,240
         (Increase)/Decrease in interest receivable                                        (175)         63
         Decrease in prepaid income taxes                                                    44          24
         Decrease in interest payable                                                       (35)       (192)
         Increase in cash surrender value of life insurance policies                        (99)       (105)
         Contribution to ESOP                                                              (235)       (103)
         Other changes, net                                                                 (42)      1,472
                                                                                       --------    --------

        Net cash provided by operating activities                                         1,906       4,191
                                                                                       --------    --------

Investing Activities:
---------------------

     Proceeds from sales of securities available-for-sale                                 4,978      11,099
     Proceeds from maturities and principal repayments of
        securities available-for-sale                                                    21,583      22,543
     Purchases of securities available-for-sale                                         (29,667)    (30,564)
     Purchases of securities held-to-maturity                                           (13,042)    (27,655)
     Proceeds from maturities and principal repayments of
        securities held-to-maturity                                                       8,115      24,774
     Net increase in loans                                                               (9,445)    (11,420)
     Proceeds from sale of foreclosed real estate                                           310          39
     Net purchases of FHLB stock                                                           (332)       (380)
     Proceeds from sale of office premises and equipment                                     --          30
     Additions to office premises and equipment                                            (310)        (54)
                                                                                       --------    --------

        Net cash used in investing activities                                           (17,810)    (11,588)
                                                                                       --------    --------



Continued on page 4.
                                       -3-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)

                                                                    Six Months Ended March 31,
                                                                        2005        2004
                                                                      --------    --------
Financing Activities:
--------------------
Net increase/(decrease) in deposits                                      2,135      (2,503)
Increase/(decrease) in repurchase agreements                             1,547        (641)
Net increase in short-term borrowings                                    8,124      21,929
Proceeds from long-term borrowings                                      20,000          --
Repayments of long-term borrowings                                     (15,205)    (10,200)
Increase in advance payments by borrowers for taxes and insurance          983       1,037
Cash dividends paid                                                       (639)       (585)
Stock options exercised                                                    379         353
Proceeds from sale of stock through Dividend Reinvestment Plan              74          71
Purchase of treasury stock                                              (1,265)       (877)
                                                                      --------    --------

    Net cash provided by financing activities                           16,133       8,584
                                                                      --------    --------

Increase in cash and cash equivalents                                      229       1,187

Cash and cash equivalents at beginning of period                         8,831       7,992
                                                                      --------    --------

Cash and cash equivalents at end of period                            $  9,060    $  9,179
                                                                      ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                           $  8,442    $  8,308
  Income taxes                                                        $    350    $    340
                                                                      --------    --------

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

Transfer of loans to foreclosed real estate                           $     --    $    542
                                                                      --------    --------

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                        (in thousands, except share data)

                                                                                                            Accumulated
                                                                                                               Other
                                                   Common        Paid-in      Treasury      Retained       Comprehensive
                                                   Stock         Capital       Stock        Earnings       Income (Loss)   Total

====================================================================================================================================

Balance at September 30, 2003                      $    28       $ 28,960     $(7,192)      $  16,388       $    2,011     $ 40,195
Comprehensive income:
     Net income                                                                                 2,166                         2,166
     Other comprehensive income,
       net of tax of $479                                                                                          929          929
     Reclassification adjustment,
       net of tax of ($173)                                                                                       (335)        (335)
                                                   -------       --------     -------       ---------       ----------     --------
Total comprehensive income                              --             --          --           2,166              594        2,760

 Cash dividends declared                                                                         (585)                         (585)

Treasury stock purchased - 35,000 shares                                         (877)                                         (877)
Contribution of stock to ESOP (5,000 shares)                           (6)        123                                           117
 Sale of stock through Dividend
       Reinvestment Plan                                               71                                                        71

 Stock options exercised                                              353                                                       353
                                                   -------       --------     -------       ---------       ----------     --------


Balance at March 31, 2004                          $    28       $ 29,378     $(7,946)      $  17,969       $    2,605     $ 42,034
                                                   =======       ========     =======       =========       ==========     ========

Balance at September 30, 2004                      $    32       $ 35,798     $(8,543)      $  13,595         $  1,195     $ 42,077
Comprehensive income:
     Net income                                                                                 1,969                         1,969
     Other comprehensive income,
        net of tax of ($750)                                                                                    (1,456)      (1,456)
     Reclassification adjustment,
        net of tax of ($131)                                                                                      (256)        (256)
                                                   -------       --------     -------       ---------       ----------     --------
Total comprehensive income                              --             --          --           1,969           (1,712)         257

Cash dividends declared                                                                          (639)                         (639)

Treasury stock purchased -
   54,210 shares                                                               (1,265)                                       (1,265)

 Sale of stock through Dividend
    Reinvestment Plan                                                  74                                                        74

 Stock options exercised, including  tax
    benefit of $118                                                   497                                                       497
                                                   -------       --------     -------       ---------       ----------     --------

Balance at March 31, 2005                          $    32       $ 36,369     $(9,808)      $  14,925       $     (517)    $ 41,001
                                                   =======       ========     =======       =========       ==========     ========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                 March 31, 2005

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the "Bank"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2004. The results for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005 or any future interim period.

(3) New Accounting Standards
    ------------------------
In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment." Statement No. 123R revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on October 1, 2005.

(4) Stock Based Compensation
    ------------------------
At March 31, 2005, the Company had several stock-based employee and director compensation plans, which are described in Note 13 in the Company's 2004 Annual Report. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. However, as required to be disclosed by SFAS No. 148, the following table illustrates the pro forma effect on net income and earnings per share if the fair value based method had been applied to the Company's stock option plans (amounts in thousands, except per share data).

                                                        For the three months       For the six months
                                                           ended March 31,           ended March 31,
                                                        ---------------------    ----------------------
                                                          2005        2004         2005         2004
                                                         -------    ---------    ---------    ---------

Net income, as reported                                  $   964    $   1,314    $   1,969    $   2,166
Add:  Stock-based compensation expense included in
  reported net income, net of tax                             --           --           --           --
Deduct: Compensation expense from stock options,
  determined under fair value based method, net of tax       (91)        (136)        (104)        (144)
                                                         -------    ---------    ---------    ---------
Pro forma net income                                     $   873    $   1,178    $   1,865    $   2,022
                                                         =======    =========    =========    =========

Earnings per share:
  Basic - as reported                                    $   .36    $     .49    $     .74    $     .81
  Basic - pro forma                                      $   .33    $     .43    $     .70    $     .75
  Diluted - as reported                                  $   .35    $     .46    $     .71    $     .77
  Diluted - pro forma                                    $   .32    $     .41    $     .67    $     .71

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

(5) Earnings Per Share
    ------------------
Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividend distributed on May 26, 2004. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                   Three Months Ended       Six Months Ended
                                                        March 31,               March 31,
                                                    2005        2004        2005        2004
                                                   ------------------      ------------------
Numerator:
Net Income                                         $  964      $1,314      $1,969      $2,166
                                                   ------      ------      ------      ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares                   2,651       2,685       2,661       2,677
Effect of dilutive securities:
  Employee stock options                              129         160         125         157
                                                   ------      ------      ------      ------
Denominator for diluted earnings per share
- weighted average shares and assumed conversions   2,780       2,845       2,786       2,834
                                                   ------      ------      ------      ------
Basic earnings per share                           $  .36      $  .49      $  .74      $  .81
                                                   ------      ------      ------      ------
Diluted earnings per share                         $  .35      $  .46      $  .71      $  .77
                                                   ------      ------      ------      ------



(6) Securities
    ----------

The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, which requires that investments be classified as either: (1) Securities Held-to-Maturity - reported at amortized cost, (2) Trading Securities
- reported at fair value, or (3) Securities Available-for-Sale - reported at fair value. Unrealized gains and losses on securities available-for-sale are reported as accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses of $517,000, net of tax, on investments classified as available-for-sale are recorded at March 31, 2005. The Company had no securities classified as trading as of March 31, 2005 and September 30, 2004.

(7) Loans Receivable
    ----------------

     Loans receivable are comprised of the following (dollar amounts in thousands):

                                          March 31,     September 30,
                                            2005            2004
                                          ---------     ------------
First mortgage loans:
         Conventional:
             1-4 family dwellings         $ 126,296       $ 109,991
             Multi-family dwellings          10,927          12,191
         Commercial                          52,522          50,334
         Construction:
             Residential                     19,971          29,220
             Commercial                       9,341           7,211
                                          ---------       ---------
                                            219,057         208,947
                                          ---------       ---------
Less:
         Loans in process                   (20,962)        (23,409)
         Unearned discounts and fees           (644)           (612)
                                          ---------       ---------
                                            197,451         184,926
                                          ---------       ---------
Installment loans:
         Home equity                         69,756          71,547
         Consumer loans                       1,022           1,749
         Other                                2,677           2,853
                                          ---------       ---------
                                             73,455          76,149
                                          ---------       ---------
Commercial business loans and leases:
         Commercial business loans           30,709          30,872
         Commercial leases                      736           1,210
                                          ---------       ---------
                                             31,445          32,082
                                          ---------       ---------

Less:  Allowance for loan losses             (2,443)         (2,609)
                                          ---------       ---------

         Loans receivable, net            $ 299,908       $ 290,548
                                          ---------       ---------

(8) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the six months ended March 31, 2005 and the fiscal year ended September 30, 2004 are as follows (dollar amounts in thousands):

                                       March 31,       September 30,
                                         2005              2004
                                       --------         ---------
Balance at beginning of period         $ 2,609          $ 3,091
Provision for loan losses                  200              275
Charge-offs                               (387)            (819)
Recoveries                                  21               62
                                       -------          -------
Balance at end of period               $ 2,443          $ 2,609
                                       -------          -------

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

At March 31, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.5 million compared to $2.4 million at March 31, 2004. Included in the current amount is $372,000 of impaired loans for which the related allowance for loan losses is $21,000, and $2.1 million of impaired loans that as a result of applying impairment tests prescribed under SFAS No. 114, do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended March 31, 2005 was $2.4 million compared to $2.3 million for the same period in the prior year. For the six months ended March 31, 2005, the Company recognized $25,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $36,000 of income on impaired loans during the six month period ended March 31, 2004.

(9) Comprehensive Income
    --------------------

Total comprehensive income amounted to the following for the three and six month periods ended March 31 (dollar amounts in thousands):

                                                                     Three Months Ended   Six Months Ended
                                                                          March 31,           March 31,
                                                                      2005       2004       2005       2004
                                                                    ------------------    -------------------

Net Income                                                          $   964    $ 1,314    $ 1,969    $ 2,166
Unrealized holding gains (losses) on investment
securities and mortgage-backed securities available for
sale, net of taxes                                                   (1,223)       964     (1,456)       929
Reclassification adjustment for (gains) losses
included in net income                                                 (202)      (276)      (256)      (335)
                                                                    -------    -------    -------    -------

Comprehensive income/(loss)                                         $  (461)   $ 2,002    $   257    $ 2,760
                                                                    =======    =======    =======    =======

(10) Goodwill and Other Intangible Assets
     ------------------------------------

The Company performed its annual goodwill impairment test during the quarter ended March 31, 2005 and it was determined that no adjustments were required.

(11) Guarantees
     ----------

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of March 31, 2005 and 2004 for guarantees under standby letters of credit issued is not material.

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

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 8 "Allowance for Loan Losses" on page 10 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on pages 17 and 18 herein and page 49 of the Company's 2004 Annual Report to Shareholders. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Refer also to note 13 "Stock Option Plans" on page 32 of the Company's 2004 Annual Report to Shareholders and Note 3 "New Accounting Standards" on page 6 above.

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $16.8 million, or 2.7%, to $644.6 million at March 31, 2005 from $627.9 million at September 30, 2004. Significant changes in individual categories include an increase in securities held-to-maturity of $4.9 million and an increase in net loans of $9.4 million. The increase was driven by a $16.3 million increase in conventional one-to-four family mortgages, which offset a $9.2 million decline in residential construction loans.

Total liabilities of the Company increased $17.8 million, or 3.0%, to $603.6 million at March 31, 2005 from $585.8 million at September 30, 2004. Significant changes include an increase in short-term borrowings of $8.1 million, an increase in long-term debt of $4.8 million, an increase in deposits of $2.1 million, an increase in repurchase agreements of $1.5 million, and an increase in advance payments by borrowers for taxes and insurance of $1.0 million.

Stockholders' equity decreased $1.1 million, or 2.6% to $41.0 million at March 31, 2005, compared to $42.1 million at September 30, 2004. This result reflects net income for the six-month period ended March 31, 2005 of $1.97 million, stock options exercised of $379,000, and stock issued under the Dividend Reinvestment Plan of $74,000. Offsetting these increases were common stock cash dividends paid of $639,000, treasury stock purchased of $1.26 million, and a decrease of accumulated other comprehensive income of $1.7 million. Accumulated other comprehensive income decreased from September 30, 2004 as a result of changes in the net unrealized gains on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at March 31, 2005, to be other than temporary. An impairment writedown of $43,000 was charged to expense during the current fiscal period based on management's determination that the impairment on a government agency equity security was considered other than temporary based on the regulatory sanctions imposed on the agency. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of March 31, 2005 and September 30, 2004 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------

The following table sets forth information regarding non-accrual loans and foreclosed real estate by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructuring at the dates presented (dollar amounts in thousands).

                                                       March 31,   September 30,
                                                         2005          2004
                                                         ----          ----
Non-accrual residential real estate loans
    (one-to-four family)                                $  401        $  777

Non-accrual construction, multi family
    residential and commercial real estate loans           342           269

Non-accrual installment loans                              447           530

Non-accrual commercial business loans                    2,200         2,071
                                                        ------        ------

Total non-performing loans                              $3,390        $3,647
                                                        ======        ======

Total non-performing loans as a percent of
    net loans receivable                                  1.13%         1.26%
                                                        ======        ======

Total foreclosed real estate                            $1,197        $1,517
                                                        ======        ======

Total non-performing loans and foreclosed real
estate as apercent of total assets                        .71%          .82%
                                                        ======        ======


Included in non-performing loans at March 31, 2005 are 7 single-family residential real estate loans totaling $401,000, four commercial real estate loans totaling $342,000, 22 home equity and installment loans totaling $447,000, and 13 commercial business loans totaling $2.2 million.

At March 31, 2005, the Company had an allowance for loan losses of $2.4 million or .81% of net loans receivable, as compared to an allowance of $2.6 million or ..90% of net loans receivable at September 30, 2004. The allowance for loan losses equals 72.1% of non-performing loans at March 31, 2005 compared to 71.5% at September 30, 2004. While the allowance for loan losses has decreased,
management   believes  the  balance  is  adequate   based  on  its  analysis  of
quantitative and qualitative factors as of March 31, 2005. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 2005 is reasonable. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Six Months Ended March 31, 2005 and 2004
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended March 31, 2005 was $964,000 ($.35 per diluted share) compared to $1.3 million ($.46 per diluted share) for the same period in 2004, a decrease of $350,000 or 26.6 %. The decrease reflects an increase in other operating expenses of $370,000, or 12.4%, and a decrease in other income of $95,000, or 8.2%. Partially offsetting these factors was an increase in net interest income of $15,000 or .4%, a decrease in the provision for loan losses of $50,000, or 66.7%, and a decrease in the provision for income taxes of $50,000, or 18.9%.

Net income for the six months ended March 31, 2005 was $1.97 million ($.71 per diluted share) compared to $2.17 million ($.77 per diluted share) for the same period in 2004, a decrease of $197,000 or 9.1%. The decrease reflects an increase in other operating expenses of $459,000, or 7.9%, a decrease in other income of $123,000, or 6.0%, and an increase in the provision for loan losses of $75,000 or 60.0%. Partially offsetting these factors was an increase in net interest income of $431,000 or 6.6% and a decrease in the provision for income taxes of $29,000 or 6.0%

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.30% in the three months ended March 31, 2005 from 2.40% in the same period in 2004 as a result of the average yield on total interest earning assets decreasing 1 basis point while the average rate paid on interest-bearing liabilities increased 9 basis points. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                           Three Months Ended
                                                                March 31,
                                                           2005          2004
                                                           ----          ----
Average yield on:
  Mortgage loans                                           6.05%         6.47%
  Mortgage-backed securities                               3.97          3.82
  Installment loans                                        5.83          6.00
  Commercial business loans and leases                     5.73          5.83
  Interest -earning deposits with other institutions,
  investment securities, and FHLB stock (1)                4.62          4.39
                                                           ----          ----
  Total interest-earning assets                            5.13          5.14
                                                           ----          ----
Average rates paid on:
  Savings deposits                                         2.08          2.11
  Borrowed funds                                           3.88          3.80
                                                           ----          ----
  Total interest-bearing liabilities                       2.83          2.74
                                                           ----          ----
Average interest rate spread                               2.30%         2.40%
                                                           ====          ====
Net yield on interest-earning assets                       2.39%         2.49%
                                                           ====          ====

(1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's tax-equivalent interest rate spread increased to 2.31% in the six months ended March 31, 2005 from 2.29% in the same period in fiscal 2004 as a result of the average yield on total interest earning assets increasing more than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                            Six Months Ended
                                                                March 31,
                                                           2005          2004
                                                           ----          ----
Average yield on:
  Mortgage loans                                           6.04%         6.50%
  Mortgage-backed securities                               3.93          3.39
  Installment loans                                        5.83          6.09
  Commercial business loans and leases                     6.01          5.99
  Interest -earning deposits with other institutions,
  investment securities, and FHLB stock (1)                4.59          4.43
                                                           ----          ----
  Total interest-earning assets                            5.11          5.09
                                                           ----          ----
Average rates paid on:
  Savings deposits                                         2.06          2.16
  Borrowed funds                                           3.82          3.87
                                                           ----          ----
  Total interest-bearing liabilities                       2.80          2.80
                                                           ----          ----
Average interest rate spread                               2.31%         2.29%
                                                           ====          ====
Net yield on interest-earning assets                       2.39%         2.37%
                                                           ====          ====

(1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $168,000 or 3.9% to $4.5 million for the three months ended March 31, 2005, compared to the same period in 2004. Interest on loans increased $279,000 or 3.2% to $9.0 million for the six months ended March 31, 2005. The increase for both periods reflects an increase in the average loan balance outstanding during 2005 partially offset by a decrease in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities increased $215,000 or 18.3% to $1.4 million for the three months ended March 31, 2005, compared to the same period in 2004. Interest on mortgage-backed securities increased $640,000 or 30.5% to $2.7 million for the six months ended March 31, 2005. The increase for both periods reflects an increase in the average balance of mortgage-backed securities owned in the period as well as an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities decreased $88,000 or 4.5% to $1.9 million for the three months ended March 31, 2005, as compared to the same period in 2004. Interest on interest-bearing demand deposits with other institutions and investment securities decreased $197,000 or 5.1% to $3.7 million for the six months ended March 31, 2005, as compared to the same period in 2004. The decrease for both periods reflects a decrease in the average balance in the portfolio partially offset by an increase in the yield earned on these investments.

Interest Expense
----------------

Interest on deposits decreased $60,000 or 3.1% to $1.9 million for the three-month period ended March 31, 2005, as compared to the same period in 2004. The decrease reflects a decrease in the average balance of deposits and a slight decrease in the cost of these deposits. Interest on deposits decreased $257,000 or 6.5% to $3.7 million for the six-month period ended March 31, 2005, as compared to the same period in 2004. The decrease reflects a decrease in the average balance of deposits as well as a decrease in the average cost of the deposits.

Interest on subordinated debt increased $35,000 for the three months ended March 31, 2005, as compared to the same period in 2004. Interest on subordinated debt increased $58,000 for the six months ended March 31, 2005. The increase for both periods reflects an increase in the cost of these debentures while the average balance remained unchanged.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, securities sold under agreement to repurchase, and treasury, tax and loan notes, increased $356,000 to $543,000 for the three-month period ended March 31, 2005, as compared to the same period in fiscal 2004. The increase reflects an increase in the average balance of these borrowings as well as an increase in the average cost of these borrowings. Interest on short-term borrowings increased $617,000 to $962,000 for the six month period ended March 31, 2005. The increase for both periods reflects an increase in the average balance of these borrowings, while the average cost of these borrowings decreased slightly.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, decreased $51,000, or 2.9%, to $1.7 million for the three months ended March 31, 2005 as compared to the same period in fiscal 2004. Interest on long-term debt decreased $127,000, or 3.6%, to $3.4 million for the six months ended March 31, 2005 as compared to the same period in fiscal 2004. The decrease for both periods reflects a decrease in the average balance of the debt, as well as a decrease in the average cost of the debt.

The Company continues to rely on FHLB advances as cost effective wholesale funding sources.


Net Interest Income
-------------------

The Company's net interest income increased $15,000 or .43% to $3.5 million, for the three month period ended March 31, 2005, as compared to the same period in 2004. The Company's net interest income increased $431,000 or 6.6% to $7.0 million, for the six months ended March 31, 2005, as compared to the same period in 2004. The increase is attributable to an increased interest rate spread, partially offset by a decrease in net interest-earning assets.


Provision for Loan Losses
-------------------------

The provision for loan losses decreased to $25,000 for the three-month period ended March 31, 2005, as compared to $75,000 for the same period in 2004. At March 31, 2005, the allowance for loan losses decreased $166,000 to $2.44 million from $2.61 million at September 30, 2004. Net loan charge-offs were $129,000 and $222,000 for the three months ended March 31, 2005 and 2004, respectively. Net loan charge-offs were $365,000 and $249,000 for the six months ended March 31, 2005 and 2004, respectively.

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

Other Income
------------

Total non-interest or other income decreased $95,000 or 8.2% to $1.1 million, and decreased $123,000 or 6.0% for the three and six month periods ended March 31, 2005, respectively, as compared to the same periods in 2004. Decreases in other income primarily relate to decreased gains on the sales of securities, partially offset by an increase in other income, including ATM fees and fees on retail investment sales.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, decreased $4,000 or 5.5% to $69,000, and decreased $4,000 or 2.4% to $166,000 for the three and six month periods ended March 31, 2005, as compared to the same periods in 2004.

Net gains on the sales of securities were $348,000 and $430,000 for the three and six month periods ended March 31, 2005, as compared to gains of $419,000 and $508,000 in the same periods in fiscal 2004. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Writedowns of securities were $43,000 for the three and six month periods ended March 31, 2005. An impairment writedown was charged to expense during the current fiscal period based on management's determination that the impairment on its holding of a government agency equity security was considered other than temporary based on the regulatory sanctions imposed on the agency. There were no such writedowns during the prior fiscal periods.

Gain on the sale of loans was $10,000 and $15,000 for the three and six month periods ended March 31, 2005, as compared to gains of $11,000 and $28,000 for the same periods in fiscal 2004. The six-month period ended March 31, 2005 results include the sale of approximately $887,000 of fixed rate, single-family mortgage loans, compared to $1.2 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees decreased $6,000 or 1.9% and $5,000 or .75% for the three and six month periods ended March 31, 2005, respectively, as compared to the same periods in fiscal 2004. The decrease in both periods is primarily attributed to a decrease in the volume of fees collected for returned checks on deposit accounts and miscellaneous fees collected on checking accounts, partially offset by an increase in the service charges assessed on checking accounts.

Operating Expenses
------------------

Total operating expenses for the three-month period ended March 31, 2005 totaled $3.4 million compared to $3.0 million for the same period in 2004. Total operating expenses for the six month period ended March 31, 2005 totaled $6.2 million compared to $5.8 million for the same period in fiscal 2004. The increase for both periods is due primarily to a loss recognized on a customer fraud and an increase in compensation and benefits expense, partially offset by a decrease in the net loss on foreclosed real estate and a decrease in other operating expenses.

Included in other operating expenses for the quarter ended March 31, 2005, was a pre-tax charge of $430,000 related to a check kiting fraud discovered in March attributable to one business customer. While a portion or all of the loss may ultimately be recovered, the customer was unable to provide restitution or adequate collateral at this time and the timing and amount of any recovery is therefore uncertain.

Compensation and benefits expense was $1.82 million for the three month period ended March 31, 2005 compared to $1.76 million for the same period in 2004. Compensation and benefits expense was $3.64 million for the six month period ended March 31, 2005 compared to $3.52 million for the same period in 2004. The increase in both periods is due primarily to normal salary increases for employees and increases in the cost of health insurance.

Net loss on foreclosed real estate was $63,000 and $111,000 for the three month periods ended March 31, 2005 and 2004, respectively. Net loss on foreclosed real estate was $82,000 and $113,000 for the six month periods ended March 31, 2005 and 2004, respectively. The results reflect the costs associated with the holding and disposition of properties during the periods. At March 31, 2005, the Bank had 17 single-family residential properties, all of which were owned by the same borrower as investment properties, and two commercial real estate properties classified as foreclosed real estate.

Other operating expenses were $584,000 for the three month period ended March 31, 2005 compared to $650,000 for the same period in 2004. Other operating expenses was $1.16 million for the six month period ended March 31, 2005 compared to $1.2 million for the six month period ended March 31, 2004. The decrease in both periods is attributed to a decrease in the service charges on the Company's bank accounts, a decrease in the balances of NOW accounts charged off, and a decrease in legal expense, partially offset by an increase in consulting fees and an increase in the ATM over and short expenses.


Income Taxes
------------

Total income tax expense for the three-month period ended March 31, 2005 was $214,000 compared to $264,000 for the same 2004 period. The effective tax rates for the three-month periods ended March 31, 2005 and 2004 were approximately 18.2% and 16.7%, respectively. Total income tax expense for the six-month period ended March 31, 2005 was $455,000 compared to $484,000 for the same fiscal 2004 period. The effective tax rates for the six-month periods ended March 31, 2005 and 2004 were approximately 18.8% and 18.3%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended March 31, 2005 was $2.1 million and $427,000, respectively, compared to $2.4 million and $519,000, respectively, for the three-month period ended March 31, 2004. State and federal tax-exempt income for the six-month period ended March 31, 2005 was $4.0 million and $856,000, respectively, compared to $4.3 million and $1.1 million, respectively, for the six-month period ended March 31, 2004.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2003. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2005, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.20% and total risk-based capital as a percentage of risk-weighted assets of 13.90%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2005, the Company had a Leverage Ratio of 7.57%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2005, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.64% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2005, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.79%.


Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2005, the total of approved loan commitments amounted to $3.2 million. In addition, the Company had $21.0 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $79.2 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                      March 31,    September 30,
                                                        2005            2004
                                                        ----            ----
                                                           (in thousands)

Commitments to grant loans                            $ 3,226         $13,133
Unfunded commitments under lines of credit             40,363          36,092
Financial and performance standby letters of credit       295             175

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2005 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as
          Exhibit 13 to the Form 10-K for September 30, 2004.

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


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          Not Applicable


Item 3.   Defaults Upon Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Security Holders

          On  February  8,  2005,   the  Company  held  its  annual  meeting  of
          stockholders and the following items were presented:

          Election of Director J. Robert Gales, Director Charles E. Nettrour, and Director William L. Windisch for a term of 3 years to expire in 2008. Director Gales received 2,305,212 votes in favor and 275,489 votes withheld; Director Nettrour received 2,305,095 votes in favor and 275,606 votes withheld; and Director Windisch received 2,303,266 votes in favor and 277,435 votes withheld. There were no abstentions or broker non-votes. The terms of the office continued after the meeting: Robert F. Kastelic, Oliver D. Keefer, Richard G. Spencer, and Joanne Ross Wilder.

          The  Company's   stockholders   also  approved  the  2005  Stock-Based
          Incentive Plan (1,647,126 votes for, 527,094 votes against and 37,847 abstentions). There were no broker non-votes on the proposal.

Item 5.   Other Information

          (a)  Not applicable.

          (b)  Not applicable.

Item 6.   Exhibits

          The following exhibits are filed as part of this Report.
          3.1  Articles of Incorporation (1)
          3.2  Amended Bylaws (2)
          4.1 Rights Agreement dated June 30, 2003 between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
          4.3* Indenture,  dated as of  September  26,  2002,  between  Fidelity
               Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association
          4.4* Amended and Restated  Declaration of Trust, dated as of September
               26, 2002, by and among State Street Bank and Trust Company, National Association, as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and William L. Windisch, Richard G. Spencer and Lisa L. Griffith, as Administrators.
          4.5* Guarantee  Agreement,  as dated as of September  26, 2002, by and between Fidelity Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association.
         10.1  Employee Stock Ownership   Plan,  as  amended  (1)
         10.2  1988  Employee   Stock
               Compensation  Program (1)
         10.3  1993 Employee  Stock  Compensation
               Program (4)
         10.4  1997 Employee Stock Compensation Program (5)
         10.5  1993 Directors' Stock Option Plan (4)
         10.6  1998  Group   Term   Replacement   Plan  (6)  10.7  1998   Salary
               Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (6)
         10.8 1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (6)
         10.9 1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (6)
         10.10 Salary Continuation Plan Agreement with Lisa L. Griffith
         10.11 1998 Stock Compensation Plan (7)
         10.12 2000 Stock Compensation Plan (8)
         10.13 2001 Stock Compensation Plan (9)
         10.14 2002 Stock Compensation Plan (10)
         10.15 2005 Stock-Based Incentive Plan (11)
         20.1  Dividend Reinvestment Plan (12)

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

(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on August 14, 2002.
(3)  Incorporated by reference from Form 8-A filed June 30, 2003.
(4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(6) Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 1998.
(7) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(8) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
(9) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 29, 2002.
(10) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on February 26, 2003.
(11) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 7, 2005.
(12) Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 14, 2000.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIDELITY BANCORP, INC.



Date:   May 16, 2005          By: /s/ Richard G. Spencer
                                  ----------------------------------------------
                                  Richard G. Spencer
                                  President and Chief Executive Officer


Date:   May 16, 2005          By: /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer