Form 10-Q
period 2005-06-30
FIDELITY BANCORP INC
filed 2005-08-15
CIK 769207

United States Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2005
                                   -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock, as of the latest  practicable  date:
2,926,588 shares, par value $0.01, at July 29, 2005
---------------------------------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                                                           Page
------------------------------                                                                           ----
Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of June 30, 2005 and                      1
               September 30, 2004

               Consolidated Statements of Income for the Three and Nine Months Ended                       2
               June 30, 2005 and 2004

               Consolidated Statements of Cash Flows for the Nine Months Ended                           3-4
               June 30, 2005 and 2004

               Consolidated  Statements of Changes in Stockholders' Equity for the Nine Months
               Ended June 30, 2005 and 2004                                                                5

               Notes to Consolidated Financial Statements                                                  6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations      12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                 21

Item 4.        Controls and Procedures                                                                    22


Part II - Other Information
---------------------------

Item l.        Legal Proceedings                                                                          22

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                                22

Item 3.        Defaults Upon Senior Securities                                                            22

Item 4.        Submission of Matters to a Vote of Security Holders                                        22

Item 5.        Other Information                                                                          22

Item 6.        Exhibits                                                                                23-24

Signatures                                                                                                25


Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                                                         June 30,   September 30,
              Assets                                                                       2005         2004
              ------                                                                       ----         ----
Cash and due from banks                                                                 $   6,992    $   8,212
Interest-bearing demand deposits with other institutions                                      370          619
                                                                                        ---------    ---------
    Cash and Cash Equivalents                                                               7,362        8,831

Securities available-for-sale                                                             190,797      186,112
  (amortized cost of  $190,571 and $184,301)
Securities held-to-maturity                                                               111,790      109,334
  (fair value of $112,268 and $110,413)
Loans held for sale                                                                            50          116
Loans receivable, net of allowance of $2,540 and $2,609                                   325,752      290,548
Foreclosed real estate, net                                                                 1,274        1,517
Restricted investments in bank stock, at cost                                              12,254       11,156
Office premises and equipment, net                                                          5,254        5,210
Accrued interest receivable                                                                 3,305        3,081
Other assets                                                                               12,828       11,981
                                                                                        ---------    ---------

       Total Assets                                                                     $ 670,666    $ 627,886
                                                                                        =========    =========
              Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
      Non-interest bearing                                                              $  31,720    $  30,237
      Interest bearing                                                                    335,415      329,694
                                                                                        ---------    ---------
          Total Deposits                                                                  367,135      359,931

   Short-term borrowings                                                                   90,641       64,106
   Subordinated Debt                                                                       10,310       10,310
   Securities sold under agreement to repurchase                                            7,968        5,118
   Advance payments by borrowers for taxes and insurance                                    3,002        1,129
   Other liabilities                                                                        3,715        2,908
   Long-term debt                                                                         145,607      142,307
                                                                                        ---------    ---------
       Total Liabilities                                                                  628,378      585,809
                                                                                        ---------    ---------

Stockholders' equity:
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 3,514,709
      and 3,153,617 shares issued, respectively                                                35           32
   Paid-in capital                                                                         44,009       35,798
   Retained earnings                                                                        7,903       13,595
   Accumulated other comprehensive income                                                     149        1,195
   Treasury stock, at cost -587,955 and 480,295 shares                                     (9,808)      (8,543)
                                                                                        ---------    ---------
       Total Stockholders' Equity                                                          42,288       42,077
                                                                                        ---------    ---------

       Total Liabilities and Stockholders' Equity                                       $ 670,666    $ 627,886
                                                                                        =========    =========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                                             Three Months Ended     Nine Months Ended
                                                                                   June 30,             June 30,
                                                                             ------------------     -----------------
                                                                              2005       2004        2005       2004
                                                                            --------   --------    --------   --------
Interest income:
   Loans                                                                   $  4,779   $  4,325   $ 13,729    $ 12,996
   Mortgage-backed securities                                                 1,358      1,121      4,096       3,219
   Investment securities - taxable                                            1,401      1,346      4,124       4,023
   Investment securities - tax-exempt                                           463        520      1,410       1,712
   Other                                                                          2          1          5           2
                                                                           --------   --------   --------    --------
      Total interest income                                                   8,003      7,313     23,364      21,952
                                                                           --------   --------   --------    --------


Interest expense:
   Deposits                                                                   1,966      1,848      5,659       5,800
   Short-term borrowings                                                        668        204      1,631         549
   Long-term debt                                                             1,723      1,757      5,172       5,331
   Subordinated debt                                                            172        121        474         365
                                                                           --------   --------   --------    --------
      Total interest expense                                                  4,529      3,930     12,936      12,045
                                                                           --------   --------   --------    --------
Net interest income                                                           3,474      3,383     10,428       9,907

Provision for loan losses                                                       225         75        425         200
                                                                           --------   --------   --------    --------

Net interest income after provision for loan losses                           3,249      3,308     10,003       9,707
                                                                           --------   --------   --------    --------
Other income:
   Loan service charges and fees                                                101        113        267         283
   Realized gain on sales of securities, net                                     79         67        510         576
   Writedown of securities                                                        -          -        (43)          -
   Gain on sales of loans                                                        11         13         25          41
   Deposit service charges and fees                                             351        352      1,017       1,022
   Other                                                                        398        355      1,076       1,013
                                                                           --------   --------   --------    --------
      Total other income                                                        940        900      2,852       2,935
                                                                           --------   --------   --------    --------
Operating expenses:
   Compensation and benefits                                                  1,917      1,812      5,555       5,334
   Office occupancy and equipment expense                                       266        251        802         759
   Depreciation and amortization                                                179        186        549         573
   Net loss on foreclosed real estate                                            13         33         96         146
   Amortization of intangible assets                                             11         13         35          39
   Loss on customer fraud                                                         -          -        430           -
   Other                                                                        562        581      1,723       1,808
                                                                           --------   --------   --------    --------
      Total operating expenses                                                2,948      2,876      9,190       8,659
                                                                           --------   --------   --------    --------

Income before income tax provision                                            1,241      1,332      3,665       3,983
Income tax provision                                                            300        218        755         702
                                                                           --------   --------   --------    --------
Net income                                                                 $    941   $  1,114   $  2,910    $  3,281
                                                                           ========   ========   ========    ========

Basic earnings per common share                                            $    .32   $    .38   $    .99    $   1.12
                                                                           ========   ========   ========    ========
Diluted earnings per common share                                          $    .31   $    .37   $    .95    $   1.07
                                                                           ========   ========   ========    ========
Dividends per common share                                                 $    .13   $    .11   $    .35    $    .33
                                                                           ========   ========   ========    ========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)


                                                                             Nine Months Ended June 30,
                                                                             --------------------------
                                                                                 2005        2004
                                                                               --------    --------
Operating Activities:
--------------------
     Net income                                                                $  2,910    $  3,281
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
         Provision for loan losses                                                  425         200
         Loss on foreclosed real estate                                              96         146
         Provision for depreciation and amortization                                549         573
         Deferred loan fee amortization                                            (153)       (201)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                   550       1,150
         Amortization of intangibles                                                 35          39
         Loss on customer fraud                                                     430           -
         Net gain on sale of securities                                            (510)       (576)
         Writedown of securities                                                     43           -
         Net gain on sale of loans                                                  (25)        (41)
         Origination of loans held-for-sale                                      (1,599)     (1,539)
         Proceeds from sale of loans held-for-sale                                1,689       1,864
         (Increase)/Decrease in interest receivable                                (224)        111
         Decrease in prepaid income taxes                                           311          18
         Decrease in interest payable                                               (24)       (211)
         Increase in cash surrender value of life insurance policies               (148)       (151)
         Increase in accounts payable                                               619       1,022
         Contribution to ESOP                                                      (235)       (103)
         Other changes, net                                                        (691)        207
                                                                               --------    --------

        Net cash provided by operating activities                                  4,048      5,789
                                                                               --------    --------

Investing Activities:
--------------------

     Proceeds from sales of securities available-for-sale                         5,096      11,336
     Proceeds from maturities and principal repayments of
        securities available-for-sale                                            31,846      36,020
     Purchases of securities available-for-sale                                 (42,878)    (43,849)
     Purchases of securities held-to-maturity                                   (16,671)    (35,640)
     Proceeds from maturities and principal repayments of
        securities held-to-maturity                                              14,024      33,174
     Net increase in loans                                                      (35,713)    (19,715)
     Proceeds from sale of foreclosed real estate                                   479          36
     Net purchases of FHLB stock                                                 (1,098)       (709)
     Proceeds from sale of office premises and equipment                              -          30
     Additions to office premises and equipment                                    (593)       (111)
                                                                               --------    --------

  Net cash used in investing activities                                         (45,508)    (19,428)
                                                                               --------    --------



Continued on page 4.
                                                              -3-

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)

                                                                                                       Nine Months Ended June 30,
                                                                                                       --------------------------
                                                                                                           2005         2004
                                                                                                         --------    ---------
Financing Activities:
---------------------
Net increase in deposits                                                                                    7,204         885
Increase in repurchase agreements                                                                           2,850       1,448
Net increase in short-term borrowings                                                                      26,535      23,893
Proceeds from long-term borrowings                                                                         20,000           -
Repayments of long-term borrowings                                                                        (16,700)    (10,300)
Increase in advance payments by borrowers for taxes and insurance                                           1,873       1,704
Cash dividends paid                                                                                        (1,022)       (909)
Stock options exercised                                                                                       402         563
Proceeds from sale of stock through Dividend Reinvestment Plan                                                114         107
Purchase of treasury stock                                                                                 (1,265)     (1,458)
                                                                                                         --------    ---------

Net cash provided by financing activities                                                                  39,991      15,933
                                                                                                         --------    ---------

Increase in cash and cash equivalents                                                                      (1,469)      2,294

Cash and cash equivalents at beginning of period                                                            8,831       7,992
                                                                                                         --------    ---------

Cash and cash equivalents at end of period                                                               $  7,362    $  10,286
                                                                                                         ========    =========
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
--------------------------------
  Interest on deposits and other borrowings                                                              $ 12,960    $ 12,256
  Income taxes                                                                                           $    350    $    600
                                                                                                         --------    ---------
Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate                                                              $    237    $    542
                                                                                                         --------    ---------

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
     ----------------------------------------------------------------------
                        (in thousands, except share data)

                                                                                             Accumulated
                                                             Paid-in                             Other
                                              Common Stock   Capital     Treasury  Retained  Comprehensive
                                                                          Stock    Earnings  Income (Loss)        Total
=========================================================================================================================

Balance at September 30, 2003                        $  28  $ 28,960     $ (7,192) $ 16,388      $  2,011        $ 40,195
                                                     -----  --------     --------  --------      --------        --------

Comprehensive income:
     Net income                                                                       3,281                         3,281
     Other comprehensive loss,
       net of tax of $479                                                                          (1,659)         (1,659)
     Reclassification adjustment,
       net of tax of ($196)                                                                          (380)           (380)
                                                     -----  --------     --------  --------      --------        --------
Total comprehensive income                              --        --          --      3,281        (2,039)          1,242

Cash dividends declared                                                                (909)                         (909)

Treasury stock purchased - 59,620 shares                                  (1,458)                                  (1,458)
10% Stock dividend distribution                          3     5,882                 (5,885)                            -
Contribution of stock to ESOP (5,000 shares)                      (6)        123                                      117
Sale of stock through Dividend Reinvestment Plan                 107                                                  107
 Stock options exercised                                         563                                                  563
                                                     -----  --------     --------  --------      --------        --------

Balance at June 30, 2004                             $  31  $ 35,506    $ (8,527)  $ 12,875      $   (28)        $ 39,857
                                                     =====  ========    ========   ========      =======         ========

Balance at September 30, 2004                        $  32  $ 35,798    $ (8,543)  $ 13,595      $ 1,195         $ 42,077

Comprehensive income:
     Net income                                                                       2,910                         2,910
     Other comprehensive loss,
        net of tax of ($380)                                                                        (738)            (738)
     Reclassification adjustment,
        net of tax of ($159)                                                                        (308)            (308)
                                                     -----  --------    --------   --------      -------         --------
Total comprehensive income                              --       --           --      2,910       (1,046)
                                                                                                                    1,864

Cash dividends declared                                                              (1,022)                       (1,022)

10% stock dividend distribution                          3     7,577                 (7,580)                            -
Treasury stock purchased -
   54,210 shares                                                          (1,265)                                  (1,265)

Sale of stock through Dividend Reinvestment Plan                 114                                                  114

Stock options exercised, including  tax
benefit of $118                                                  520                                                  520
                                                     -----  --------    --------   --------      -------         --------

Balance at June 30, 2005                             $  35  $ 44,009    $ (9,808)  $  7,903      $    149        $ 42,288
                                                     =====  ========    ========   ========      ========        ========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                  June 30, 2005

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the "Bank"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2004. The results for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005 or any future interim period.

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

In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections." The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes," and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that adoption of the provisions of SFAS 154 will not have a material impact on its' consolidated financial statements.

(4) Stock Based Compensation
    ------------------------

At June 30, 2005, the Company had several stock-based employee and director compensation plans, which are described in Note 13 in the Company's 2004 Annual Report. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for its stock option plans. However, as required to be disclosed by SFAS No. 148, the following table illustrates the pro forma effect on net income and earnings per share if the fair value based method had been applied to the Company's stock option plans (amounts in thousands, except per share data).

                                                          For the three months     For the nine months
                                                             ended June 30,          ended June 30,
                                                             --------------          --------------
                                                            2005         2004         2005      2004
                                                         ---------    ---------    ---------   -------
Net income, as reported                                  $    941    $   1,114    $   2,910   $   3,281
Add:  Stock-based compensation expense included in
  reported net income, net of tax                               -            -            -           -
Deduct: Compensation expense from stock options,
  determined under fair value based method, net of tax        (11)         (16)        (115)       (161)
                                                         ---------    ---------    ---------   ---------

Pro forma net income                                     $    930    $   1,098    $   2,795    $  3,120
                                                         ========    =========    =========    ========

Earnings per share:
  Basic - as reported                                    $    .32    $     .38    $     .99    $   1.12
  Basic - pro forma                                      $    .32    $     .37    $     .95    $   1.06
  Diluted - as reported                                  $    .31    $     .37    $     .95    $   1.07
  Diluted - pro forma                                    $    .31    $     .36    $     .91    $   1.02

The Black-Scholes option pricing model requires the use of subjective assumptions which can materially affect fair value estimates. Therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

(5) Earnings Per Share
    ------------------
Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividend distributed on May 26, 2005 and May 26, 2004. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                              Three Months Ended            Nine Months Ended
                                                   June 30,                     June 30,
                                              ------------------            -----------------
                                                 2005     2004                 2005     2004
                                               ------   ------               ------   ------
Numerator:
Net Income                                     $  941   $1,114               $2,910   $3,281
                                               ------   ------               ------   ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares               2,925    2,936                2,926    2,942
Effect of dilutive securities:
  Employee stock options                          138      113                  138      121
                                               ------   ------               ------   ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                3,063    3,049                3,064    3,063
                                               ------   ------               ------   ------

Basic earnings per share                       $  .32   $  .38               $  .99   $ 1.12
                                               ------   ------               ------   ------

Diluted earnings per share                     $  .31   $  .37               $  .95   $ 1.07
                                               ------   ------               ------   ------

                                       -8-

(6) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                   June 30,  September 30,
                                                     2005       2004
                                                  ---------   -------
First mortgage loans:
               Conventional:
                   1-4 family dwellings          $ 143,962    $ 109,991
                   Multi-family dwellings           10,440       12,191
               Commercial                           53,889       50,334
               Construction:
                   Residential                      26,838       29,220
                   Commercial                        7,384        7,211
                                                 ---------    ---------
                                                   242,513      208,947
                                                 ---------    ---------
Less:          Loans in process                    (23,610)     (23,409)
               Unearned discounts and fees            (531)        (612)

Installment loans:
               Home equity                          72,604       71,547
               Consumer loans                        1,083        1,749
               Other                                 2,783        2,853
                                                 ---------    ---------
                                                    76,470       76,149
                                                 ---------    ---------
Commercial business loans and leases:
               Commercial business loans            32,894       30,872
               Commercial leases                       556        1,210
                                                 ---------    ---------
                                                    33,450       32,082
                                                 ---------    ---------

Less:  Allowance for loan losses                    (2,540)      (2,609)
                                                 ---------    ---------

               Loans receivable, net             $ 325,752    $ 290,548
                                                 ---------    ---------

(7) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the nine months ended June 30, 2005 and the fiscal year ended September 30, 2004 are as follows (dollar amounts in thousands):

                                                    June 30,       September 30,
                                                      2005             2004
                                                      ----             ----
        Balance at beginning of period              $ 2,609          $ 3,091
        Provision for loan losses                       425              275
        Charge-offs                                    (545)            (819)
        Recoveries                                       51               62
                                                    -------          -------
        Balance at end of period                    $ 2,540           $2,609
                                                    -------           ------

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

At June 30, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.0 million compared to $3.0 million at June 30, 2004. Included in the current amount is $633,000 of impaired loans for which the related allowance for loan losses is $40,000, and $1.3 million of impaired loans that as a result of applying impairment tests prescribed under SFAS No. 114, do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended June 30, 2005 was $2.3 million compared to $2.5 million for the same period in the prior year. For the nine months ended June 30, 2005, the Company recognized $40,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $72,000 of income on impaired loans during the nine month period ended June 30, 2004.

(8) Comprehensive Income
------------------------

Total comprehensive income amounted to the following for the three and nine month periods ended June 30 (dollar amounts in thousands):

                                                                     Three Months Ended     Nine Months Ended
                                                                            June 30,             June 30,
                                                                       2005       2004       2005       2004
                                                                    -----------------------------------------

Net Income                                                          $   941    $ 1,114    $ 2,910    $ 3,281

Unrealized holding gains (losses) on securities
available for sale, net of taxes                                        718     (2,588)      (738)    (1,659)

Reclassification adjustment for (gains) losses
included in net income, net of taxes                                    (52)       (44)      (308)      (380)
                                                                    -------    -------    -------    -------
Comprehensive income/(loss)                                         $ 1,607    $(1,518)   $ 1,864    $ 1,242
                                                                    =======    =======    =======    =======

(9)  Goodwill and Other Intangible Assets
     ------------------------------------

The Company performed its annual goodwill impairment test during the quarter ended March 31, 2005 and it was determined that no adjustments were required.

(10) Guarantees
     ----------

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2005 and 2004 for guarantees under standby letters of credit issued is not material.

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

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 8 "Allowance for Loan Losses" on page 10 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on pages 17 and 18 herein and page 49 of the Company's 2004 Annual Report to Shareholders. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. Refer also to note 13 "Stock Option Plans" on page 32 of the Company's 2004 Annual Report to Shareholders and Note 3 "New Accounting Standards" on pages 6 and 7 above.

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $42.8 million, or 6.8%, to $670.7 million at June 30, 2005 from $627.9 million at September 30, 2004. Significant changes in individual categories include an increase in net loans of $35.2 million, an increase in securities available-for-sale of $4.7 million, and an increase in securities held-to-maturity of $2.5 million. The increase in net loans was driven primarily by a $34.0 million increase in conventional one-to-four family mortgages.

Total liabilities of the Company increased $42.6 million, or 7.3%, to $628.4 million at June 30, 2005 from $585.8 million at September 30, 2004. Significant changes include an increase in short-term borrowings of $26.5 million, an increase in deposits of $7.2 million, an increase in long-term debt of $3.3 million, an increase in repurchase agreements of $2.9 million, and an increase in advance payments by borrowers for taxes and insurance of $1.9 million.

Stockholders' equity increased $211,000 or .5% to $42.3 million at June 30, 2005, compared to $42.1 million at September 30, 2004. This result reflects net income for the nine-month period ended June 30, 2005 of $2.91 million, stock options exercised of $520,000 (including tax benefit of $118,000), and stock issued under the Dividend Reinvestment Plan of $114,000. Offsetting these increases were common stock cash dividends paid of $1.02 million, treasury stock purchased of $1.26 million, and a decrease of accumulated other comprehensive income of $1.05 million. Accumulated other comprehensive income decreased from September 30, 2004 as a result of changes in the net unrealized gains on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at June 30, 2005, to be other than temporary. An impairment write down of $43,000 was charged to expense during the current fiscal period based on management's determination that the impairment on a government agency equity security was considered other than temporary based on the regulatory sanctions imposed on the agency. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of June 30, 2005 and September 30, 2004 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------

The following table sets forth information regarding non-accrual loans and foreclosed real estate by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

                                                                        June 30,     September 30,
                                                                          2005          2004
                                                                          ----          ----
        Non-accrual residential real estate loans
            (one-to-four family)                                         $ 376          $ 777

        Non-accrual construction, multi family
            residential and commercial real estate loans                   252            269

        Non-accrual installment loans                                      337            530

        Non-accrual commercial business loans                            1,708          2,071
                                                                         -----          -----

        Total non-performing loans                                      $2,673         $3,647
                                                                        ======         ======

        Total non-performing loans as a percent of
            net loans receivable                                           .82%          1.26%
                                                                          ====          =====

        Total foreclosed real estate                                    $1,274         $1,517
                                                                        ======         ======

        Total non-performing loans and foreclosed real estate as a
        percent of total assets                                            .59%           .82%
                                                                          ====           ====

Included in non-performing loans at June 30, 2005 are 7 single-family residential real estate loans totaling $376,000, three commercial real estate loans totaling $252,000, 17 home equity and installment loans totaling $337,000, and 10 commercial business loans totaling $1.7 million.

At June 30, 2005, the Company had an allowance for loan losses of $2.5 million or .78% of net loans receivable, as compared to an allowance of $2.6 million or ..90% of net loans receivable at September 30, 2004. The allowance for loan losses equals 95.0% of non-performing loans at June 30, 2005 compared to 71.5% at September 30, 2004. While the allowance for loan losses has decreased slightly, management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of June 30, 2005. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at June 30, 2005 is reasonable. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Nine Months Ended June 30, 2005 and 2004
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended June 30, 2005 was $941,000 ($.31 per diluted share) compared to $1.11 million ($.37 per diluted share) for the same period in 2004, a decrease of $173,000 or 15.5 %. The decrease reflects an increase in the provision for loan losses of $150,000, or 200.0%, an increase in other operating expenses of $72,000, or 2.5%, and an increase in the provision for income taxes of $82,000, or 37.6%. Partially offsetting these factors was an increase in net interest income of $91,000 or 2.7% and an increase in other income of $40,000, or 4.4%.

Net income for the nine months ended June 30, 2005 was $2.91 million ($.95 per diluted share) compared to $3.28 million ($1.07 per diluted share) for the same period in 2004, a decrease of $371,000 or 11.3%. The decrease reflects an increase in the provision for loan losses of $225,000 or 112.5%, a decrease in other income of $83,000, or 2.8%, an increase in other operating expenses of $531,000, or 6.1%, and an increase in the provision for income taxes of $53,000 or 7.6%. Partially offsetting these factors was an increase in net interest income of $521,000 or 5.3%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.24% in the three months ended June 30, 2005 from 2.31% in the same period in 2004 as a result of the average yield on total interest earning assets increasing less than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                                  Three Months Ended
                                                                                        June 30,
                                                                                2005              2004
                                                                                ----              ----
        Average yield on:
          Mortgage loans                                                        6.04%             6.31%
          Mortgage-backed securities                                            3.98              3.51
          Installment loans                                                     5.94              5.82
          Commercial business loans and leases                                  6.25              5.73
          Interest -earning deposits with other institutions,
          investment securities, and FHLB stock (1)                             4.63              4.31
                                                                                ----              ----
          Total interest-earning assets                                         5.19              4.99
                                                                                ----              ----
        Average rates paid on:
          Deposits                                                              2.15              2.03
          Borrowed funds                                                        4.04              3.72
                                                                                ----              ----
          Total interest-bearing liabilities                                    2.95              2.68
                                                                                ----              ----
        Average interest rate spread                                            2.24%             2.31%
                                                                                ====              ====
        Net yield on interest-earning assets                                    2.33%             2.39%
                                                                                ====              ====

(1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

The Bank's tax-equivalent interest rate spread decreased to 2.28% in the nine months ended June 30, 2005 from 2.30% in the same period in fiscal 2004 as a result of the average yield on total interest earning assets increasing less than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Bank's interest-earning assets and the
average  rates  paid  on  its  interest-bearing   liabilities  for  the  periods
indicated,   the  resulting  interest  rate  spreads,  and  the  net  yields  on interest-earning assets.
                                                             Nine Months Ended
                                                                  June 30,
                                                              2005       2004
                                                              ----       ----
     Average yield on:
       Mortgage loans                                         6.02%      6.44%
       Mortgage-backed securities                             3.95       3.44
       Installment loans                                      5.85       6.00
       Commercial business loans and leases                   6.08       5.88
       Interest -earning deposits with other institutions,
       investment securities, and FHLB stock (1)              4.59       4.39
                                                              ----       ----
       Total interest-earning assets                          5.13       5.05
                                                              ----       ----
     Average rates paid on:
       Deposits                                               2.09       2.12
       Borrowed funds                                         3.88       3.82
                                                              ----       ----
       Total interest-bearing liabilities                     2.85       2.75
                                                              ----       ----
     Average interest rate spread                             2.28%      2.30%
                                                              ====       ====
     Net yield on interest-earning assets                     2.37%      2.37%
                                                              ====       ====

(1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $454,000 or 10.5% to $4.8 million for the three months ended June 30, 2005, compared to the same period in 2004. Interest on loans increased $733,000 or 5.6% to $13.7 million for the nine months ended June 30, 2005. The increase for both periods reflects an increase in the average loan balance outstanding during 2005 partially offset by a decrease in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities increased $237,000 or 21.1% to $1.4 million for the three months ended June 30, 2005, compared to the same period in 2004. Interest on mortgage-backed securities increased $877,000 or 27.2% to $4.1 million for the nine months ended June 30, 2005. The increase for both periods reflects an increase in the average balance of mortgage-backed securities owned in the period as well as an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities was unchanged at $1.87 million for both the three months ended June 30, 2005 and June 30, 2004. Interest on interest-bearing demand deposits with other institutions and investment securities decreased $198,000 or 3.5% to $5.5 million for the nine months ended June 30, 2005, as compared to the same period in 2004. The decrease reflects a decrease in the average balance in the portfolio partially offset by an increase in the yield earned on these investments.

Interest Expense
----------------

Interest on deposits increased $118,000 or 6.4% to $2.0 million for the three-month period ended June 30, 2005, as compared to the same period in 2004. The increase reflects both an increase in the cost of these deposits and an increase in the average balance of deposits. Interest on deposits decreased $141,000 or 2.4% to $5.7 million for the nine-month period ended June 30, 2005, as compared to the same period in 2004. The decrease reflects a decrease in the average balance of deposits as well as a decrease in the average cost of the deposits.

Interest on subordinated debt increased $51,000 for the three months ended June 30, 2005, as compared to the same period in 2004. Interest on subordinated debt increased $109,000 for the nine months ended June 30, 2005. The increase for both periods reflects an increase in the cost of these debentures while the average balance remained unchanged.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, securities sold under agreement to repurchase, and treasury, tax and loan notes, increased $464,000 to $668,000 for the three-month period ended June 30, 2005, as compared to the same period in fiscal 2004. Interest on short-term borrowings increased $1.08 million to $1.63 million for the nine month period ended June 30, 2005. The increase for both periods reflects an increase in the average balance of these borrowings as well as an increase in the average cost of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, decreased $34,000, or 1.9%, to $1.72 million for the three months ended June 30, 2005 as compared to the same period in fiscal 2004. Interest on long-term debt decreased $159,000, or 3.0%, to $5.17 million for the nine months ended June 30, 2005 as compared to the same period in fiscal 2004. The decrease for both periods reflects a decrease in the average cost of the debt, partially offset by an increase in the average balance of the debt.

The Company continues to rely on FHLB advances as cost effective wholesale funding sources.

Net Interest Income
-------------------

The Company's net interest income increased $91,000 or 2.7% to $3.5 million, for the three month period ended June 30, 2005, as compared to the same period in 2004. The Company's net interest income increased $521,000 or 5.3% to $10.4 million, for the nine months ended June 30, 2005, as compared to the same period in 2004. The increase is attributable to an increase in net interest-earning assets, partially offset by a decreased interest rate spread.

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $225,000 for the three-month period ended June 30, 2005, as compared to $75,000 for the same period in 2004. At June 30, 2005, the allowance for loan losses decreased $69,000 to $2.54 million from $2.61 million at September 30, 2004. Net loan charge-offs were $129,000 and $132,000 for the three months ended June 30, 2005 and 2004, respectively. Net loan charge-offs were $494,000 and $381,000 for the nine months ended June 30, 2005 and 2004, respectively.

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

Other Income
------------

Total non-interest or other income increased $40,000 or 4.4% to $940,000, and decreased $83,000 or 2.8% to $2.85 million for the three and nine month periods ended June 30, 2005, respectively, as compared to the same periods in 2004.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, decreased $12,000 or 10.6% to $101,000, and decreased $16,000 or 5.6% to $267,000 for the three and nine month periods ended June 30, 2005, as compared to the same periods in 2004.

Net gains on the sales of securities were $79,000 and $510,000 for the three and nine month periods ended June 30, 2005, as compared to gains of $67,000 and $576,000 in the same periods in fiscal 2004. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Write downs of securities were $43,000 for the nine-month period ended June 30, 2005. An impairment write down was charged to expense during the quarter ended March 31, 2005 based on management's determination that the impairment on its holding of a government agency equity security was considered other than temporary based on the regulatory sanctions imposed on the agency. There were no such write-downs during the three months ended June 30, 2005 or the prior fiscal periods.

Gain on the sale of loans was $11,000 and $25,000 for the three and nine-month periods ended June 30, 2005, as compared to gains of $13,000 and $41,000 for the same periods in fiscal 2004. The nine-month period ended June 30, 2005 results include the sale of approximately $1.7 million of fixed rate, single-family mortgage loans, compared to $1.8 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees were relatively unchanged for the three and nine-month periods ended June 30, 2005 as compared to the same periods in fiscal 2004.

Operating Expenses
------------------

Total operating expenses for the three-month period ended June 30, 2005 totaled $2.95 million compared to $2.88 million for the same period in 2004. Total operating expenses for the nine-month period ended June 30, 2005 totaled $9.19 million compared to $8.66 million for the same period in fiscal 2004. The increase for the three-month period is primarily attributable to an increase in compensation and benefits expense. The increase for the nine-month period is due primarily to a loss recognized on a customer fraud and an increase in compensation and benefits expense, partially offset by a decrease in the net loss on foreclosed real estate and a decrease in other operating expenses.

Included in other operating expenses for the quarter ended June 30, 2005, was a pre-tax charge of $430,000 related to a check kiting fraud discovered in March 2005 attributable to one business customer. While a portion or all of the loss may ultimately be recovered, the customer was unable to provide restitution or adequate collateral at this time and the timing and amount of any recovery is therefore uncertain.

Compensation and benefits expense was $1.92 million for the three-month period ended June 30, 2005 compared to $1.81 million for the same period in 2004. Compensation and benefits expense was $5.56 million for the nine month period ended June 30, 2005 compared to $5.33 million for the same period in 2004. The increase in both periods is due primarily to normal salary increases for employees and increases in the cost of health insurance.

Net loss on foreclosed real estate was $13,000 and $33,000 for the three month periods ended June 30, 2005 and 2004, respectively. Net loss on foreclosed real estate was $96,000 and $146,000 for the nine month periods ended June 30, 2005 and 2004, respectively. The results reflect the costs associated with the holding and disposition of properties during the periods. At June 30, 2005, the Bank had 17 single-family residential properties, 15 of which were owned by the same borrower as investment properties, and three commercial real estate properties classified as foreclosed real estate.

Other operating expenses were $562,000 for the three-month period ended June 30, 2005 compared to $581,000 for the same period in 2004. Other operating expenses were $1.72 million for the nine-month period ended June 30, 2005 compared to $1.81 million for the nine-month period ended June 30, 2004. The decrease in both periods is attributed to a decrease in the service charges on the Company's bank accounts, a decrease in the balances of NOW accounts charged off, a decrease in legal expense, a decrease in cash over and short expenses, and expenses related to the operation of the Company's ATM machines, partially offset by an increase in consulting fees and an increase in the ATM over and short expenses.

Income Taxes
------------

Total income tax expense for the three-month period ended June 30, 2005 was $300,000 compared to $218,000 for the same 2004 period. The effective tax rates for the three-month periods ended June 30, 2005 and 2004 were approximately 24.2% and 16.4%, respectively. Total income tax expense for the nine-month period ended June 30, 2005 was $755,000 compared to $702,000 for the same fiscal 2004 period. The effective tax rates for the nine-month periods ended June 30, 2005 and 2004 were approximately 20.6% and 17.6%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended June 30, 2005 was $2.1 million and $419,000, respectively, compared to $1.9 million and $463,000, respectively, for the three-month period ended June 30, 2004. State and federal tax-exempt income for the nine-month period ended June 30, 2005 was $6.1 million and $1.3 million, respectively, compared to $6.3 million and $1.5 million, respectively, for the nine-month period ended June 30, 2004.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2003. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2005, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.64% and total risk-based capital as a percentage of risk-weighted assets of 13.30%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2005, the Company had a Leverage Ratio of 7.61%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2005, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.58% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2005, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.34%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2005, the total of approved loan commitments amounted to $8.4 million. In addition, the Company had $23.6 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $60.9 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                            June 30,   September 30,
                                                              2005        2004
                                                              ----        ----
                                                               (in thousands)
    Commitments to grant loans                            $    8,440      $  13,133
    Unfunded commitments under lines of credit                39,214         36,092
    Financial and performance standby letters of credit          295            175

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2005 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as Exhibit 13 to the Form 10-K for September 30, 2004.

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




                                      FIDELITY BANCORP, INC.



Date:   August 12, 2005               By:  /s/ Richard G. Spencer
                                           -------------------------------------
                                           Richard G. Spencer
                                           President and Chief Executive Officer


Date:   August 12, 2005               By:  /s/ Lisa L. Griffith
                                           -------------------------------------
                                           Lisa L. Griffith
                                           Sr. Vice President and Chief
                                           Financial Officer