Form 10-K
period 2005-09-30
FIDELITY BANCORP INC
filed 2005-12-29
CIK 769207

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended                 September 30, 2005
                                   ---------------------------------------------
                                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                       to
                                        -------------------    -----------------

                         Commission File Number: 0-22288
                                                 -------

                             FIDELITY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                       25-1705405
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
of incorporation or organization)                      Identification No.)

1009 Perry Highway, Pittsburgh, Pennsylvania                 15237
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (412) 367-3300
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) [ ] Yes [X] No

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock reported on the Nasdaq National Market System on March 31, 2005 was $49.2 million. Solely for purposes of this calculation, the term "affiliate" includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant's voting securities.

         As of December 28, 2005, the Registrant had outstanding 2,961,585 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2005. (Part II)
2. Portions of the Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

================================================================================

                                     FIDELITY BANCORP, INC.
                                   ANNUAL REPORT ON FORM 10-K
                          for the fiscal year ended September 30, 2005

                                              INDEX

                                                                                                PAGE

                                             PART I

Item 1.           Business........................................................................1
Item 2.           Properties.....................................................................30
Item 3.           Legal Proceedings..............................................................31
Item 4.           Submission of Matters to a Vote of Security Holders............................31

                                             PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters
                     and Issuer Purchases of Equity Securities...................................31
Item 6.           Selected Financial Data........................................................31
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................31
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................31
Item 8.           Financial Statements and Supplementary Data....................................31
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.......................................................32
Item 9A.          Controls and Procedures........................................................32
Item 9B.          Other Information..............................................................32

                                            PART III

Item 10.          Directors and Executive Officers of the Registrant.............................32
Item 11.          Executive Compensation.........................................................32
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................32
Item 13.          Certain Relationships and Related Transactions.................................33
Item 14.          Principal Accounting Fees and Services.........................................33

                                             PART IV

Item 15.          Exhibits, Financial Statement Schedules........................................34

SIGNATURES        ...............................................................................37


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

         The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh. The Bank, incorporated in 1927, conducts business from thirteen full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank's wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank's fixed-rate residential mortgage loan portfolio which may include engaging in mortgage securitization transactions. Total assets of FBIC, Inc. as of September 30, 2005 amounted to $85.7 million.

         The Company's executive offices are located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237 and its telephone number is (412) 367-3300. The Company maintains a website at www.fidelitybancorp-pa.com.
                               --------------------------

Competition

         The Bank is one of many financial institutions serving its market area. The competition for deposit products and loan originations comes from other depository institutions such as commercial banks, thrift institutions and credit unions in the Bank's market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank competes for loans with a variety of non-depository institutions such as mortgage brokers, finance companies and insurance companies. Based on data compiled by the FDIC, the Bank had a 0.66% share of all FDIC-insured deposits in the Pittsburgh Metropolitan Statistical Area as of June 30, 2005, the latest date for such data as available, ranking it 23rd among 62 FDIC-insured institutions. This data does not reflect deposits held by credit unions with which the Bank also competes.

Lending Activities

         The Bank's principal lending activity is the origination of loans secured primarily by first mortgage liens on existing single-family residences in the Pittsburgh Metropolitan Statistical Area. At September 30, 2005, the Bank's loan portfolio included $163.6 million of residential loans, $28.4 million of residential construction loans, $60.5 million of commercial and multi-family real estate loans, and $7.8 million of commercial construction loans. The Bank also engages in consumer installment lending primarily in the form of home equity loans. At September 30, 2005, the Bank had $76.0 million in home equity loans in portfolio. Substantially all of the Bank's borrowers are located in the Pittsburgh Metropolitan Statistical Area and would be expected to be affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Company's loan portfolio by loan type in dollar amounts and in percentages of the total portfolio at the dates indicated.

                                                                           At September 30,
                                 -------------------------------------------------------------------------------------------------
                                        2005                   2004               2003               2002                2001
                                 -----------------     -----------------   ----------------   ----------------    ----------------
                                     $         %           $         %         $        %         $        %          $         %
                                 --------    -----     --------    -----   --------   -----   --------   -----    --------   -----
                                                                        (Dollars in thousands)
Real estate loans:
  Residential:
    Single-family
      (1-4 units)............... $163,584     44.0%    $109,991     34.7%  $107,122    38.6%  $169,849    51.5%   $189,626    57.5%
    Multi-family
      (over 4 units)............   10,584      2.9       12,191      3.8      5,299     1.9      7,217     2.2       6,400     2.0
  Construction:
    Residential.................   28,360      7.6       23,968      7.6     10,669     3.9     11,372     3.4       4,577     1.4
    Commercial..................    7,764      2.1       12,463      3.9      4,539     1.6      8,205     2.5       4,706     1.4
  Commercial....................   49,985     13.4       50,334     15.9     46,757    16.8     29,036     8.8      23,775     7.2
                                 --------    -----     --------    -----   --------   -----   --------   -----    --------   -----
       Total real estate
         loans..................  260,277     70.0      208,947     65.9    174,386    62.8    225,679    68.4     229,084    69.5
Installment loans...............   79,780     21.4       75,990     24.0     67,332    24.2     61,872    18.8      67,725    20.5
Commercial business loans
  and leases....................   32,028      8.6       32,082     10.1     35,975    13.0     42,258    12.8      32,834    10.0
                                 --------    -----     --------    -----   --------   -----   --------   -----    --------   -----
       Total loans receivable...  372,085    100.0%     317,019    100.0%   277,693   100.0%   329,809   100.0%    329,643   100.0%
                                             =====                 =====              =====              =====               =====
Less:
  Loans in process.............. (23,070)              (23,409)             (9,499)            (9,065)             (6,341)
  Unamortized discounts
    and fees....................    (343)                 (612)               (691)            (1,368)             (1,831)
  Allowance for loan losses.....  (2,596)               (2,609)             (3,091)            (3,056)             (2,871)
                                 --------              --------            --------           --------            --------
       Net loans receivable..... $346,076              $290,389            $264,412           $316,320            $318,600
                                 ========              ========            ========           ========            ========

         Loan Portfolio Sensitivity. The following table sets forth the estimated maturity of the Company's loan portfolio at September 30, 2005. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $102.4 million for the year ended September 30, 2005. All loans are shown as maturing based on contractual maturities. Demand loans, loans which have no stated maturity and overdrafts are shown as due in one year or less.



                                         Due      Due after     Due
                                        within    1 through    after
                                        1 year     5 years    5 years    Total
                                       --------   --------   --------   --------
                                                     (In thousands)

Real estate loans:
   Residential .....................   $    198   $  5,653   $168,317   $174,168
   Commercial ......................        924      6,087     42,974     49,985
   Construction ....................      1,238      4,007     30,879     36,124
Installment loans ..................     16,070      9,544     54,166     79,780
Commercial business loans and leases     10,951     12,285      8,792     32,028
                                       --------   --------   --------   --------
          Total ....................   $ 29,381   $ 37,576   $305,128   $372,085
                                       ========   ========   ========   ========


         The following table sets forth the dollar amount of all loans at September 30, 2005, due after September 30, 2006, which have fixed interest rates and floating or adjustable interest rates.


                                                  Fixed    Floating or
                                                  Rates  Adjustable Rates  Total
                                                  -----  ----------------  -----
                                                          (In thousands)
Real estate loans:
   Residential .............................    $ 86,439    $ 87,531    $173,970
   Commercial ..............................      11,293      37,768      49,061
   Construction ............................      10,526      24,360      34,886
Installment loans ..........................      57,684       6,026      63,710
Commercial business loans and leases .......      10,242      10,835      21,077
                                                --------    --------    --------
         Total .............................    $176,184    $166,520    $342,704
                                                ========    ========    ========


         Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank's loan portfolio. The average lives of mortgage loans are substantially less than their contractual maturities because of loan payments and prepayments and because of enforcement of due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average lives of mortgage loans, however, tend to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgage loans.

         Residential Real Estate Lending. The Bank originates single-family residential loans and residential construction loans which provide for periodic interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15 or 30-year terms and interest rates which adjust every one, three, five or ten years generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of the applicable time period. There is generally a two percentage point cap or limit on any increase or decrease in the interest rate per year with a five or six percentage point limit on the amount by which the interest rate can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2005 approximately $87.5 million or 50.3% of the residential mortgage loans in the Bank's loan portfolio consisted of loans which provide for adjustable rates of interest.

         The Bank also originates fixed-rate, single-family residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2005, approximately $86.5 million or 49.7% of the residential mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, adjustable-rate, and conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average lives of such loans.

         The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $400,000 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $400,000. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

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

         Commercial and Multi-family Real Estate Lending. In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 2005, the Bank's portfolio included $50.0 million of commercial real estate and $10.6 million of multi-family residential real estate loans.

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

         Commercial and multi-family mortgage loans generally are larger and are considered to entail significantly greater risk than one-to-four family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, non-residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

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

         Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2005, home equity loans amounted to $76.0 million or 95.3% of the Bank's total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed rates for terms of up to 15 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

         Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 2005, these loans amounted to $1.0 million, which represented 1.2% of the Bank's total installment loan portfolio. At September 30, 2005, motor vehicle loans amounted to $91,000 and unsecured loans and loans secured by property other than real estate amounted to $900,000.

         The Bank also makes other types of installment loans such as savings account loans, personal lines of credit and overdraft loans. At September 30, 2005, these loans amounted to $2.7 million or 3.5% of the total installment loan portfolio. That total consisted of $772,000 of savings account loans, $1.9 million of personal lines of credit and $78,000 of overdraft loans.

         Consumer and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings. Consumer loans may be unsecured or secured by depreciating collateral which may not provide an adequate source for repayment in the event of default. However, such loans generally provide a greater rate of return, and the Bank underwrites the loans in conformity to standards adopted by its Board of Directors.

         Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At September 30, 2005, these loans amounted to $31.6 million or 9.1% of the total net loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2005, commercial leases amounted to $451,000 or 0.1% of the total net loan portfolio.

         Loan Servicing and Sales. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank recognized loan servicing fees of $428 for the year ended September 30, 2005. As of September 30, 2005, loans serviced for others totaled $0.

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

         The Bank sells fixed-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank's loan portfolio. For the year ended September 30, 2005, the Bank sold $2.6 million of fixed-rate mortgage loans.

         Loan Approval Authority and Underwriting. Applications for all types of loans are taken at the Bank's home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee, consisting of the Chairman, President, Executive Vice President and Chief Lending Officer, to approve first mortgages on single-family residences of up to $750,000, commercial first mortgages of up to $750,000, home equity loans of up to $300,000, secured consumer loans of up to $75,000, unsecured consumer loans of up to $50,000 and commercial loans up to $500,000. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank's President to approve first mortgages on single-family residences, commercial first mortgages, home equity, secured consumer, unsecured consumer and commercial loans up to the FNMA conforming loan limit (currently $400,000), $200,000, $200,000, $75,000, $50,000, and $200,000,
respectively. The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President has delegated to the Executive Vice President and Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $75,000, $75,000, and $50,000, respectively; to approve one-to-four family first mortgage loans up to the FNMA conforming loan limit (currently $400,000); to approve home equity loans up to $200,000 if the amount of the loan plus prior indebtedness is not in excess of an 80% loan-to-value ratio; to approve home equity loans up to $100,000 if the amount of the loan plus prior indebtedness is in excess of 80%; to approve commercial loans up to $200,000; to approve education loans up to levels approved by the Pennsylvania Higher Education Assistance Agency; and to approve checking account overdraft protection loans that conform to the parameters of the program.

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

         Included in non-accrual loans at September 30, 2005 are ten single-family residential real estate loans totaling $533,000, two commercial real estate loans totaling $179,000, 12 home equity and installment loans totaling $188,000, and eight commercial business loans totaling $1.4 million. Certain other loans, while performing as of September 30, 2005, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2005, included one single-family residential real estate loan totaling $38,000; one commercial real estate loan totaling $70,000; two equity loans totaling $85,000 and seven commercial business loans totaling $397,000. While these loans are currently performing, they have been classified for one of the following reasons: other loans to the borrower are non-performing; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; internal loan review has identified a deterioration of the borrower's financial capacity or a collateral shortfall, however the loan is performing; or the loan is past its contractual maturity date and pending renewal (commercial time notes and commercial lines of credit). See "-- Nonperforming Loans and Foreclosed Real Estate."

         At September 30, 2004 non-accrual loans consisted of nine single-family residential real estate loans totaling $777,000, three commercial real estate loans totaling $269,000, 31 home equity and installment loans totaling $530,000, and 20 commercial business loans totaling $2.1 million. Certain other loans, while performing as of September 30, 2004, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2004, included one single-family residential real estate loan totaling $41,000; one commercial real estate loan totaling $75,000; four equity loans totaling $142,000 and four commercial business loans totaling $402,000. While these loans are currently performing, they have been classified for one of the following reasons: other loans to the borrower are non-performing; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan is past its contractual maturity date and pending renewal (commercial time notes and commercial lines of credit). See "-- Nonperforming Loans and Foreclosed Real Estate."

         At September 30, 2003 non-accrual loans consisted of 15 single-family residential real estate loans totaling $795,000, three commercial real estate loans totaling $367,000, 30 home equity and installment loans totaling $615,000, and 12 commercial business loans totaling $1.2 million. Certain other loans, while performing as of September 30, 2003, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2003, included one single-family residential real estate loan totaling $91,000; two commercial real estate loans totaling $727,000; and thirteen commercial business loans totaling $2.1 million. Such nonperforming loans consisted of all substandard, doubtful and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

         At September 30, 2002, non-accrual loans consisted of nine single family residential real estate loans totaling $515,000, three commercial real estate loans totaling $408,000, 23 home equity and installment loans totaling $273,000, and 17 commercial business loans totaling $1.5 million. Such nonperforming loans consisted of all substandard, doubtful and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

         At September 30, 2001, non-accrual loans consisted of four one-to-four family residential real estate loans totaling $110,000, six commercial real estate loans totaling $814,000, 29 installment loans totaling $242,000, and ten commercial business loans totaling $1.2 million. Such nonperforming loans consisted of all substandard, doubtful and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

         The following table sets forth the Company's classified assets in accordance with its classification system.

                                                   At September 30,
                                 --------------------------------------------------
                                   2005       2004       2003       2002       2001
                                 ------     ------     ------     ------     ------
                                                   (In thousands)

   Special Mention .........     $2,688     $3,269     $  709     $  768     $  559
   Substandard .............      2,865      4,270      5,862      2,609      2,176
   Doubtful ................         45         14          6         45        142
   Loss ....................          -         23         23          3         30
                                 ------     ------     ------     ------     ------
                                 $5,598     $7,576     $6,600     $3,425     $2,907
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

         The following table sets forth information regarding the Company's non-accrual loans and foreclosed real estate at the dates indicated. The Company had no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated. The Company had accruing loans past due 90 days or more of $53,000, $481,000, and $1.9 million at September 30, 2005, 2004 and 2003, respectively. Such loans consisted of commercial lines of credit which were outstanding past their contractual maturity dates. In each case, such loans were otherwise current in accordance with their terms and the Company does not consider them nonperforming. The recorded investment in loans that are considered to be impaired under SFAS 114, as amended by SFAS 118, was $1.7 million at September 30, 2005, for which the related allowance for credit losses was $197,000. Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $176,000 for the year ended September 30, 2005. During the year ended September 30, 2005, $45,000 in interest income was recorded on such loans.

                                                       At September 30,
                                      ----------------------------------------------
                                        2005      2004      2003      2002      2001
                                      ------    ------    ------    ------    ------
                                                   (Dollars in thousands)
Non-accrual loans:
  Residential real
    estate loans (1-4 family) ........   $  533    $  777    $  795    $  515    $  110
  Construction, multi-
    family residential and
    commercial real estate ...........      179       269       367       408       814
  Installment loans ..................      188       530       615       273       242
  Commercial business loans and
    leases ...........................    1,419     2,071     1,151     1,461     1,182
                                         ------    ------    ------    ------    ------
Total nonperforming loans ............   $2,319    $3,647    $2,928    $2,657    $2,348
                                         ======    ======    ======    ======    ======
Total nonperforming loans as a
  percent of total loans receivable...     0.62%     1.15%     1.05%     0.81%     0.71%
                                         ======    ======    ======    ======    ======
Total foreclosed real estate, net ....   $  789    $1,517    $  675    $  658    $  314
                                         ======    ======    ======    ======    ======
Total nonperforming loans and
  foreclosed real estate as a
  percent of total assets ............     0.46%     0.82%     0.58%     0.54%     0.48%
                                         ======    ======    ======    ======    ======


         At September 30, 2005, the Company did not have any loans that were not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present repayment terms.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                       Year Ended September 30,
                                     ------------------------------------------------
                                       2005        2004        2003        2002        2001
                                     -------     -------     -------     -------     -------
                                                        (Dollars in thousands)

Balance at beginning of period ...   $ 2,609     $ 3,091     $ 3,056     $ 2,871     $ 2,910
Allowance for loan losses of
  Carnegie Financial Corporation .        --          --          --         204          --
Allowance for loan losses of First
  Pennsylvania Savings Association        --          --          40          --          --
Provision for loan losses ........       600         275         555         400         475
Charge-offs:
  Residential real estate ........       (41)        (70)        (15)        (32)        (14)
  Commercial real estate .........        --        (334)         --         (81)        (95)
  Installment ....................      (295)       (222)       (125)       (130)       (428)
  Commercial .....................      (334)       (193)       (484)       (277)       (108)
                                     -------     -------     -------     -------     -------
      Total ......................      (670)       (819)       (624)       (520)       (645)
Recoveries:
  Residential real estate ........         3          --           3           4          --
  Commercial real estate .........        --          --          --          10          96
  Installment ....................        42          30          10          26          25
  Commercial .....................        12          32          51          61          10
                                     -------     -------     -------     -------     -------
      Total ......................        57          62          64         101         131
Net charge-offs ..................      (613)       (757)       (560)       (419)       (514)
                                     -------     -------     -------     -------     -------
Balance at end of period .........   $ 2,596     $ 2,609     $ 3,091     $ 3,056     $ 2,871
                                     =======     =======     =======     =======     =======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period ..      0.19%       0.27%       0.19%       0.13%       0.15%
                                     =======     =======     =======     =======     =======

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

                                                                          At September 30,
                                      ---------------------------------------------------------------------------------------
                                            2005               2004            2003              2002             2001
                                      ---------------   ---------------   --------------   ---------------   ----------------
                                        $         %        $        %        $       %        $        %        $       %
                                      ------    -----   ------    -----   ------   -----   ------    -----   ------   -----
                                                                       (Dollars in thousands)

Residential real estate loans........ $  571     46.9%  $  395     38.5%  $  659    40.5%  $  917     53.7%  $1,176     59.5%
Commercial real estate loans.........    539     13.4      714     15.9      905    16.8      624      8.8      246      7.2
Construction loans...................    195      9.7      234     11.5      149     5.5      146      5.9       60      2.8
Installment loans....................    302     21.4      389     24.0      461    24.2      488     18.8      483     20.5
Commercial business loans and
   leases............................    989      8.6      877     10.1      917    13.0      881     12.8      906     10.0
                                      ------    -----   ------    -----   ------   -----   ------    -----   ------   -----
       Total......................... $2,596    100.0%  $2,609    100.0%  $3,091   100.0%  $3,056    100.0%  $2,871   100.0%
                                      ======    =====   ======    =====   ======   =====   ======    =====   ======   =====

Investment Activities

         The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the FDIC during its regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding securities (including mortgage-backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." At September 30, 2005, the Bank had securities classified as "held to maturity" and "available for sale" in the amount of $105.3 million and $182.2 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2005, the Company's securities available for sale had an amortized cost of $183.5 million and fair value of $182.2 million. The changes in fair value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available for sale do not affect our income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2005, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) municipal obligations; (iv) mortgage-backed securities and collateralized mortgage obligations; (v) banker's acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds and commercial paper; (viii) real estate mortgage investment conduits; (ix) equity securities and mutual funds; and (x) trust preferred securities. The Board of Directors may authorize additional investments.

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

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by GinnieMae, FreddieMac, and FannieMae make up a majority of the pass-through certificates market.

         The Bank also invests in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by GinnieMae, FreddieMac, and FannieMae, as well as private issuers. Investments in private issuer collateralized mortgage obligations are made because these issues generally are higher yielding than agency sponsored collateralized mortgage obligations with similar average life and payment characteristics. All such investments are rated "AAA" by a nationally recognized credit rating agency. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

         As a Pennsylvania savings bank, the Bank has the authority to invest in the debt or equity securities of any corporation or similar entity existing under the laws of the United States, any state or the District of Columbia subject to the "prudent man" rule. Aggregate equity investments may not exceed the lesser of 7 1/2% of the book value of the Bank's assets or 75% of its capital and surplus. The aggregate investment in the equity securities of any one issuer may not exceed 1% of the book value of the Bank's assets or more than 5% of the total outstanding shares of the issuer. Under FDIC regulations, the Bank may only invest in listed equity securities or mutual funds.

Investment and Mortgage-Backed Securities Portfolio

Investment Securities

         The following tables set forth the composition and amortized cost of the Bank's investment and mortgage-backed securities at the dates indicated.

                                                          At September 30,
                                                  ------------------------------
                                                    2005       2004       2003
                                                  --------   --------   --------

                                                          (In thousands)

       Available-for-sale:
          U.S. government and agency ..........   $ 27,001   $ 42,282   $ 46,479
          Municipal obligations ...............     20,721     16,772     30,451
          Corporate obligations ...............     10,120     12,237     18,259
          Mutual funds(1) .....................     12,247     10,364      9,646
          FreddieMac preferred stock ..........      1,409      1,409      1,409
          Equity securities ...................      4,304      3,118      1,228
          Trust preferred securities ..........     25,434     23,910     11,212
                                                  --------   --------   --------
             Total ............................   $101,236   $110,092   $118,684
                                                  ========   ========   ========
       Held-to-maturity:
          U.S. government and agency ..........   $ 25,972   $ 22,973   $ 33,040
          Municipal obligations ...............     22,662     23,070     21,153
          Corporate obligations ...............      6,717      6,739      7,000
                                                  --------   --------   --------
             Total ............................   $ 55,351   $ 52,782   $ 61,193
                                                  ========   ========   ========

     ------------
     (1) Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, the CRA Qualified Investment Fund and Legg Mason Value Trust Fund.

         At September 30, 2005, non-U.S. Government and U.S. Government agency securities that exceeded ten percent of stockholders' equity are as follows. The AMF Ultra Short Mortgage Fund invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government- sponsored enterprises or which are rated in the two highest investment grades. The AMF Ultra Short Mortgage Fund is rated "AAAf" by Standard & Poor's.


                 Issuer                              Book Value     Market Value
                 ------                              ----------     ------------
                                                           (In thousands)
     The AMF Ultra Short Mortgage Fund                 $10,073         $9,835
                                                       =======         ======

Mortgage-Backed Securities


                                                        At September 30,
                                                ------------------------------
                                                 2005        2004        2003
                                                -------    -------     -------
                                                       (In thousands)
     Available-for-sale:
       GinnieMae.............................  $  3,140    $ 4,811    $  8,525
       FannieMae.............................    27,747     35,152      31,159
       FreddieMac............................    27,609     15,337       9,623
       GinnieMae Remic.......................        --         --       1,480
       FannieMae Remic.......................     4,145      3,559       8,018
       FreddieMac Remic......................     8,195      9,426       9,252
       Collateralized mortgage obligations...    11,470      5,924       2,641
                                                -------    -------     -------
             Total...........................   $82,306    $74,209     $70,698
                                                =======    =======     =======
     Held-to-maturity:
       GinnieMae.............................  $  1,096    $ 1,578     $ 2,485
       FannieMae.............................    15,534     19,506      13,459
       FreddieMac............................    15,371     14,240      10,586
       GinnieMae Remic.......................        --         --          36
       FannieMae Remic.......................     2,682      5,095      10,744
       FreddieMac Remic......................     8,062      8,823       7,396
       Collateralized mortgage obligations...     7,220      7,310      14,063
                                                -------    -------     -------
             Total...........................   $49,965    $56,552     $58,769
                                                =======    =======     =======

         The following tables set forth the amortized cost of each category of investment securities of the Bank at September 30, 2005 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents.

                                                          After One Year    After Five Years
                                    One Year or Less    Through Five Years  Through Ten Years   After Ten Years        Total
                                 --------------------- -------------------  -----------------  ----------------  -------------------
                                              Weighted            Weighted          Weighted           Weighted             Weighted
                                              Average             Average            Average           Average              Average
                                 Amount        Yield     Amount    Yield     Amount   Yield    Amount   Yield      Amount     Yield
                                 ------       -------    ------   -------    ------  -------   ------  -------     ------     -----
                                                                              (Dollars in thousands)
Available-for-sale:
  U.S. government and agency....   $    --        --%   $21,478      3.53%  $ 3,532   4.71%   $ 1,991    4.67%   $ 27,001     3.77%
  Municipal obligations.........        --        --        845      3.00     2,956   4.30     16,920    4.40      20,721     4.33
  Corporate obligations.........     3,001      5.50      4,562      6.01     1,553   4.70      1,004    6.53      10,120     5.71
  Mutual funds(1)...............    12,247      3.40         --        --        --     --         --      --      12,247     3.40
  FreddieMac preferred stock....     1,409      6.42         --        --        --     --         --      --       1,409     6.42
  Equity securities.............     4,304      3.07         --        --        --     --         --      --       4,304     3.07
  Trust preferred securities....        --        --         --        --    16,208   5.12      9,226    4.49      25,434     4.89
                                 ---------      ----    -------      ----   -------   ----    -------    ----    --------     ----
      Total.....................   $20,961      3.84%   $26,885      3.93%  $24,249   4.93%   $29,141    4.52%   $101,236     4.32%
                                   =======      ====    =======      ====   =======   ====    =======    ====    ========     ====

Held-to-Maturity:
  U.S. government and agency....        --        --%   $ 9,002      3.26%  $10,979   3.97%   $ 5,991    3.83%   $ 25,972     3.69%
  Municipal obligations.........        --        --      1,724      3.63     2,385   4.43     18,553    4.82      22,662     4.69
  Corporate obligations.........       499      7.53      6,218      5.90        --     --         --      --       6,717     6.02
                                 ---------      ----    -------      ----   -------   ----    -------    ----    --------     ----
      Total..................... $     499      7.53%   $16,944      4.27%  $13,364   4.05%   $24,544    4.57%   $ 55,351     4.38%
                                 =========      ====    =======      ====   =======   ====    =======    ====    ========     ====

------------------------
(1) Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, the CRA Qualified Investment Fund and Legg Mason Value Trust Fund.

         Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 2005 is presented below.


                                                Amounts at September 30, 2005 Which Mature In
                                 ---------------------------------------------------------------------------
                                                   After             After
                                 One Year       One to Five        Five to 10        Over 10
                                 or Less           Years             Years           Years             Total
                                 -------           -----             -----           -----             -----
                                                            (Dollars in thousands)
Available-for-sale:
  GinnieMae.................... $     --          $     --           $    --         $ 3,140          $ 3,140
  FannieMae....................       --                --             6,518          21,229           27,747
  FreddieMac...................       --                --             7,993          19,616           27,609
  FannieMae Remic..............       --                --             1,573           2,572            4,145
  FreddieMac Remic.............       --                --               690           7,505            8,195
  Collateralized mortgage
       obligations.............       --                --                --          11,470           11,470
                                --------          --------           -------         -------          -------
       Total................... $     --          $     --           $16,774         $65,532          $82,306
                                ========          ========           =======         =======          =======
Weighted average yield.........       --%               --%             3.69%           4.46%            4.30%
                                ========          ========           =======         =======          =======
Held-to-maturity:
  GinnieMae.................... $     --          $     --           $    --         $ 1,096          $ 1,096
  FannieMae....................       --                61             4,704          10,770           15,535
  FreddieMac...................       --             7,275             4,562           3,533           15,370
  FannieMae Remic..............       --                --                --           2,682            2,682
  FreddieMac Remic.............       --                --                --           8,062            8,062
  Collateralized mortgage
     obligations...............       --                --                --           7,220            7,220
                                --------          --------           -------         -------          -------
       Total................... $     --          $  7,336           $ 9,266         $33,363          $49,965
                                ========          ========           =======         =======          =======
Weighted average yield.........       --%             3.88%             4.07%           4.15%            4.10%
                                ========          ========           =======         =======          =======

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

         The following table shows the distribution of, and certain other information relating to the Bank's deposits by type for the periods indicated.

                                                                   Year Ended September 30,
                                      ----------------------------------------------------------------------------------
                                             2005                        2004                         2003
                                      --------------------------  -------------------------    -------------------------
                                        Average         Average     Average        Average       Average        Average
                                        Balance          Rate       Balance         Rate         Balance         Rate
                                        -------          ----       -------         ----         -------         ----
                                                                 (Dollars in thousands)
Checking accounts:
   Non-interest-bearing..........      $ 30,652            --%     $ 28,756           -- %      $ 26,977             --%
   Interest-bearing..............        45,438          0.46        45,018          0.60         36,142           1.18
Passbook and club accounts.......        89,825          1.15        94,489          1.16         86,663           1.48
Money market accounts............        28,585          2.20        16,158          0.79         17,153           1.09
Certificate accounts.............       167,483          3.46       181,244          3.39        195,102           3.68
                                       --------          ----      --------          ----       --------           ----
         Total...................      $361,983          2.12%     $365,665          2.09%      $362,037           2.51%
                                       ========          ====      ========          ====       ========           ====

         In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2005, the Bank's total retirement funds were $47.7 million or 13.0% of its total deposits.

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

         Certificates of Deposits. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2005 are summarized as follows:


      Maturity                                                Amount
      --------                                                ------
                                                         (In thousands)
      3 months or less...........................            $   742
      Over 3 months through 6 months.............              3,228
      Over 6 months through 12 months............              6,587
      Over 12 months.............................             18,048
                                                             -------
               Total.............................            $28,605
                                                             =======

         Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2005, the Bank had $246.8 million of advances outstanding, including $136.0 million in long-term advances and $110.8 million in short-term borrowings. Original maturities of long-term debt range from three to ten years. Short-term borrowings represent overnight and three month advances.

         The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2005, the Bank had $6.7 million in reverse repurchase agreements outstanding.

         The Company has outstanding subordinated debt in the amount of $10.3 million. The debentures were issued on September 26, 2002 and initially bore a fixed interest rate of 5.35% per annum through December 25, 2004. The rate thereafter adjusts quarterly to the three-month LIBOR rate plus a margin of 340 basis points provided that the applicable rate may not exceed 11.90% before September 26, 2007. The debentures mature on September 26, 2032 and are callable in whole or in part at par on or after September 26, 2007. The Company has the right to defer payments of interest on the debentures for up to five years. The debt was issued to a Connecticut statutory business trust, FB Statutory Trust
II,  established  by the  Company  for this  purpose.  The trust  purchased  the debentures using funds from the sale of trust preferred securities on substantially the same terms as the subordinated debt.

         The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

                                                                     At or for the Year Ended September 30,
                                                               -----------------------------------------------
                                                                   2005               2004               2003
                                                               ---------             ------            -------
                                                                             (Dollars in thousands)
Reverse repurchase agreements:
  Average balance outstanding........................           $  6,715            $ 5,672            $ 5,946
  Maximum amount outstanding at any
       month-end during the period...................              8,811              7,391              7,994
  Weighted average interest rate
       during the period.............................               2.26%              0.45%              0.64%
  Balance outstanding at end of period...............           $  6,674            $ 5,118            $ 5,943
  Weighted average interest rate
       at end of period..............................               3.49%              0.45%              0.37%
FHLB Repoplus Advances:
  Average balance outstanding........................           $ 79,642            $44,601            $ 9,112
  Maximum amount outstanding at any
       month-end during the period...................            110,800             63,910             38,000
  Weighted average interest rate
       during the period.............................               2.88%              1.91%              1.24%
  Balance outstanding at end of period...............           $110,800            $63,910            $38,000
  Weighted average interest rate
       at end of period..............................               3.84%              1.91%              1.23%
Total average short-term borrowings..................           $ 86,357            $50,273            $15,058
Average interest rate of total
       short-term borrowings.........................               3.82%              1.80%              1.11%

Employees

         At September 30, 2005, the Company had 132 full-time and 20 part-time employees. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

                                                                           Year Ended September 30,
                                          ------------------------------------------------------------------------------------------
                                                      2005                          2004                           2003
                                          -----------------------------  ---------------------------- ------------------------------
                                           Average            Average    Average             Average   Average            Average
                                           Balance  Interest Yield/Cost  Balance Interest  Yield/Cost  Balance  Interest Yield/Cost
                                           -------  -------- ----------  ------- --------  ----------  -------  -------- ----------
                                                                                             (Dollars in thousands)
Interest-earning assets:
 Loans receivable.......................  $314,157  $18,859      6.00%  $280,676  $17,401      6.20%  $292,482   $20,605    7.04%
 Mortgage-backed securities.............   136,821    5,387      3.94    125,940    4,440      3.53    125,936     4,780    3.80
 Investment securities
   and FHLB stock:
    Taxable.............................   136,267    5,524      4.05    146,037    5,296      3.63    113,423     4,553    4.01
    Non-taxable.........................    40,459    2,736      6.76     46,183    3,177      6.88     50,661     3,537    6.98
 Interest-earning deposits..............       869        8      0.91        654        3      0.49      6,346        85    1.34
                                          --------  -------    ------   --------  -------    ------   --------   -------  ------
    Total interest-earning assets.......   628,573   32,514      5.17    599,490   30,317      5.06    588,848    33,560    5.70
                                          --------  -------    ------   --------  -------    ------   --------   -------  ------
Non-interest-earning assets.............    27,879                        27,928                        27,871
                                         ---------                      --------                      --------
  Total assets..........................  $656,452                      $627,418                      $616,719
                                           =======                       =======                       =======

Interest-bearing liabilities:
 Deposits...............................  $363,686  $ 7,710      2.12%  $365,665  $ 7,635      2.09%  $362,037   $ 9,078    2.51
 Short-term borrowings..................    93,194    2,638      2.83     50,429      789      1.57      7,282       181    2.49
 Long-term debt........................    144,420    6,816      4.72    157,114    7,081      4.51    188,169     9,746    5.18
 Subordinated debt......................    10,310      659      6.39     10,310      500      4.85     11,577     1,208   10.28
                                          --------  -------    ------   --------  -------    ------   --------   -------  ------
  Total interest-bearing liabilities...    611,610   17,823      2.91    583,518   16,005      2.75    569,065    20,213    3.55
                                          --------  -------    ------   --------  -------    ------   --------   -------  ------
Non-interest bearing liabilities........     2,895                         3,203                         4,745
                                          --------                      --------                      --------
 Total liabilities......................   614,505                       586,721                       573,810
Stockholders' equity....................    41,947                        40,697                        42,909
                                          --------                      --------                      --------
 Total liabilities and
   stockholders' equity.................  $656,452                      $627,418                      $616,719
                                          ========                      ========                      ========

Net interest income.....................            $14,691                       $14,312                        $13,347
                                                    =======                       =======                        =======
Interest rate spread(1).................                         2.26%                         2.31%                        2.15%
                                                               ======                        ======                       ======
Net interest margin(2)..................                         2.34%                         2.39%                        2.27%
                                                               ======                        ======                       ======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                       102.77%                       102.74%                      103.48%
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

                                                                        Year Ended September 30,
                                                  ------------------------------------------------------------------
                                                            2005  vs.  2004              2004  vs.  2003
                                                  --------------------------------  --------------------------------
                                                          Increase (Decrease)          Increase (Decrease)
                                                  --------------------------------  --------------------------------
                                                                 Due to                           Due to
                                                  --------------------------------  --------------------------------
                                                     Volume       Rate       Net      Volume       Rate       Net
                                                     ------       ----       ---      ------       ----       ---
                                                                           (In thousands)
Interest income on interest-earning assets:
  Mortgage loans ................................   $ 2,089    $  (777)   $ 1,312    $(1,158)   $(1,507)   $(2,665)
  Mortgage-backed securities ....................       383        564        947          -       (340)      (340)
  Installment loans .............................       255        (48)       207      1,891     (1,846)        45
  Commercial business loans and leases ..........      (206)       146        (60)      (362)      (222)      (584)
  Investment securities and other investments ...      (828)       619       (209)     1,055       (754)       301
                                                    -------    -------    -------    -------    -------    -------
    Total interest-earning assets ...............     1,693        504      2,197      1,426     (4,669)    (3,243)
                                                    -------    -------    -------    -------    -------    -------
Interest expense on interest-bearing liabilities:
  Deposits ......................................       (42)       117         75         89     (1,532)    (1,443)
  Borrowed funds ................................    (1,192)       392      1,584        539     (2,596)    (2,057)
  Subordinated debt .............................         -        159        159       (132)      (576)      (708)
                                                    -------    -------    -------    -------    -------    -------
    Total interest-bearing liabilities ..........     1,150        668      1,818        496     (4,704)    (4,208)
                                                    -------    -------    -------    -------    -------    -------
    Net change in net interest income ...........   $   543    $  (164)   $   379    $   930    $    35    $   965
                                                    =======    =======    =======    =======    =======    =======

Certain Ratios

                                                     Year Ended September 30,
                                                   ----------------------------
                                                     2005      2004      2003
                                                   -------    ------    -------

      Return on average assets..................     0.59%     0.69%     0.66%
      Return on average equity..................     9.24%    10.62%     9.45%
      Average equity to assets ratio............     6.39%     6.49%     6.96%
      Dividend payout ratio ....................    37.64%    29.75%    30.53%

                           SUPERVISION AND REGULATION

Regulation of the Company

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         General. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is also required to file annually a report of its operations with the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

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

         Pennsylvania Savings Bank Law. The Pennsylvania Banking Code ("Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

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

         In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2005 is approximately .0134% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2005, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2005.

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

         As a member, it is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount not less than 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB, if any, plus 0.7% of its unused borrowing capacity, whichever is greater. At September 30, 2005, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2005, the Bank met its reserve requirements.

         Loans to One Borrower. Under Pennsylvania and federal law, Pennsylvania savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of September 30, 2005, the Bank's loans-to-one borrower limitation was $7.8 million and it was in compliance with such limitation.

Item 2.  Properties.
-------------------

         At September 30, 2005, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and twelve full-service branch offices located in Allegheny and Butler counties. The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2005.



                          Location                           Lease Expiration
----------------------------------------------------------    Date including
        Address                                    County   Lease or Own Options
        -------                                    ------   --------------------
Main Office

1009 Perry Highway                               Allegheny        Own
Pittsburgh, PA 15237

Branch Offices:

3300 Brighton Road                               Allegheny        Own
Pittsburgh, PA 15212

251 South Main Street                            Butler           Own
Zelienople, PA 16063

312 Beverly Road                                 Allegheny        Lease 7/31/08
Pittsburgh, PA 15216

6000 Babcock Blvd.                               Allegheny        Lease 11/30/06
Pittsburgh, PA 15237

1701 Duncan Avenue                               Allegheny        Lease 01/31/10
Allison Park, PA 15101

4719 Liberty Avenue                              Allegheny        Own
Pittsburgh, PA 15224

728 Washington Road                              Allegheny        Own
Pittsburgh, PA 15228

2034 Penn Avenue                                 Allegheny        Own
Pittsburgh, PA 15222

683 Lincoln Avenue                               Allegheny        Own
Bellevue, PA  15202

17 West Main Street                              Allegheny        Own
Carnegie, PA  15106

1729 Lowrie Street                               Allegheny        Own
Pittsburgh, PA 15212

1339 Freedom Road                                Butler           Lease 2/28/13
Cranberry Township, PA 16066

Administrative Offices:

Loan Center                                      Allegheny        Lease 9/30/07
1014 Perry Highway
Pittsburgh, PA 15237

Data Processing and Checking Department          Allegheny        Own
1015 Perry Highway
Pittsburgh, PA 15237

         On October 15, 2005, the Bank's Carnegie office was destroyed by fire. The Bank had previously acquired property in Carnegie for a new branch with drive-up lanes and parking which is expected to be opened by Spring 2006. On December 2, 2005, a temporary banking facility was opened on this site for customers of the Carnegie branch.

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

Items 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Not applicable.


                                                      PART II

Item 5. Market for the  Registrant's  Common  Equity,  and  Related  Stockholder
--------------------------------------------------------------------------------
        Matters and Issuer Purchases of Equity Securities.
        -------------------------------------------------

         (a) Market for Common Equity. The information contained under the section captioned "Stock Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2005 filed as Exhibit 13 hereto (the "Annual Report") is incorporated herein by reference. During the period under report, the Registrant did not sell any equity securities that were not registered under the Securities Act of 1933.

         (b) Use of Proceeds. Not applicable.

         (c) Issuer Purchases of Equity Securities. Not applicable.

Item 6.  Selected Financial Data.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         The information contained in the section captioned "Asset and Liability Management" in the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         The Company's financial statements listed in Item 15 herein and selected quarterly financial data for the past two fiscal years are incorporated herein by reference from the Annual Report.

Item  9. Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

Item 9A. Controls and Procedures.
--------------------------------

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

Item 9B.  Other Information.
---------------------------

         Not applicable.


                                    Part III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company's Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.
-------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

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

         (d)      Securities  Authorized  for Issuance Under Equity Compensation
                  Plans

                                                (a)                      (b)                        (c)
                                                                                             Number of securities
                                       Number of securities        Weighted-average        remaining available for
                                         to be issued upon        exercise price of         future issuance under
                                            exercise of              outstanding          equity compensation plans
                                       outstanding options,       options, warrants         (excluding securities
                                       warrants and rights           and rights           reflected in column (a))
                                       --------------------          -----------          ------------------------
Equity compensation plans
approved by security holders:
    Employees Stock
    Compensation Programs
    and Directors Stock Option
    Plan............................           294,077                  $14.35                       149,600

Equity compensation plans not
approved by security holders:
    Directors Stock
    Compensation
    Program/Plans(1)................            85,726                   13.35                             -
                                               -------                  ------                       -------
     TOTAL.........................            379,803                  $14.13                       149,600
                                               =======                  ======                       =======

(1) Pursuant to the 2002 Stock Compensation Plan and 2001 Stock Compensation Plan, shares were reserved for issuance pursuant to options granted to eligible persons. The plans provided for automatic grants of options to directors on December 31 of each year in specified amounts. No additional options may be granted under these plans.

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" of the Proxy Statement.

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

         The information called for by this item as incorporated herein by reference to the section entitled "Independent Registered Public Accounting Firm" in the Proxy Statement.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

         (a) The following documents are filed as part of this Annual Report on Form 10-K.

                  1.       Financial Statements

                           The following  financial  statements are incorporated
                  by reference from the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2005 which is filed as
                  Exhibit 13 hereto:

                           Report of Independent Registered Public Accounting Firm
                           Consolidated Statements of Financial Condition as of September 30, 2005 and
                              2004
                           Consolidated Statements of Income for the fiscal years ended September 30, 2005,
                              2004 and 2003
                           Consolidated  Statements of Stockholders'  Equity for
                              the fiscal years ended  September  30, 2005,  2004
                              and 2003
                           Consolidated  Statements of Cash Flows for the fiscal
                              years ended September 30, 2005, 2004 and 2003
                           Notes to Consolidated Financial Statements

                  2.       Financial Statement Schedules

                           None.

                  3.       Exhibits

                           The  following  exhibits  are filed with this  Annual
                  Report on Form 10-K or incorporated by reference herein:

                           3.1          Articles of Incorporation (1)
                           3.2          Amended and Restated Bylaws (2)
                           4.1          Common Stock Certificate (1)
                           4.2          Rights Agreement, dated as of March 31, 2003, by and between
                                        Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
                           4.3          Amendment No. 1 to Rights Agreement (4)
                           4.4*         Indenture, dated as of September 26, 2002, between Fidelity
                                        Bancorp, Inc. and State Street Bank and Trust Company of
                                        Connecticut, National Association
                           4.5*         Amended and Restated Declaration of Trust, dated as of September
                                        26, 2002, by and among State Street Bank and Trust Company, national Association, as Institutional Trustee, Fidelity Bancorp, Inc.,
                                        as Sponsor and William L. Windisch, Richard G. Spencer and Lisa
                                        L. Griffith, as Administrators
                           4.6*         Guarantee Agreement, as dated as of September 26, 2002, by and between Fidelity Bancorp, Inc. and State Street Bank and Trust
                                        Company of Connecticut, National Association

                           10.1**       Employee Stock Ownership Plan, as amended (1)
                           10.2**       1988 Employee Stock Compensation Program (1)
                           10.3**       1993 Employee Stock Compensation Program (5)
                           10.4**       1997 Employee Stock Compensation Program (6)
                           10.5**       1993 Directors' Stock Option Plan (5)
                           10.6**       1998 Group Term Replacement Plan (7)
                           10.7**       1998 Salary Continuation Plan Agreement by and between W.L.
                                        Windisch, the Company and the Bank (7)
                           10.8**       1998 Salary Continuation Plan Agreement by and between R.G.
                                        Spencer, the Company and the Bank (7)
                           10.9**       1998 Salary Continuation Plan Agreement by and between M.A.
                                        Mooney, the Company and the Bank (7)
                           10.10**      Salary Continuation Agreement with Lisa L. Griffith (2)
                           10.11**      1998 Stock Compensation Plan (8)
                           10.12**      2000 Stock Compensation Plan (9)
                           10.13**      2001 Stock Compensation Plan (10)
                           10.14**      2002 Stock Compensation Plan (11)
                           10.15**      2005 Stock-Based Incentive Plan(12)
                           13           Annual Report to Stockholders for the fiscal year ended September
                                        30, 2005
                           14           Code of Ethics (2)
                           20.1         Dividend Reinvestment Plan (13)
                           21           Subsidiaries
                           23.1         Consent of Beard Miller Company LLP
                           31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                           31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                           32           Section 1350 Certification

------------------
     * Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
     **   Management contract or compensatory plan or arrangement.
     (1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
     (2) Incorporated by reference from the identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
     (3) Incorporated by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A filed March 31, 2003.
     (4) Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed March 17, 2005.
     (5) Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
     (6) Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
     (7) Incorporated by reference to an identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
     (8) Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.

     (9) Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
     (10) Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
     (11) Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
     (12) Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
     (13) Incorporated by reference to an identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 filed with the SEC on February 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIDELITY BANCORP, INC.

Date:  December 28, 2005           By:     /s/Richard G. Spencer
                                           -------------------------------------
                                           Richard G. Spencer
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated


By:      /s/William L. Windisch                               By:      /s/Richard G. Spencer
         --------------------------------------------                  ----------------------------------------------
         William L. Windisch                                           Richard G. Spencer
         Chairman of the Board and Director                            President, Chief Executive Officer and Director
                                                                       (Principal Executive Officer)

Date:    December 28, 2005                                    Date:    December 28, 2005


By:      /s/J. Robert Gales                                            /s/Robert F. Kastelic
         --------------------------------------------         By:      ----------------------------------------------
         J. Robert Gales                                               Robert F. Kastelic
         Director                                                      Director

Date:    December 28, 2005                                    Date:    December 28, 2005


By:      /s/Oliver D. Keefer                                  By:      /s/Charles E. Nettrour
         --------------------------------------------                  ----------------------------------------------
         Oliver D. Keefer                                              Charles E. Nettrour
         Director                                                      Director

Date:    December 28, 2005                                    Date:    December 28, 2005


By:      /s/Joanne Ross Wilder                                By:      /s/Donald J. Huber
         --------------------------------------------                  ----------------------------------------------
         Joanne Ross Wilder                                            Donald J. Huber
         Director                                                      Director

Date:    December 28, 2005                                    Date:    December 28, 2005


By:      /s/Christopher S. Green                              By:      /s/Lisa L. Griffith
         --------------------------------------------                  ----------------------------------------------
         Christopher S. Green                                          Lisa L. Griffith
         Director                                                      Senior Vice President and
                                                                       Chief Financial Officer
Date:    December 28, 2005                                             (Principal Financial and Accounting Officer)

                                                              Date:    December 28, 2005
