Form 10-Q
period 2005-12-31
FIDELITY BANCORP INC
filed 2006-02-14
CIK 769207

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY  REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2005
                                   -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to ____________________

                         Commission file number 0-22288
                                                -------

                             Fidelity Bancorp, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                               25-1705405
                ------------                               ----------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.
(Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).: [ ] Yes   [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             2,963,835 shares, par value $0.01, at January 31, 2006
             ------------------------------------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                                                                               Page
------------------------------                                                                                               ----

Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of December 31, 2005 and                                       1
               September 30, 2005

               Consolidated Statements of Income for the Three Months Ended                                                     2
               December 31, 2005 and 2004

               Consolidated Statements of Cash Flows for the Three Months Ended                                               3-4
               December 31, 2005 and 2004

               Consolidated  Statements  of Changes in  Stockholders'  Equity for the Three Months                              5
               Ended  December 31, 2005 and 2004

               Notes to Consolidated Financial Statements                                                                       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                           11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                                      18

Item 4.        Controls and Procedures                                                                                         19


Part II - Other Information

Item l.         Legal Proceedings                                                                                              19

Item 1A.        Risk Factors                                                                                                   19

Item 2.         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities             19

Item 3.         Defaults Upon Senior Securities                                                                                19

Item 4.         Submission of Matters to a Vote of Security Holders                                                            19

Item 5.         Other Information                                                                                              19

Item 6.         Exhibits                                                                                                    19-20

Signatures                                                                                                                     21


Part I - Financial Information
Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                             December 31,     September 30,
              Assets                                            2005             2005
                                                             ---------        ---------
Cash and due from banks                                      $  10,733        $   9,234
Interest-bearing demand deposits with other institutions           480              636
                                                             ---------        ---------
  Cash and Cash Equivalents                                     11,213            9,870

Securities available-for-sale
  (book value of  $184,190 and $183,542)                       181,604          182,157
Securities held-to-maturity                                     99,121          105,316
  (fair value of $98,102 and $104,962)
Loans held for sale                                                  -              248
Loans receivable, net of allowance $2,673 and $2,596           372,777          346,076
Foreclosed real estate, net                                        789              789
Restricted investments in bank stock, at cost                   12,111           12,215
Office premises and equipment, net                               4,985            5,126
Accrued interest receivable                                      3,282            3,113
Other assets                                                    13,397           12,869
                                                             ---------        ---------
          Total Assets                                       $ 699,279        $ 677,779
                                                             =========        =========
                      Liabilities and Stockholders' Equity
Liabilities:
  Deposits:
      Non-interest bearing                                   $  32,311        $  32,415
      Interest bearing                                         347,825          334,397
                                                             ---------        ---------
          Total Deposits                                       380,136          366,812

  Short-term borrowings                                        120,742          111,141
  Securities sold under agreement to repurchase                  5,988            6,674
  Advance payments by borrowers for taxes and insurance          2,832            1,425
  Other liabilities                                              2,761            3,333
  Subordinated debt                                             10,310           10,310
  Long-term debt                                               134,471          136,035
                                                             ---------        ---------
          Total Liabilities                                    657,240          635,730
                                                             ---------        ---------
Stockholders' equity:
  Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 3,549,540
      and 3,533,632 shares issued, respectively                     35               35
  Paid-in capital                                               44,451           44,250
  Retained earnings                                              9,068            8,486
  Accumulated other comprehensive loss                          (1,707)            (914)
  Treasury stock, at cost - 587,955 shares                      (9,808)          (9,808)
                                                             ---------        ---------
          Total Stockholders' Equity                            42,039           42,049
                                                             ---------        ---------
          Total Liabilities and Stockholders' Equity         $ 699,279        $ 677,779
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

                                                      Three Months Ended
                                                         December 31,
                                                         ------------
                                                        2005      2004
                                                      -------   -------
Interest income:
   Loans                                              $ 5,479   $ 4,442
   Mortgage-backed securities                           1,323     1,351
   Investment securities - taxable                      1,348     1,340
   Investment securities - tax-exempt                     508       474
   Other                                                    6         1
                                                      -------   -------
      Total interest income                             8,664     7,608
                                                      -------   -------

Interest expense:
   Deposits                                             2,247     1,843
   Short-term borrowings                                1,265       420
   Long-term debt                                       1,644     1,744
   Subordinated debt                                      198       145
                                                      -------   -------
      Total interest expense                            5,354     4,152
                                                      -------   -------

Net interest income                                     3,310     3,456

Provision for loan losses                                 125       175
                                                      -------   -------

Net interest income after provision for loan losses     3,185     3,281
                                                      -------   -------
Other income:
   Loan service charges and fees                           77        97
   Realized gain on sales of securities, net              141        82
   Gain on sales of loans                                  13         5
   Deposit service charges and fees                       362       356
   Other                                                  349       301
                                                      -------   -------
      Total other income                                  942       841
                                                      -------   -------
Operating expenses:
   Compensation and benefits                            1,885     1,823
   Office occupancy and equipment expense                 258       257
   Depreciation and amortization                          175       186
   (Gain)loss on foreclosed real estate                  --         (24)
   Foreclosed real estate expense                           5        43
   Amortization of intangible assets                       11        13
   Other                                                  572       578
                                                      -------   -------
      Total operating expenses                          2,906     2,876
                                                      -------   -------

Income before income tax provision                      1,221     1,246
Income tax provision                                      257       241
                                                      -------   -------
Net income                                            $   964   $ 1,005
                                                      =======   =======
Basic earnings per common share                       $   .33   $   .34
                                                      =======   =======
Diluted earnings per common share                     $   .31   $   .33
                                                      =======   =======
Dividends per common share                            $   .13   $  .109
                                                      =======   =======


See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                   Three Months Ended December 31,
                                                                         2005        2004
                                                                       --------    --------
Operating Activities:
---------------------
     Net income                                                        $    964    $  1,005
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                          125         175
         (Gain)loss on foreclosed real estate                                 -         (24)
         Provision for depreciation and amortization                        175         186
         Deferred loan fee amortization                                     (34)        (52)
         Amortization of investment and mortgage-backed securities
           discounts/premiums, net                                          245         208
         Amortization of intangibles                                         11          13
         Net gain on sale of securities                                    (141)        (82)
         Net gain on sale of loans                                          (13)         (5)
         Origination of loans held-for-sale                                (922)       (191)
         Proceeds from sale of loans held-for-sale                        1,183         312
         Increase in interest receivable                                   (169)       (111)
         (Increase)/Decrease in prepaid income taxes                       (107)        183
         Increase in interest payable                                      (197)        (20)
         Increase in cash surrender value of life insurance policies        (48)        (51)
         Contribution to ESOP                                              (240)       (235)
         Tax benefit of stock options exercised                              29          58
         Other changes, net                                                 (23)        145
                                                                       --------    --------
        Net cash provided by operating activities                           838       1,514
                                                                       --------    --------
Investing Activities:
---------------------

     Proceeds from sales of securities available-for-sale                   232         441
     Proceeds from maturities and principal repayments of
        securities available-for-sale                                     7,268      11,877
     Purchases of securities available-for-sale                          (8,317)    (16,697)
     Purchases of securities held-to-maturity                                 -     (12,040)
     Proceeds from maturities and principal repayments of
        securities held-to-maturity                                       6,190       4,232
     Net increase in loans                                              (26,792)     (7,500)
     Proceeds from sale of foreclosed real estate                             -         274
     Net purchases/(redemptions) of FHLB stock                              104        (786)
     Additions to office premises and equipment                             (35)        (98)
                                                                       --------    --------
  Net cash used in investing activities                                 (21,350)    (20,297)
                                                                       --------    --------

Continued on page 4.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
                                 (in thousands)

                                                                  Three Months Ended December 31,
                                                                       2005        2004
                                                                    --------    --------
Financing Activities:
---------------------
Net (decrease)/increase in deposits                                   13,324      (1,298)
Increase/(decrease) in reverse repurchase agreements                    (686)        451
Net increase in short-term borrowings                                  9,601      14,551
Proceeds from long-term borrowings                                         -      10,000
Repayments of long-term borrowings                                    (1,564)     (5,101)
Increase in advance payments by borrowers for taxes and insurance      1,407       1,096
Cash dividends paid                                                     (382)       (321)
Stock options exercised                                                  120         247
Proceeds from sale of stock through Dividend Reinvestment Plan            35          37
Purchase of treasury stock                                                 -      (1,265)
                                                                    --------    --------
Net cash provided by financing activities                             21,855      18,397
                                                                    --------    --------

(Decrease) increase in cash and cash equivalents                       1,343        (386)

Cash and cash equivalents at beginning of period                       9,870       8,831
                                                                    --------    --------

Cash and cash equivalents at end of period                          $ 11,213    $  8,445
                                                                    ========    ========
Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                         $  5,551    $  4,172
  Income taxes                                                      $    373    $   --
                                                                    --------    --------


See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                        (in thousands, except share data)


                                                                                        Accumulated
                                                                                          Other
                                                 Additional                            Comprehensive
                                      Common      Paid-in      Treasury    Retained    Income (Loss)
                                      Stock       Capital       Stock      Earnings     Net of Tax       Total
===============================================================================================================

Balance at September 30, 2004          $  32       $ 35,798    $ (8,543)   $ 13,595      $  1,195      $ 42,077
Comprehensive income:
     Net income                                                               1,005                       1,005
     Other comprehensive income,
       net of tax of ($121)                                                                  (233)         (233)
     Reclassification adjustment,
       net of tax of ($28)                                                                    (54)          (54)
                                       -----        -------    --------      ------       -------       -------
Total comprehensive income                --             --          --       1,005          (287)          718

Cash dividends declared                                                       (321)                        (321)
Tax benefit realized on stock options
 exercised                                               58                                                  58
Treasury stock purchased-
  54,210 shares                                                  (1,265)                                 (1,265)
Sale of stock through Dividend
  Reinvestment Plan                                      37                                                  37
Stock options exercised                                 247                                                 247
                                       -----        -------    --------      ------       -------       -------

Balance at December 31, 2004           $  32        $36,140    $ (9,808)    $14,279          $908       $41,551
                                       ========================================================================

Balance at September 30, 2005          $  35        $44,250    $ (9,808)     $8,486       $  (914)      $42,049
Comprehensive income:
     Net income                                                                 964                         964
     Other comprehensive income,
       net of tax of ($360)                                                                  (700)         (700)
     Reclassification adjustment,
       net of tax of ($48)                                                                    (93)          (93)
                                       -----        -------    --------      ------       -------       -------
Total comprehensive income                --             --          --         964          (793)          171

Cash dividends declared                                                        (382)                       (382)
Tax benefit realized on stock options
 exercised                                               29                                                  29
Sale of stock through Dividend
Reinvestment Plan                                        35                                                  35
Tax benefit realized on stock based
  compensation                                           17                                                  17
Stock options exercised                                 120                                                 120
                                       -----        -------    --------      ------       -------       -------

Balance at December 31, 2005           $  35        $44,451    $ (9,808)     $9,068       $(1,707)      $42,039
                                       ========================================================================

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                December 31, 2005

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the "Bank"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2005. The results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006 or any future interim period.

(3) New Accounting Standards
    ------------------------

In March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. The effective date for the Company will be the second quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued Statement No. 123 (Revised), "Share-Based Payment" ("SFAS 123R"). SFAS 123R revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). It requires the amount of compensation cost be measured based on the grant-date fair value of the equity or liability instruments issued and recognized over the period that an employee provides service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amended the compliance dates for SFAS 123R. SFAS 123R is effective for the Company beginning on October 1, 2005. The Company adopted the provisions of SFAS 123R effective October 1, 2005. The total expense recognized as a result of the adoption of SFAS 123R was $17,000 for the three months ended December 31, 2005. The remaining unrecognized compensation cost to nonvested stock option awards at December 31, 2005 is $64,000.

In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's condensed consolidated financial statements.

(4) Stock Based Compensation
    ------------------------

At December 31, 2005, the Company had several stock-based employee and director compensation plans, which are described in Note 13 in the Company's September 30, 2005 consolidated financial statements. The Company adopted SFAS 123R, "Share Based Payments" effective as of October 1, 2005. Prior to October 1, 2005, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense was recognized for its stock option plans. The following table illustrates the pro forma effect on net income and earnings per share if the fair value recognition provisions of SFAS 123R had been applied to the Company's stock option plans for the quarter ended December 31, 2004 (amounts in thousands, except per share data).

                                                         For the three months
                                                          ended December 31,
                                                        ----------------------
                                                           2005         2004
                                                        ---------    ---------

Net income, as reported                                  $    964    $   1,005
Add:  Stock-based compensation expense included in
  reported net income, net of tax                              11            -
Deduct: Compensation expense from stock options,
  determined under fair value based method, net of tax        (11)         (13)
                                                        ---------    ---------
Pro forma net income                                    $     964    $     992
                                                        =========    =========

Earnings per share:
  Basic - as reported                                    $    .33    $     .34
  Basic - pro forma                                      $    .33    $     .33
  Diluted - as reported                                  $    .31    $     .33
  Diluted - pro forma                                    $    .31    $     .32

(5) Earnings Per Share
    ------------------
Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividends distributed on May 27, 2005 and May 26, 2004. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                            Three Months Ended
                                                                December 31,
                                                            -------------------
                                                             2005         2004
                                                            ------       ------
Numerator:
Net Income                                                  $  964       $1,005
                                                            ------       ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares                            2,952        2,933
Effect of dilutive securities:
  Employee stock options                                       111          127
                                                            ------       ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                             3,063        3,060
                                                            ------       ------
Basic earnings per share                                    $  .33       $  .34
                                                            ------       ------
Diluted earnings per share                                  $  .31       $  .33
                                                            ------       ------

(6) Loans Receivable
    ----------------
Loans receivable are comprised of the following (dollar amounts in thousands):

                                                  December 31,  September 30,
                                                      2005         2005
                                                   --------------------------
First mortgage loans:
               Conventional:
                   1-4 family dwellings             $ 180,258    $ 163,584
                   Multi-family dwellings               9,858       10,584
               Commercial                              52,129       49,985
               Construction:
                   Residential                         33,125       28,360
                   Commercial                           7,736        7,764
                                                    ---------    ---------
                                                      283,106      260,277
                                                    ---------    ---------
Less:
               Loans in process                       (18,574)     (23,070)
               Unearned discounts and fees               (200)        (344)
                                                    ---------    ---------
                                                      264,332      236,863
                                                    ---------    ---------
Installment loans:
               Home equity                             78,716       76,045
               Consumer loans                             919          993
               Other                                    2,787        2,742
                                                    ---------    ---------
                                                       82,422       79,780
                                                    ---------    ---------
Commercial business loans and leases:
               Commercial business loans               28,321       31,577
               Commercial leases                          375          451
                                                    ---------    ---------
                                                       28,696       32,028
                                                    ---------    ---------

Less:  Allowance for loan losses                       (2,673)      (2,596)
                                                    ---------    ---------

               Loans receivable, net                $ 372,777    $ 346,076
                                                    ---------    ---------

(7) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the three months ended December 31, 2005 and the fiscal year ended September 30, 2005 are as follows (dollar amounts in thousands):

                                                December 31,       September 30,
                                                   2005                2005
                                                --------------------------------
        Balance at beginning of period            $ 2,596             $ 2,609
        Provision for loan losses                     125                 600
        Charge-offs                                   (57)               (670)
        Recoveries                                      9                  57
                                                  -------             -------
        Balance at end of period                  $ 2,673             $ 2,596
                                                  -------             -------

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

At December 31, 2005, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.6 million compared to $1.7 million at September 30, 2005 and $2.4 million at December 31, 2004. Included in the current amount is $810,000 of impaired loans for which the related allowance for loan losses is $148,000, and $809,000 of impaired loans that as a result of applying impairment tests prescribed under SFAS No. 114, do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended December 31, 2005 was $1.6 million compared to $2.4 million for the same period in the prior year. For the three months ended December 31, 2005, the Company recognized $10,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $14,000 of interest income on impaired loans during the three month period ended December 31, 2004.

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

Fidelity Bancorp, Inc.'s ("Fidelity" or the "Company") business is conducted principally through its wholly-owned subsidiary Fidelity Bank (the "Bank"). All references to the Company refer collectively to the Company and the Bank, unless the context indicates otherwise.

Critical Accounting Policies
----------------------------

Note 1 on pages 10 through 16 of the Company's September 30, 2005 consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 8 "Allowance for Loan Losses" on page 11 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on page 49 of the Company's September 30, 2005 consolidated financial statements. Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation was reflected in net income for periods ending prior to October 1, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. However, the Company adopted SFAS No. 123R as of October 1, 2005 and stock-based compensation expense is reported in net income. See Note 4 "Stock Based Compensation," of the Notes to Consolidated Financial Statements for information related to the effects on the Company's reported net income (loss) and net income (loss) per share of applying the fair value recognition provision of the previous SFAS 123 to stock-based compensation. Refer also to note 13 "Stock Option Plans" on page 31 of the Company's September 30, 2005 consolidated financial statements.

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $21.5 million, or 3.2%, to $699.3 million at December 31, 2005 from $677.8 million at September 30, 2005. Significant changes in individual categories include a decrease in securities held-to-maturity of $6.2 million, an increase in net loans of $26.7 million, and an increase in cash of $1.3 million.

Total liabilities of the Company increased $21.5 million, or 3.4%, to $657.2 million at December 31, 2005 from $635.7 million at September 30, 2005. Significant changes include an increase in short-term borrowings of $9.6 million, an increase in deposits of $13.3 million, and a decrease in long-term borrowings of $1.6 million.

Stockholders' equity was relatively unchanged at $42.0 million at December 31, 2005. This result reflects net income for the three-month period ended December 31, 2005 of $964,000, stock options exercised of $120,000, and stock issued under the Dividend Reinvestment Plan of $35,000. Offsetting these increases were common stock cash dividends paid of $382,000, and an increase of the accumulated other comprehensive loss of $793,000. Accumulated other comprehensive loss increased from September 30, 2005 as a result of changes in the net unrealized losses on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at December 31, 2005, to be other than temporary. Because of interest rate volatility, the Company's accumulated other comprehensive loss could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of December 31, 2005 and September 30, 2005 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.


Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and foreclosed real estate by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructuring at the dates presented (dollar amounts in thousands).

                                                           December 31,      September 30,
                                                              2005                2005
                                                             ------              ------
Non-accrual residential real estate loans
    (one-to-four family)                                     $  525              $  533

Non-accrual construction, multi family
    residential and commercial real estate loans                199                 179

Non-accrual installment loans                                   310                 188

Non-accrual commercial business loans                         1,420               1,419
                                                             ------              ------

Total non-performing loans                                   $2,454              $2,319
                                                             ======              ======

Total non-performing loans as a percent of
    net loans receivable                                       0.66%               0.67%
                                                             ======              ======

Total foreclosed real estate                                 $  789              $  789
                                                             ======              ======

Total non-performing loans and foreclosed real estate as a
percent of total assets                                         .46%                .46%
                                                             ======              ======

Included in non-performing loans at December 31, 2005 are seven single-family residential real estate loans totaling $525,000, two commercial real estate loans totaling $199,000, nineteen home equity and installment loans totaling $310,000, and eight commercial business loans totaling $1.4 million.

At December 31, 2005, the Company had an allowance for loan losses of $2.7 million or .72% of net loans receivable, as compared to an allowance of $2.6 million or .75% of net loans receivable at September 30, 2005. The allowance for loan losses equals 108.9% of non-performing loans at December 31, 2005 compared to 111.9% at September 30, 2005. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of December 31, 2005. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at December 31, 2005 is reasonable. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
              for the Three Months Ended December 31, 2005 and 2004
              -----------------------------------------------------

Net Income
----------

Net income for the three months ended December 31, 2005 was $964,000 ($.31 per diluted share) compared to $1.0 million ($.33 per diluted share) for the same period in 2004, a decrease of $41,000 or 4.1 %. The decrease reflects a decrease in net interest income of $146,000 or 4.2%, partially offset by a decrease in the provision for loan losses of $50,000, an increase in other income of $101,000, or 12.0%, an increase in other operating expenses of $30,000 or 1.0%, and an increase in the provision for income taxes of $16,000 or 6.6%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between yields calculated on a tax-equivalent basis on interest-earning assets and the cost of funds, decreased to 2.09% in the three months ended December 31, 2005 from 2.34% in the same period in 2004 as a result of the average yield on total interest earning assets increasing less than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Bank's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                    Three Months Ended
                                                                        December 31,
                                                                  2005              2004
                                                                  ----              ----
        Average yield on:
          Mortgage loans                                          5.89%             6.01%
          Mortgage-backed securities                              4.17              3.89
          Installment loans                                       6.14              5.84
          Commercial business loans and leases                    7.16              6.28
          Interest -earning deposits with other institutions,
          investment securities, and FHLB stock (1)               4.90              4.55
                                                                  ----              ----
          Total interest-earning assets                           5.40              5.10
                                                                  ----              ----
        Average rates paid on:
          Savings deposits                                        2.40              2.04
          Borrowed funds                                          4.47              3.76
                                                                  ----              ----
          Total interest-bearing liabilities                      3.31              2.76
                                                                  ----              ----
        Average interest rate spread                              2.09%             2.34%
                                                                 =====              =====
        Net yield on interest-earning assets                      2.14%             2.39%
                                                                  =====             =====

(1) Interest income on tax-free investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $1.0 million or 23.4% to $5.5 million for the three months ended December 31, 2005, compared to the same period in 2004. The increase reflects an increase in the average loan balance outstanding during 2005, as well as a slight increase in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities decreased $28,000 or 2.1% to $1.3 million for the three-month period ended December 31, 2005, as compared to the same period in 2004. The decrease reflects a decrease in the average balance of mortgage-backed securities owned in the period, partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities increased $47,000 or 2.67%, for the three months ended December 31, 2005, as compared to the same period in 2004. The increase reflects an increase in the yield earned on these investments partially offset by a decrease in the average balance in the portfolio.

Interest Expense
----------------

Interest on deposits increased $404,000 or 21.9% to $2.2 million for the three-month period ended December 31, 2005, as compared to the same period in 2004. The increase reflects an increase in the average cost of the deposits, as well as an increase in the average balance of deposits.

Interest on subordinated debt increased $53,000, or 36.6%, for the three months ended December 31, 2005, as compared to the same period in 2004. The increase reflects an increase in the rate paid on the subordinated debt.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, securities sold under agreement to repurchase, and treasury, tax and loan notes, increased $845,000 to $1.3 million for the three-month period ended December 31, 2005, as compared to the same period in fiscal 2004. The increase reflects an increase in the average balance of these borrowings, as well as an increase in the average cost of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, decreased $100,000 to $1.6 million for the three months ended December 31, 2005 as compared to the same period in fiscal 2004. The decrease reflects a decrease in the average balance of the debt, partially offset by a slight increase in the average cost of the debt.

The Company continues to rely on FHLB advances as cost effective wholesale funding sources.


Net Interest Income
-------------------

The Company's net interest income decreased $146,000 or 4.2% to $3.3 million, for the three month period ended December 31, 2005, as compared to the same period in 2004. The decrease in the current fiscal period is attributable to a decreased interest rate spread, partially offset by an increase in net interest-earning assets. The interest rate spread decreased to 2.09% for the three-month period ended December 31, 2005, compared to 2.34% for the same period in 2004. Average net interest-earning assets increased $301,000, or 1.8%, for the three-month period ended December 31, 2005, as compared to the same period in 2004.


Provision for Loan Losses
-------------------------

The provision for loan losses decreased to $125,000 for the three-month period ended December 31, 2005, as compared to $175,000 for the same period in 2004. At December 31, 2005, the allowance for loan losses increased $77,000 to $2.67 million from $2.60 million at September 30, 2005. Net loan charge-offs were $48,000 and $236,000 for the three months ended December 31, 2005 and 2004, respectively.

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

Other Income
------------

Total non-interest or other income increased $101,000 or 12.0% to $942,000, for the three-month period ended December 31, 2005, as compared to the same period in 2004. Increases in other income primarily relate to increased gains on the sale of securities, increased gains on the sale of loans, and increased other operating income.

Net gains on the sales of securities were $141,000 for the three month period ended December 31, 2005, as compared to a gain of $82,000 in the same period in 2004. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gain on the sale of loans was $13,000 for the three-month period ended December 31, 2005, as compared to a gain of $5,000 for the same period in 2004. The three-month period ended December 31, 2005 results include the sale of approximately $1.2 million of fixed rate, single-family mortgage loans, compared to $307,000 of similar loan sales during the prior fiscal period.

Other operating income was $349,000 for the three-month period ended December 31, 2005, as compared to $301,000 for the same period in 2004. The increase is due primarily to an increase in fees earned on the sale of non-insured investment products, an increase in ATM fees, and other operating income.

Operating Expenses
------------------

Total operating expenses for the three-month period ended December 31, 2005 totaled $2.91 million compared to $2.88 million for the same period in 2004. The increase is due primarily to an increase in compensation and benefits expense.

Compensation and benefits expense was $1.89 million for the three-month period ended December 31, 2005, as compared to $1.82 million for the same period in 2004. The increase is due primarily to normal salary increases for employees, increases in the cost of health insurance, and an increase in Directors' fees associated with the addition of two new Directors.

Office occupancy and equipment expense was relatively unchanged at $258,000 for the three-month period ended December 31, 2005, as compared to $257,000 for the same period in 2004.

There were no sales of foreclosed real estate during the three-month period ended December 31, 2005, however, sales of foreclosed real estate during the three-month period ended December 31, 2004 resulted in a net gain of $24,000. Foreclosed real estate expense was $5,000 for the three-month period ended December 31, 2005, as compared to $43,000 for the same period in 2004. The results reflect the costs associated with the holding and disposition of properties during the periods. At December 31, 2005, the Bank had seventeen single-family residential properties, fifteen of which were owned by the same borrower as investment properties, and one commercial real estate property classified as foreclosed real estate.

Income Taxes
------------

Total income tax expense for the three-month period ended December 31, 2005 was $257,000 compared to $241,000 for the same 2004 period. The effective tax rates for the three-month periods ended December 31, 2005 and 2004 were approximately 21.1% and 19.3%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary, which is not subject to state income tax, and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended December 31, 2005 was $1.93 million and $450,000, respectively, compared to $1.94 million and $429,000, respectively, for the three-month period ended December 31, 2004.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2003. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2005, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.27% and total risk-based capital as a percentage of risk-weighted assets of 12.91%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2005, the Company had a Leverage Ratio of 7.44%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2005, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.41% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2005, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 10.47%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2005, the total of approved loan commitments amounted to $4.6 million. In addition, the Company had $18.6 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $81.1 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                                 December 31,        September 30,
                                                                    2005                 2005
                                                                    ----                 ----
                                                                        (in thousands)

         Commitments to grant loans                               $ 4,640              $ 1,369
         Unfunded commitments under lines of credit                40,522               39,414
         Financial and performance standby letters of credit          205                  295

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2005 for guarantees under standby letters of credit issued is not material.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           There  have  been  no  material  changes  in  information   regarding
           quantitative and qualitative disclosures about market risk at December 31, 2005 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as
           Exhibit 13 to the Form 10-K for September 30, 2005.

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

Item 1A.  Risk Factors

          Not Applicable

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

(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on August 14, 2002.
(3)  Incorporated by reference from Form 8-A filed June 30, 2003.
(4) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(6) Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 1998.
(7) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(8) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
(9) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 29, 2002.
(10) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on February 26, 2003.
(11) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on March 7, 2005.
(12) Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 14, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              FIDELITY BANCORP, INC.



Date:   February 14, 2006     By:  /s/ Richard G. Spencer
                                   ---------------------------------------------
                                   Richard G. Spencer
                                   President and Chief Executive Officer


Date:   February 14, 2006     By: /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer