Form 10-Q
period 2006-03-31
FIDELITY BANCORP INC
filed 2006-05-15
CIK 769207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006
                                    --------------
                                       OR

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

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).: [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock, as of the latest  practicable  date:
2,965,517 shares, par value $0.01, at April 30, 2006
----------------------------------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                                                                 Page
------------------------------                                                                                 ----

Item 1.        Financial Statements (Unaudited)                                                                   3

               Consolidated Statements of Financial Condition as of March 31, 2006 and                            3
               September 30, 2005

               Consolidated Statements of Income for the Three and Six Months Ended                               4
               March 31, 2006 and 2005

               Consolidated Statements of Cash Flows for the Six Months Ended                                   5-6
               March 31, 2006 and 2005

               Consolidated  Statements of Changes in Stockholders' Equity for the Six Months Ended               7
               March 31, 2006 and 2005

               Notes to Consolidated Financial Statements                                                         8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations             17

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        26

Item 4.        Controls and Procedures                                                                           27


Part II - Other Information
---------------------------

Item l.        Legal Proceedings                                                                                 27

Item 1A        Risk Factors                                                                                      27

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                                       27

Item 3.        Defaults Upon Senior Securities                                                                   28

Item 4.        Submission of Matters to a Vote of Security Holders                                               28

Item 5.        Other Information                                                                                 28

Item 6.        Exhibits                                                                                       28-29

Signatures                                                                                                       30

Part I - Financial Information
Item 1.  Financial Statements
                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                                        March 31,   September 30,
              Assets                                                      2006          2005
              ------                                                      ----          ----
Cash and due from banks                                                 $   7,306    $   9,234
Interest-bearing demand deposits with other institutions                      533          636
                                                                        ---------    ---------
    Cash and Cash Equivalents                                               7,839        9,870

Securities available-for-sale                                             176,107      182,157
  (amortized cost of  $179,698 and $183,542)
Securities held-to-maturity                                                96,525      105,316
  (fair value of $94,679 and $104,962)
Loans held for sale                                                            --          248
Loans receivable, net of allowance of $2,599 and $2,596                   392,635      346,076
Foreclosed real estate, net                                                   614          789
Restricted investments in bank stock, at cost                              12,208       12,215
Office premises and equipment, net                                          5,164        5,126
Accrued interest receivable                                                 3,233        3,113
Other assets                                                               15,117       12,869
                                                                        ---------    ---------
       Total Assets                                                     $ 709,442    $ 677,779
                                                                        =========    =========
              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                              $  30,423    $  32,415
      Interest bearing                                                    369,247      334,397
                                                                        ---------    ---------
          Total Deposits                                                  399,670      366,812

   Short-term borrowings                                                   76,959      111,141
   Subordinated Debt                                                       10,310       10,310
   Securities sold under agreement to repurchase                            6,515        6,674
   Advance payments by borrowers for taxes and insurance                    2,889        1,425
   Securities purchased but not settled                                     2,090           --
   Other liabilities                                                        4,511        3,333
   Long-term debt                                                         164,420      136,035
                                                                        ---------    ---------
       Total Liabilities                                                  667,364      635,730
                                                                        ---------    ---------

Stockholders' equity:
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 3,556,972
      and 3,533,632 shares issued, respectively                                36           35
   Paid-in capital                                                         44,581       44,250
   Retained earnings                                                        9,667        8,486
   Accumulated other comprehensive loss                                    (2,370)        (914)
   Treasury stock, at cost -589,455 and 587,955
     shares                                                                (9,836)      (9,808)
                                                                        ---------    ---------
       Total Stockholders' Equity                                          42,078       42,049
                                                                        ---------    ---------
       Total Liabilities and Stockholders' Equity                       $ 709,442    $ 677,779
                                                                        =========    =========

See accompanying notes to unaudited consolidated financial statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                       Three Months Ended      Six Months Ended
                                                            March 31,              March 31,
                                                            ---------              ---------
                                                        2006        2005       2005      2006
                                                      --------   --------    --------   --------
Interest income:
   Loans                                              $  5,901   $  4,508    $ 11,379   $  8,950
   Mortgage-backed securities                            1,302      1,387       2,625      2,738
   Investment securities - taxable                       1,408      1,382       2,761      2,723
   Investment securities - tax-exempt                      521        474       1,025        947
   Other                                                     7          2          13          3
                                                      --------   --------    --------   --------
      Total interest income                              9,139      7,753      17,803     15,361
                                                      --------   --------    --------   --------

Interest expense:
   Deposits                                              2,522      1,850       4,769      3,694
   Short-term borrowings                                 1,364        543       2,629        962
   Long-term debt                                        1,642      1,705       3,286      3,449
   Subordinated debt                                       208        157         405        302
                                                      --------   --------    --------   --------
      Total interest expense                             5,736      4,255      11,089      8,407
                                                      --------   --------    --------   --------

Net interest income                                      3,403      3,498       6,714      6,954

Provision for loan losses                                   --         25         125        200
                                                      --------   --------    --------   --------

Net interest income after provision for loan losses      3,403      3,473       6,589      6,754
                                                      --------   --------    --------   --------

Other income:
   Loan service charges and fees                            61         69         138        166
   Realized gain on sales of securities, net                71        348         211        430
   Write-down of securities                                 --        (43)         --        (43)
   Gain on sales of loans                                    5         10          18         15
   Deposit service charges and fees                        338        310         700        666
   Other                                                   428        377         777        678
                                                      --------   --------    --------   --------
      Total other income                                   903      1,071       1,844      1,912
                                                      --------   --------    --------   --------

Operating expenses:
   Compensation and benefits                             1,975      1,816       3,861      3,639
   Office occupancy and equipment expense                  333        278         591        535
   Depreciation and amortization                           170        184         345        370
   Loss on sales of foreclosed real estate                  15         34          15         72
   Foreclosed real estate expense                           84         29          89         10
   Amortization of intangible assets                         9         11          19         24
   Loss on customer fraud                                 --          430        --          430
   Other                                                   554        584       1,126      1,162
                                                      --------   --------    --------   --------
      Total operating expenses                           3,140      3,366       6,046      6,242
                                                      --------   --------    --------   --------

Income before income tax provision                       1,166      1,178       2,387      2,424
Income tax provision                                       181        214         438        455
                                                      --------   --------    --------   --------
Net income                                            $    985   $    964    $  1,949   $  1,969
                                                      ========   ========    ========   ========
Basic earnings per common share                       $    .33   $    .33    $    .66   $    .67
                                                      ========   ========    ========   ========
Diluted earnings per common share                     $    .32   $    .32    $    .64   $    .64
                                                      ========   ========    ========   ========
Dividends per common share                            $    .12   $    .11    $    .24   $    .22
                                                      ========   ========    ========   ========


See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                                 (in thousands)

                                                                      Six Months Ended March 31,
                                                                          2006         2005
                                                                          ----         ----
Operating Activities:
---------------------
     Net income                                                         $  1,949    $  1,969
     Adjustments  to  reconcile  net income to net cash
     provided  by operating activities:
         Provision for loan losses                                           125         200
         Loss on sales of foreclosed real estate                              15          72
         Provision for depreciation and amortization                         345         370
         Deferred loan fee amortization                                      (40)       (115)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                            240         367
         Amortization of intangibles                                          19          24
         Loss on customer fraud                                               --         430
         Net gain on sale of securities                                     (211)       (430)
         Writedown of securities                                              --          43
         Net gain on sale of loans                                           (18)        (15)
         Origination of loans held-for-sale                               (1,362)     (1,379)
         Proceeds from sale of loans held-for-sale                         1,628         902
         Increase in interest receivable                                    (120)       (175)
         (Increase)/decrease in prepaid income taxes                         (46)         44
         Decrease in interest payable                                       (189)        (35)
         Increase in cash surrender value of life insurance policies        (102)        (99)
         Contribution to ESOP                                               (240)       (235)
         Tax benefit of stock options exercised                               35         118
         Other changes, net                                                2,387        (150)
                                                                         -------     -------
        Net cash provided by operating activities                          4,415       1,906
                                                                         -------     -------

Investing Activities:
---------------------

     Proceeds from sales of securities available-for-sale                  7,196       4,978
     Proceeds from maturities and principal repayments of
        securities available-for-sale                                     11,602      21,583
     Purchases of securities available-for-sale                          (14,844)    (29,667)
     Purchases of securities held-to-maturity                               --       (13,042)
     Proceeds from maturities and principal repayments of
        securities held-to-maturity                                        8,694       8,115
     Net increase in loans                                               (46,644)     (9,445)
     Proceeds from sale of foreclosed real estate                             91         310
     (Purchase)/redemption of FHLB stock                                       7        (332)
     Additions to office premises and equipment                             (383)       (310)
                                                                          -------     ------
        Net cash used in investing activities                            (34,281)    (17,810)
                                                                         -------     -------


Continued on page 4.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D.)
           -------------------------------------------------
                                 (in thousands)

                                                                   Six Months Ended March 31,
                                                                      2006          2005
                                                                      ----          ----
Financing Activities:
---------------------
Net increase in deposits                                              32,858       2,135
Increase/(decrease) in repurchase agreements                            (159)      1,547
Net decrease in short-term borrowings                                (34,182)      8,124
Proceeds from long-term borrowings                                    40,000      20,000
Repayments of long-term borrowings                                   (11,615)    (15,205)
Increase in advance payments by borrowers for taxes and insurance      1,464         983
Cash dividends paid                                                     (768)       (639)
Stock options exercised                                                  194         379
Proceeds from sale of stock through Dividend Reinvestment Plan            71          74
Purchase of treasury stock                                               (28)     (1,265)
                                                                    --------    --------
Net cash provided by financing activities                             27,835      16,133
                                                                    --------    --------
Increase/(decrease) in cash and cash equivalents                      (2,031)        229

Cash and cash equivalents at beginning of period                       9,870       8,831
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  7,839    $  9,060
                                                                    ========    ========

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
  Interest on deposits and other borrowings                         $ 11,278    $  8,442
                                                                    ========    ========
  Income taxes                                                      $    633    $    350
                                                                    ========    ========


See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   Accumulated
                                                                                                      Other
                                               Common     Paid-in      Treasury        Retained   Comprehensive
                                                Stock     Capital        Stock         Earnings       Loss             Total
==============================================================================================================================
Balance at September 30, 2004                   $  32       $ 35,798     $(8,543)      $ 13,595      $ 1,195         $ 42,077
Comprehensive income:
     Net income                                                                           1,969                         1,969
     Other comprehensive loss,
       net of tax of ( $750)                                                                          (1,456)          (1,456)
     Reclassification adjustment,
       net of tax of ($131)                                                                             (256)            (256)
                                                                                                                     --------
Total comprehensive income                                                                                                257

 Cash dividends declared                                                                   (639)                         (639)

Tax benefit realized on stock options
exercised                                                        118                                                      118
Treasury stock purchased - 54,210 shares                                  (1,265)                                      (1,265)
 Sale of stock through Dividend
       Reinvestment Plan                                          74                                                       74

 Stock options exercised                                         379                                                      379
                                                -----       --------     -------       --------      -------         --------
Balance at March 31, 2005                       $  32       $ 36,369     $(9,808)      $ 14,925      $  (517)        $ 41,001
                                                =====       ========     =======       ========      =======         ========

Balance at September 30, 2005                   $  35       $ 44,250     $(9,808)      $  8,486      $  (914)        $ 42,049
Comprehensive income:
     Net income                                                                           1,949                         1,949
     Other comprehensive loss,
        net of tax of ($678)                                                                          (1,316)          (1,316)
     Reclassification adjustment,
        net of tax of ($71)                                                                             (140)            (140)
                                                                                                                     --------
Total comprehensive income                                                                                                493

Cash dividends declared                                                                    (768)                         (768)
Tax benefit on stock options exercised                            35                                                       35

Treasury stock purchased -1,500 shares                                       (28)                                        (28)

 Sale of stock through Dividend
    Reinvestment Plan                                             71                                                       71
Tax benefit realized on stock based
compensation                                                      32                                                       32
Stock Options exercised                             1            193                                                      194
                                                -----       --------     -------       --------      -------         --------
Balance at March 31, 2006                       $  36       $ 44,581     $(9,836)      $  9,667      $(2,370)        $ 42,078
                                                =====       ========     =======       ========      =======         ========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                 MARCH 31, 2006

(1) Consolidation
    -------------

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the "Bank"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2005. The results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006 or any future interim period.

(3) New Accounting Standards
    ------------------------

In March 2004, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. The Company adopted the FSP on January 1, 2006. The adoption did not have a significant impact on our financial position or results of operations.

In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statement No.133 and FASB
Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

 (4) Stock Based Compensation
     ------------------------

On October 1, 2005, the Company adopted SFAS No. 123R, "Share-based Payment". This statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement No. 123, as originally issued. The remaining unrecognized compensation cost relating to non-vested stock based compensation awards at March 31, 2006 is $163,000. The adoption of SFAS No. 123R had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting:

                                                                 Three months ended March 31, 2006
                                                               --------------------------------------
                                                               Using         SFAS
                                                               Previous      123R            As
(Dollars in thousands, except per share data)                  Accounting    Adjustments     Reported
---------------------------------------------                  ----------    -----------     --------
Income before taxes                                            $1,182        $ (16)           $1,166
Income taxes                                                      186           (5)              181
                                                               ------        -----            ------
Net income                                                     $  996        $ (11)           $  985
                                                               ======        =====            ======
Basic earnings per share                                       $  .34        $(.01)           $  .33
                                                               ======        =====            ======
Diluted earnings per share                                     $  .32        $  --            $  .32
                                                               ======        =====            ======

                                                                 Three months ended March 31, 2005
                                                               ---------------------------------------
                                                                                             Pro Forma
                                                                 As         Pro Forma        if under
(Dollars in thousands, except per share data)                  Reported     Adjustments      SFAS 123R
--------------------------------------------                   ---------------------------------------

Income before taxes                                            $1,178        $(138)          $1,040
Income taxes                                                      214          (47)             167
                                                               ------        -----           ------
Net income                                                     $  964        $ (91)          $  873
                                                               ======        =====           ======
Basic earnings per share                                       $  .33        $(.03)          $  .30
                                                               ======        =====           ======
Diluted earnings per share                                     $  .32        $(.03)          $  .29
                                                               ======        =====           ======



                                                                        Six months ended March 31, 2006
                                                                 --------------------------------------------
                                                                      Using            SFAS
                                                                    Previous           123R          As
(Dollars in thousands, except per share data)                      Accounting      Adjustments    Reported
---------------------------------------------                      ----------      -----------    --------
Income before taxes                                              $2,420          $(33)            $2,387
Income taxes                                                        449           (11)               438
                                                                 ------          ----             ------
Net income                                                       $1,971          $(22)            $1,949
                                                                 ======          =====            ======
Basic earnings per share                                         $  .67          $(.01)           $  .66
                                                                 ======          =====            ======
Diluted earnings per share                                       $  .64          $  --            $  .64
                                                                 ======          =====            ======

                                                                       Six months ended March 31, 2005
                                                               -------------------------------------------
                                                                                                 Pro Forma
                                                                    As          Pro Forma         if under
(Dollars in thousands, except per share data)                    Reported      Adjustments       SFAS 123R
---------------------------------------------                    --------      -----------       ---------

Income before taxes                                              $2,424          $(157)            $2,267
Income taxes                                                        455            (53)               402
                                                                 ------          -----             ------
Net income                                                       $1,969          $(104)            $1,865
                                                                 ======          =====             ======
Basic earnings per share                                         $  .67          $(.03)            $  .64
                                                                 ======          =====             ======
Diluted earnings per share                                       $  .64          $(.03)            $  .61
                                                                 ======          =====             ======

As of March 31, 2006, the Company had eight share-based compensation plans, which are described below.

The Company's 2005 Stock-Based Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 165,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market value of the common stock on the date of the grant, the options generally vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of March 31, 2006, 108,100 options remain unawarded.

The Company also maintains the 1993 Employee Stock Compensation Program, the 1993 Directors' Stock Option Plan, and the 1997 Employee Stock Compensation Program, all of which were shareholder approved. At March 31, 2006, no remaining options were available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, had vesting periods from zero to two years, and had contractual terms from seven to ten years. Option awards under these programs provide for accelerated vesting if there is a change in control, as defined in the programs.

The Company also maintains the 1998 Stock Compensation Program, the 2000 Stock Compensation Plan, the 2001 Stock Compensation Plan, and the 2002 Stock Compensation Plan, which provided for the grant of stock options to non-employee directors. At March 31, 2006, no remaining options were available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, were exercisable immediately, and had contractual terms of ten years.

The following table provides information about options outstanding for the six-months ended March 31, 2006:

                                                                                                   Weighted      Weighted
                                                                                                   Average        Average
                                                                                                   Exercise     Grant Date
                                                                              Shares                Price       Fair Value
                                                                           -------------         ----------     -----------
  Options outstanding, beginning of period                                   379,803             $  14.13          $  2.72
  Granted                                                                     41,500                18.90             3.29
  Forfeited                                                                   (3,949)               22.00             4.01
  Exercised                                                                  (21,149)                9.13             1.95
                                                                           ---------             --------          --------
  Options outstanding, end of period                                         396,205             $  14.81          $  2.81
                                                                           =========             ========          ========
  Options exercisable end of period                                          344,438             $  14.14          $  2.72
                                                                           ---------             --------          --------

The following table provides information about unvested options outstanding for the six-months ended March 31, 2006:

                                                                                                                   Weighted
                                                                                                                    Average
                                                                                                                  Grant Date
                                                                                                  Shares          Fair Value
                                                                                                -----------------------------
                                   Unvested options, beginning of period                          25,050               $ 3.79
                                   Granted                                                        41,500                 3.29
                                   Vested                                                        (13,876)                3.85
                                   Forfeited                                                        (907)                3.93
                                                                                                -----------------------------
                                   Unvested options, period end                                   51,767               $ 3.37
                                                                                                =============================

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

                                                                            Three Months Ended March 31,
                                                                        2006                           2005
                                                                        ----                           ----
Proceeds of options exercised                                          $72,724                       $132,200
Related tax benefit recognized                                           6,000                         60,000
Intrinsic value of options exercised                                    64,009                        226,535

                                                                             Six Months Ended March 31,
                                                                        2006                           2005
                                                                        ----                           ----
Proceeds of options exercised                                         $192,978                       $379,027
Related tax benefit recognized                                          35,000                        118,000
Intrinsic value of options exercised                                   233,317                        552,930

The  following  table  provides   information  about  options   outstanding  and
exercisable options at March 31, 2006:

                                                                    Options                                    Exercisable
                                                                  Outstanding                                    Options
                                                                  -----------                                  -----------
        Number                                                      396,205                                      344,438
        Weighted average exercise price                              $14.81                                       $14.14
        Aggregate intrinsic value                                  $1,926,624                                   $1,921,489
        Weighted average contractual term                          5.44 years                                   5.27 years

                                                   Options Outstanding                                 Exercisable Options
                                        ----------------------------------------                --------------------------------
                                                                   Weighted                                             Weighted
                                                                    Average                                             Average
                                                                   Remaining                                            Exercise
                                                                  Contractual                                          Price Per
Exercise price                            Shares                 Life (in yrs)                  Shares                   Share
--------------                            ------                 -------------                  ------                   -----
$7.43-9.04                                 72,636                    3.35                       72,636                   $8.13
$10.70-14.41                              186,016                    5.25                      186,016                   12.91
$18.87-22.91                              137,553                    6.80                       85,786                   21.88
                                          -------                    ----                      -------                  ------
                              Total       396,205                    5.44                      344,438                  $14.14

The fair value for stock options granted during the following periods were determined at the date of grant using a Black Scholes options-pricing model and the following assumptions:

                                                      Three Months Ended
                                                         March 31
                                              ------------------------------
                                                   2006             2005
                                              ------------------------------
Expected average risk-free interest rate          4.12%        3.61-4.29%
Expected average life (in years)                  5.50         5.00-6.00
Expected volatility                              22.43%       19.30-19.50%
Expected dividend yield                           3.81%        2.45-2.84%

                                                      Six Months Ended
                                                         March 31
                                              ------------------------------
                                                   2006             2005
                                              ------------------------------
Expected average risk-free interest rate        4.12 - 4.27%    3.61 - 4.29%
Expected average life (in years)                   5.50         5.00 - 6.00
Expected volatility                            21.73-22.43%    19.30 - 19.50%
Expected dividend yield                         3.61 - 3.81%    2.45 -  2.84%

The expected average risk-free rate is based on the U.S. Treasury yield curve on the day of grant. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical option exercise experience. Expected volatility is based on historical volatilities of the Company's common stock. The expected dividend yield is based on historical information.

(5) Earnings Per Share
    ------------------

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All weighted average share and per share amounts reflect the 10% stock dividend distributed on May 27, 2005. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                                    Three Months Ended        Six Months Ended
                                                                        March 31,                 March 31,
                                                                     2006       2005         2006           2005
                                                                   ------     --------      -------        -------
Numerator:
Net Income                                                         $  985     $    964      $ 1,949        $ 1,969
                                                                   ------     --------      -------        -------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares                                   2,966        2,916        2,959          2,927
Effect of dilutive securities:
  Employee stock options                                              104          132          106            130
                                                                   ------     --------      -------        -------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                                    3,070        3,048        3,065          3,057
                                                                   ------     --------      -------        -------
Basic earnings per share                                           $  .33     $    .33      $   .66        $   .67
                                                                   ------     --------      -------        -------
Diluted earnings per share                                         $  .32     $    .32      $   .64        $   .64
                                                                   ------     --------      -------        -------

(6) Loans Receivable
    ----------------

     Loans receivable are comprised of the following (dollar amounts in thousands):

                                                       March 31,   September 30,
                                                          2006          2005
                                                       ------------------------
First mortgage loans:
               Conventional:
                   1-4 family dwellings                $ 189,662      $ 163,584
                   Multi-family dwellings                  9,679         10,584
               Commercial                                 60,259         49,985
               Construction:
                   Residential                            36,726         28,360
                   Commercial                              7,713          7,764
                                                       ---------      ---------
                                                         304,039        260,277
                                                       ---------      ---------

Less:
               Loans in process                          (14,614)       (23,070)
               Unearned discounts and fees                  (201)          (343)
                                                       ---------      ---------
                                                         289,224        236,864
                                                       ---------      ---------

Installment loans:
               Home equity                                80,378         76,045
               Consumer loans                                836            993
               Other                                       2,788          2,742
                                                       ---------      ---------
                                                          84,002         79,780
                                                       ---------      ---------

Commercial business loans and leases:
               Commercial business loans                  21,698         31,577
               Commercial leases                             310            451
                                                       ---------      ---------
                                                          22,008         32,028
                                                       ---------      ---------

Less:  Allowance for loan losses                          (2,599)        (2,596)
                                                       ---------      ---------

               Loans receivable, net                   $ 392,635      $ 346,076
                                                       ---------      ---------

 (7) Allowance for Loan Losses
     -------------------------

Changes in the allowance for loan losses for the six months ended March 31, 2006 and the fiscal year ended September 30, 2005 are as follows (dollar amounts in thousands):

                                                       March 31,      September 30,
                                                         2006             2005
                                                       -------          -------
Balance at beginning of period                         $ 2,596          $ 2,609
Provision for loan losses                                  125              600
Charge-offs                                               (148)            (670)
Recoveries                                                  26               57
                                                       -------          -------
Balance at end of period                               $ 2,599          $ 2,596
                                                       -------          -------

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

At March 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $859,000 compared to $2.5 million at March 31, 2005. Included in the current amount is $336,000 of impaired loans for which the related allowance for loan losses is $69,000. Impaired loans of $523,000 do not have a related allowance for loan losses as a result of applying impairment tests prescribed under SFAS No. 114. The average recorded investment in impaired loans during the six months ended March 31, 2006 was $1.4 million compared to $2.4 million for the same period in the prior year. For the six months ended March 31, 2006, the Company recognized $12,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $25,000 of income on impaired loans during the six month period ended March 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of integrating newly acquired businesses, the ability to control costs and expenses, and general economic conditions. The Company does not undertake to, and specifically disclaims any obligation to, update any such forward-looking statements.

Fidelity Bancorp, Inc.'s ("Fidelity" or the "Company") business is conducted principally through its wholly-owned subsidiary, Fidelity Bank (the "Bank"). All references to the Company refer collectively to the Company and the Bank, unless the context indicates otherwise.

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

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses, evaluation of investments for other than temporary impairment, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 7 "Allowance for Loan Losses" on page 17 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on page 49 of the Company's September 30, 2005 Consolidated Financial Statements. At least quarterly, management reviews the available for sale portfolio and identifies all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other than temporary. If the security is deemed other than temporarily impaired it is written down to the current market value and a corresponding charge to earning is recognized. The Company did not recognize any other than temporary impairment losses on available for sale securities during the three and six month periods ended March 31, 2005 and 2006. Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation was reflected in net income, for periods ending prior to October 1, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. However, the Company adopted SFAS No. 123R as of October 1, 2005 and stock-based compensation expense is reported in net income. See Note 4 "Stock Based Compensation", of the Notes to Consolidated Financial Statements for information related to the effects on the Company's reported net income and net income per share of applying the fair value recognition provision of the previous SFAS 123 to stock-based compensation. Refer also to Note 13 "Stock Option Plans" on page 31 of the Company's September 30, 2005 Consolidated Financial Statements.

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $31.7 million, or 4.7%, to $709.4 million at March 31, 2006 from $677.8 million at September 30, 2005. Significant changes in individual categories include a decrease in securities held-to-maturity of $8.8 million, a decrease in securities available for sale of $6.1 million, and an increase in net loans of $46.6 million.

Total liabilities of the Company increased $31.6 million, or 5.0%, to $667.4 million at March 31, 2006 from $635.7 million at September 30, 2005. Significant changes include a decrease in short-term borrowings of $34.2 million, an increase in long-term debt of $28.4 million, and an increase in deposits of $32.9 million.

Stockholders' equity increased slightly to $42.1 million at March 31, 2006, compared to $42.0 million at September 30, 2005. This result reflects net income for the six-month period ended March 31, 2006 of $1.95 million, stock options exercised of $194,000, and stock issued under the Dividend Reinvestment Plan of $71,000. Offsetting these increases were common stock cash dividends paid of
$768,000, treasury stock purchased of $28,000, and an increase of the accumulated other comprehensive loss of $1.5 million. Accumulated other comprehensive loss increased from September 30, 2005 as a result of changes in the net unrealized losses on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at March 31, 2006, to be other than temporary. Because of interest rate volatility, the Company's accumulated other comprehensive loss could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of March 31, 2006 and September 30, 2005 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

                                                               March 31,      September 30,
                                                                 2006            2005
                                                                 ----            ----
Non-accrual residential real estate loans
    (one-to-four family)                                       $  575         $  533

Non-accrual construction, multi family
    residential and commercial real estate loans                  130            179

Non-accrual installment loans                                     176            188

Non-accrual commercial business loans                             665          1,419
                                                               ------         ------

Total non-performing loans                                     $1,546         $2,319
                                                               ======         ======

Total non-performing loans as a percent of
    net loans receivable                                          .39%           .67%
                                                               ======         ======

Total foreclosed real estate                                   $  614         $  789
                                                               ======         ======

Total non-performing loans and foreclosed real estate as a
percent of total assets                                           .30%           .46%
                                                               ======         ======

Included in non-performing loans at March 31, 2006 are ten single-family residential real estate loans totaling $575,000, one commercial real estate loan totaling $130,000, twelve home equity and installment loans totaling $176,000, and seven commercial business loans totaling $665,000.

At March 31, 2006, the Company had an allowance for loan losses of $2.6 million or .66% of net loans receivable, as compared to an allowance of $2.6 million or ..75% of net loans receivable at September 30, 2005. The allowance for loan losses equals 168.1% of non-performing loans at March 31, 2006 compared to 111.9% at September 30, 2005. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of March 31, 2006.
Management   has  evaluated   its  entire  loan   portfolio,   including   these
non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 2006 is reasonable. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Six Months Ended March 31, 2006 and 2005
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended March 31, 2006 was $985,000 ($.32 per diluted share) compared to $964,000 ($.32 per diluted share) for the same period in 2005, an increase of $21,000 or 2.2 %. The increase reflects a decrease in the provision for loan losses of $25,000, a decrease in operating expenses of $226,000, or 6.71%, and a decrease in the provision for income taxes of $33,000, or 15.4%. Partially offsetting these factors were a decrease in net interest income of $95,000, or 2.7%, and a decrease in other income of $168,000, or 15.7%.

Net income for the six months ended March 31, 2006 was $1.95 million ($.64 per diluted share) compared to $1.97 million ($.64 per diluted share) for the same period in 2005, a decrease of $20,000 or 1.0%. The decrease reflects a decrease in net interest income of $240,000, or 3.5%, and a decrease in other income of $68,000, or 3.6%. Partially offsetting these factors were a decrease in the provision for loan losses of $75,000, a decrease in operating expenses of $196,000, or 3.1%, and a decrease in the provision for income taxes of $17,000 or 3.7%

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, decreased to 2.01% (annualized) in the three months ended March 31, 2006 from 2.30% (annualized) in the same period in 2005 as a result of the average yield on total interest earning assets increasing less than the average rate paid on interest-bearing liabilities. The following table shows the annualized average yields earned on the Company's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                2006              2005
                                                                                ----              ----
        Average yield on:
          Mortgage loans                                                        5.71%             6.05%
          Mortgage-backed securities                                            4.33              3.97
          Installment loans                                                     6.15              5.83
          Commercial business loans and leases                                 10.44              5.73
          Interest-earning deposits with other institutions,
          investment securities, and FHLB stock (1)                             5.10              4.62
                                                                                ----              ----
          Total interest-earning assets                                         5.55              5.13
                                                                                ----              ----
        Average rates paid on:
          Savings deposits                                                      2.65              2.08
          Borrowed funds                                                        4.82              3.88
                                                                                ----              ----
          Total interest-bearing liabilities                                    3.54              2.83
                                                                                ----              ----
        Average interest rate spread                                            2.01%             2.30%
                                                                                =====             =====
        Net yield on interest-earning assets                                    2.15%             2.39%
                                                                                =====             =====

     (1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

The Company's tax-equivalent interest rate spread decreased to 2.05% (annualized) in the six months ended March 31, 2006 from 2.31% (annualized) in the same period in fiscal 2005 as a result of the average yield on total interest earning assets increasing more than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Company's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                                   Six Months Ended
                                                                                       March 31,
                                                                                2006              2005
                                                                                ----              ----
        Average yield on:
          Mortgage loans                                                        5.79%             6.04%
          Mortgage-backed securities                                            4.25              3.93
          Installment loans                                                     6.15              5.83
          Commercial business loans and leases                                  8.76              6.01
          Interest-earning deposits with other institutions,
          investment securities, and FHLB stock (1)                             5.00              4.59
                                                                                ----              ----
          Total interest-earning assets                                         5.48              5.11
                                                                                ----              ----
        Average rates paid on:
          Savings deposits                                                      2.53              2.06
          Borrowed funds                                                        4.70              3.82
                                                                                ----              ----
          Total interest-bearing liabilities                                    3.43              2.80
                                                                                ----              ----
        Average interest rate spread                                            2.05%             2.31%
                                                                                =====             =====
        Net yield on interest-earning assets                                    2.15%             2.39%
                                                                                =====             =====

     (1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $1.4 million or 30.9% to $5.9 million for the three months ended March 31, 2006, compared to the same period in 2005. Interest on loans increased $2.4 million or 27.1% to $11.4 million for the six months ended March 31, 2006. The increase for both periods reflects an increase in the average loan balance outstanding during 2006 as well as an increase in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities decreased $85,000 or 6.13% to $1.3 million for the three months ended March 31, 2006, compared to the same period in 2005. Interest on mortgage-backed securities decreased $113,000 or 4.1% to $2.6 million for the six months ended March 31, 2006. The decrease for both periods reflects a decrease in the average balance of mortgage-backed securities owned in the period partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities increased $78,000 or 4.2% to $1.9 million for the three months ended March 31, 2006, as compared to the same period in 2005. Interest on interest-bearing demand deposits with other institutions and investment securities increased $126,000 or 3.4% to $3.8 million for the six months ended March 31, 2006, as compared to the same period in 2005. The increase for both periods reflects a decrease in the average balance in the portfolio partially offset by an increase in the yield earned on these investments.

Interest Expense
----------------

Interest on deposits increased $672,000 or 36.3% to $2.5 million for the three-month period ended March 31, 2006, as compared to the same period in 2005. Interest on deposits increased $1.1 million or 29.1% to $4.8 million for the six-month period ended March 31, 2006, as compared to the same period in 2005. The increase for both periods reflects an increase in the average balance of deposits as well as an increase in the average cost of the deposits.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, securities sold under agreement to repurchase, fed funds purchased, and treasury, tax and loan notes, increased $821,000 to $1.4 million for the three-month period ended March 31, 2006, as compared to the same period in fiscal 2005. Interest on short-term borrowings increased $1.7 million to $2.6 million for the six month period ended March 31, 2006. The increase for both periods reflects an increase in the average balance of these borrowings, as well as an increase in the average cost of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, and structured repurchase agreements decreased $63,000 to $1.6 million for the three months ended March 31, 2006 as compared to the same period in fiscal 2005. Interest on long-term debt decreased $163,000 to $3.3 million for the six months ended March 31, 2006 as compared to the same period in fiscal 2005. The decrease for both periods reflects a decrease in the average balance of the debt, partially offset by an increase in the average cost of the debt.

Interest on subordinated debt increased $51,000 for the three months ended March 31, 2006, as compared to the same period in 2005. Interest on subordinated debt increased $103,000 for the six months ended March 31, 2006. The increase for both periods reflects an increase in the average cost of these debentures while the average balance remained unchanged.

Net Interest Income
-------------------

The Company's net interest income decreased $95,000 or 2.7% to $3.4 million, for the three month period ended March 31, 2006, as compared to the same period in 2005. The Company's net interest income decreased $240,000 or 3.5% to $6.7 million, for the six months ended March 31, 2006, as compared to the same period in 2005. The decrease in both periods is attributable to a decreased interest rate spread, partially offset by an increase in net interest-earning assets.

Provision for Loan Losses
-------------------------

There was no provision for loan losses for the three-month period ended March 31, 2006, as compared to $25,000 for the same period in 2005. At March 31, 2006, the allowance for loan losses remained relatively unchanged from September 30, 2005 at $2.60 million. Net loan charge-offs were $74,000 and $129,000 for the three months ended March 31, 2006 and 2005, respectively. Net loan charge-offs were $122,000 and $365,000 for the six months ended March 31, 2006 and 2005, respectively.

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

Other Income
------------

Total non-interest or other income decreased $168,000 or 15.7% to $903,000 and decreased $68,000 or 3.6% to $1.8 million for the three and six month periods ended March 31, 2006, respectively, as compared to the same periods in 2005. Decreases in other income primarily relate to a decrease in the realized gains on sales of securities, partially offset by an increase in other income.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, decreased $8,000 or 11.6% to $61,000, and decreased $28,000 or 16.9% to $138,000 for the three and six month periods ended March 31, 2006, respectively, as compared to the same periods in 2005. The decrease in both periods is primarily attributed to a decrease in title insurance fees partially offset by an increase in late charges on loans.

Net realized gains on the sales of securities were $71,000 and $211,000 for the three and six month periods ended March 31, 2006, respectively, as compared to realized gains of $348,000 and $430,000 in the same periods in fiscal 2005. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gains on the sale of loans were $5,000 and $18,000 for the three and six month periods ended March 31, 2006, respectively, as compared to gains of $10,000 and $15,000 for the same periods in fiscal 2005. The six-month period ended March 31, 2006 results include the sale of approximately $1.6 million of fixed rate, single-family mortgage loans, compared to $887,000 of similar loan sales during the prior fiscal period.

Deposit service charges and fees increased $28,000 or 9.0% and $34,000 or 5.1% for the three and six month periods ended March 31, 2006, respectively, as compared to the same periods in fiscal 2005. The increase in both periods is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts partially offset by a decrease in the service charges assessed on checking accounts.

Operating Expenses
------------------

Total operating expenses for the three-month period ended March 31, 2006 totaled $3.1 million compared to $3.4 million for the same period in 2005. Total operating expenses for the six month period ended March 31, 2006 totaled $6.0 million compared to $6.2 million for the same period in fiscal 2005. The decrease for both periods is due primarily to a $430,000 loss incurred in March 2005 in connection with a check kiting fraud attributed to one business customer. The customer was unable to provide restitution or adequate collateral at that time; however, as of March 31, 2006 approximately $18,000 has been recovered.

Compensation and benefits expense was $2.0 million for the three month period ended March 31, 2006 compared to $1.8 million for the same period in 2005. Compensation and benefits expense was $3.9 million for the six month period ended March 31, 2006 compared to $3.6 million for the same period in 2005. The increase in both periods is due primarily to normal salary increases for employees, increases in the cost of health insurance, and an increase in Directors' fees associated with the addition of two new directors. The Company's adoption of SFAS 123R resulted in the recognition of $16,000 and $33,000 of additional expense related to the vesting of options during the three and six-months ended March 31, 2006, respectively.

Office occupancy and equipment expense was $333,000 for the three-month period ended March 31, 2006, as compared to $278,000 for the same period in 2005. Office occupancy and equipment expense was $591,000 and $535,000, for the six-month periods ended March 31, 2006 and 2005, respectively. The increase in both periods is primarily attributed to an increase in rent expense associated with the Bank's Loan Center at 1014 Perry Highway, as well as an increase in utilities expense associated with higher energy costs. The Company expects increased office occupancy and equipment expense upon the completion of the construction of its new Carnegie location. The anticipated completion of the new facility is May 2006.

Losses on the sales of foreclosed real estate during the three and six-month periods ended March 31, 2006 were $15,000, compared to losses of $34,000 and $72,000 for the same periods in 2005, respectively. Foreclosed real estate expense was $84,000 for the three-month period ended March 31, 2006, as compared to $29,000 for the same period in 2005, and $89,000 for the six-month period ended March 31, 2006, as compared to $10,000 for the same period in 2005. The results reflect the costs associated with the holding and disposition of properties during the periods. At March 31, 2006, the Bank had 14 single-family residential properties, twelve of which were owned by the same borrower as investment properties, and one commercial real estate property classified as foreclosed real estate.

Other operating expenses were $554,000 for the three month period ended March 31, 2006 compared to $584,000 for the same period in 2005. Other operating expenses were $1.1 million for the six month period ended March 31, 2006 compared to $1.2 million for the six month period ended March 31, 2005. The decrease in both periods is attributed to a decrease in consulting fees and a decrease in ATM expenses, partially offset by an increase in the service charges on the Company's bank accounts.

Income Taxes
------------

Total income tax expense for the three-month period ended March 31, 2006 was $181,000 compared to $214,000 for the same 2005 period. The effective tax rates for the three-month periods ended March 31, 2006 and 2005 were approximately 15.5% and 18.2%, respectively. Total income tax expense for the six-month period ended March 31, 2006 was $438,000 compared to $455,000 for the same fiscal 2005 period. The effective tax rates for the six-month periods ended March 31, 2006 and 2005 were approximately 18.3% and 18.8%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended March 31, 2006 was $2.0 million and $465,000, respectively, compared to $2.1 million and $427,000, respectively, for the three-month period ended March 31, 2005. State and federal tax-exempt income for the six-month period ended March 31, 2006 was $3.9 million and $916,000, respectively, compared to $4.0 million and $856,000, respectively, for the six-month period ended March 31, 2005.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2003. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2006, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.05% and total risk-based capital as a percentage of risk-weighted assets of 12.65%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2006, the Company had a Leverage Ratio of 7.47%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2006, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.32% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2006, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 10.26%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2006, the total of approved loan commitments amounted to $6.8 million. In addition, the Company had $14.6 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $88.8 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                                        March 31,        September 30,
                                                                          2006               2005
                                                                          ----               ----
                                                                                (in thousands)
         Commitments to grant loans                                    $    6,819           $ 1,369
         Unfunded commitments under lines of credit                        40,892            39,414
         Financial and performance standby letters of credit                  205               295

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2006 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as
          Exhibit 13 to the Form 10-K for September 30, 2005.

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

Item 1A. Risk Factors

         Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------
                                                      Total Number of              Maximum Number (or
                      Total                           Shares (or Units)          Approximate Dollar Value)
                    Number of       Average           Purchased as Part          of Shares (or Units) that
                    Shares (or      Price Paid          of Publicly                May Yet Be Purchased
                      Units)        per Share        Announced Plans or             Under the Plans or
     Period         Purchased        Unit)              Programs *                      or Programs
-----------------------------------------------------------------------------------------------------------
January                 -              $-                   -                           147,284
1-31, 2006
-----------------------------------------------------------------------------------------------------------

February 1-28,          -              $-                   -                           147,284
2006
-----------------------------------------------------------------------------------------------------------

March                 1,500          $19.06               1,500                         145,784
1-31, 2006
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                      1,500          $19.06               1,500                         145,784
Total
-----------------------------------------------------------------------------------------------------------

* On October 19, 2005, the Registrant announced a stock repurchase plan for up to 5% of shares outstanding, or 147,000 shares.

Item 3.  Defaults Upon Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         On  February  14,  2006,   the  Company  held  its  annual  meeting  of
         stockholders and the following was the only item presented:

         Election of Director Donald J. Huber, Director Christopher S. Green, Director Richard G. Spencer, and Director Joanne Ross Wilder as Directors of the Company. Director Huber received 2,409,924 votes in favor and 296,561 votes withheld; Director Green received 2,409,943 votes in favor and 296,542 votes withheld; Director Spencer received 2,386,835 votes in favor and 319,650 votes withheld; and Director Wilder received 2,407,913 votes in favor and 298,572 votes withheld. Director Huber was elected for a one-year term expiring in February 2007. Director Green, Director Spencer, and Director Wilder were all elected for a three-year term that expires in February 2009. There were no abstentions or broker non-votes.

Item 5.  Other Information

         (a) Not applicable.

         (b) Not applicable.

Item 6.  Exhibits

         The following exhibits are filed as part of this Report.

3.1        Articles of Incorporation (1)
3.2        Amended Bylaws (2)
4.1        Rights Agreement dated June 30, 2003 between Fidelity Bancorp, Inc. and Registrar and
           Transfer Company (3)
4.2        Amendment No. 1 to Rights Agreement (4)
4.3*       Indenture, dated as of September 26, 2002, between Fidelity Bancorp, Inc. and State Street
           Bank and Trust Company of Connecticut, National Association
4.4*       Amended and Restated Declaration of Trust, dated as of September 26, 2002, by and among
           State Street Bank and Trust Company, National Association, as Institutional Trustee, Fidelity
           Bancorp, Inc., as Sponsor and William L. Windisch, Richard G. Spencer and Lisa L. Griffith,
           as Administrators.
4.5*       Guarantee Agreement, as dated as of September 26, 2002, by and between Fidelity Bancorp,
           Inc. and State Street Bank and Trust Company of Connecticut, National Association.
10.1       Employee Stock Ownership Plan, as amended (1)
10.2       1988 Employee Stock Compensation Program (1)
10.3       1993 Employee Stock Compensation Program (5)
10.4       1997 Employee Stock Compensation Program (6)
10.5       1993 Directors' Stock Option Plan (5)
10.6       1998 Group Term Replacement Plan (7)



10.7       1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the
           Company and the Bank (7)
10.8       1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)
10.9       1998 Salary Continuation Plan Agreement by and between M.A.  Mooney, the Company and the Bank (7)
10.10      Salary Continuation Plan Agreement with Lisa L. Griffith (2)
10.11      1998 Stock Compensation Plan (8)
10.12      2000 Stock Compensation Plan (9)
10.13      2001 Stock Compensation Plan (10)
10.14      2002 Stock Compensation Plan (11)
10.15      2005 Stock-Based Incentive Plan (12)
20.1       Dividend Reinvestment Plan (13)
31.1       Section 302 Certification of Chief Executive Officer
31.2       Section 302 Certification of Chief Financial Officer
32         Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

* Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 2003.
(3)  Incorporated by reference from Form 8-A filed June 30, 2003.
(4) Incorporated by reference to exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed March 17, 2005.
(5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(6) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(7) Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 1998.
(8) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(9) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
(10) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 29, 2002.
(11) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on February 26, 2003.
(12) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 7, 2005.
(13) Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 14, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              FIDELITY BANCORP, INC.



Date:   May 15, 2006          By: /s/ Richard G. Spencer
                                  ----------------------------------------------
                                  Richard G. Spencer
                                  President and Chief Executive Officer


Date:   May 15, 2006          By: /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer