Form 10-Q
period 2006-06-30
FIDELITY BANCORP INC
filed 2006-08-14
CIK 769207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006
                                    -------------

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).: [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,953,419 shares, par value $0.01, at July 31, 2006
---------------------------------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                                                                 Page
------------------------------                                                                                 ----
Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of June 30, 2006 and                             3
               September 30, 2005

               Consolidated Statements of Income for the Three and Nine Months Ended                              4
               June 30, 2006 and 2005

               Consolidated Statements of Cash Flows for the Nine Months Ended                                  5-6
               June 30, 2006 and 2005

               Consolidated  Statements of Changes in Stockholders' Equity for the Nine Months
               Ended June 30, 2006 and 2005                                                                       7

               Notes to Consolidated Financial Statements                                                         8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations             17

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        28

Item 4.        Controls and Procedures                                                                           28


Part II - Other Information
---------------------------

Item l.        Legal Proceedings                                                                                 29

Item lA        Risk Factors                                                                                      29

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                                       29


Item 3.        Defaults Upon Senior Securities                                                                   29

Item 4.        Submission of Matters to a Vote of Security Holders                                               29

Item 5.        Other Information                                                                                 29

Item 6.        Exhibits                                                                                       30-31

Signatures                                                                                                       32

Part I - Financial Information
Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                           June 30,     September 30,
              Assets                                         2006           2005
              ------                                         ----           ----

Cash and due from banks                                    $   9,293    $   9,234
Interest-bearing demand deposits with other institutions         380          636
                                                           ---------    ---------
    Cash and Cash Equivalents                                  9,673        9,870

Securities available-for-sale                                171,622      182,157
  (amortized cost of $176,203 and $183,542)
Securities held-to-maturity                                   94,146      105,316
  (fair value of $91,787 and $104,962)
Loans held for sale                                                -          248
Loans receivable, net of allowance of $2,632 and $2,596      419,072      346,076
Foreclosed real estate, net                                      423          789
Restricted investments in bank stock, at cost                 10,325       12,215
Office premises and equipment, net                             5,623        5,126
Accrued interest receivable                                    3,437        3,113
Other assets                                                  13,792       12,869
                                                           ---------    ---------
       Total Assets                                        $ 728,113    $ 677,779
                                                           =========    =========

      Liabilities and Stockholders' Equity
      ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                 $  34,379    $  32,415
      Interest bearing                                       385,537      334,397
                                                           ---------    ---------
       Total Deposits                                        419,916      366,812

   Short-term borrowings                                      69,913      111,141
   Subordinated debt                                          10,310       10,310
   Securities sold under agreement to repurchase               9,282        6,674
   Advance payments by borrowers for taxes and insurance       3,759        1,425
   Other liabilities                                           3,888        3,333
   Long-term debt                                            169,360      136,035
                                                           ---------    ---------
       Total Liabilities                                     686,428      635,730
                                                           ---------    ---------

Stockholders' equity:
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 3,562,151
      and 3,533,632 shares issued, respectively                   36           35
   Paid-in capital                                            44,654       44,250
   Retained earnings                                          10,223        8,486
   Accumulated other comprehensive loss                       (3,023)        (914)
   Treasury stock, at cost - 609,029 and 587,955 shares      (10,205)      (9,808)
                                                           ---------    ---------
       Total Stockholders' Equity                             41,685       42,049
                                                           ---------    ---------
       Total Liabilities and Stockholders' Equity          $ 728,113    $ 677,779
                                                           =========    =========


See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                      Three Months Ended       Nine Months Ended
                                                           June 30,               June 30,
                                                           --------               --------
                                                         2006      2005        2006        2005
                                                      --------   --------    --------   --------
Interest income:
   Loans                                              $  6,255   $  4,779    $ 17,634   $ 13,729
   Mortgage-backed securities                            1,258      1,358       3,882      4,096
   Investment securities - taxable                       1,534      1,401       4,296      4,124
   Investment securities - tax-exempt                      515        463       1,539      1,410
   Other                                                     5          2          18          5
                                                      --------   --------    --------   --------
      Total interest income                              9,567      8,003      27,369     23,364
                                                      --------   --------    --------   --------

Interest expense:
   Deposits                                              2,958      1,966       7,727      5,659
   Short-term borrowings                                 1,144        668       3,772      1,631
   Long-term debt                                        1,848      1,723       5,134      5,172
   Subordinated debt                                       221        172         627        474
                                                      --------   --------    --------   --------
      Total interest expense                             6,171      4,529      17,260     12,936
                                                      --------   --------    --------   --------

Net interest income                                      3,396      3,474      10,109     10,428

Provision for loan losses                                  125        225         250        425
                                                      --------   --------    --------   --------

Net interest income after provision for loan losses      3,271      3,249       9,859     10,003
                                                      --------   --------    --------   --------

Other income:
   Loan service charges and fees                            77        101         216        267
   Realized gain on sales of securities, net               130         79         341        510
   Writedown of securities                                   -          -           -        (43)
   Gain on sales of loans                                   11         11          29         25
   Deposit service charges and fees                        333        351       1,023      1,017
   Other                                                   380        398       1,167      1,076
                                                      --------   --------    --------   --------
      Total other income                                   931        940       2,776      2,852
                                                      --------   --------    --------   --------

Operating expenses:
   Compensation and benefits                             1,977      1,917       5,838      5,555
   Office occupancy and equipment expense                  259        266         849        802
   Depreciation and amortization                           156        179         501        549
   Loss/(Gain) on sales of foreclosed real estate           22        (10)         37         92
   Foreclosed real estate expense                           42         23         131          4
   Amortization of intangible assets                        11         11          31         35
   Loss on customer fraud                                    -          -           -        430
   Other                                                   532        562       1,658      1,723
                                                      --------   --------    --------   --------
      Total operating expenses                           2,999      2,948       9,045      9,190
                                                      --------   --------    --------   --------

Income before income tax provision                       1,203      1,241       3,590      3,665
Income tax provision                                       234        300         672        755
                                                      --------   --------    --------   --------
Net income                                            $    969   $    941    $  2,918   $  2,910
                                                      ========   ========    ========   ========
Basic earnings per common share                       $    .33   $    .32    $    .99   $    .99
                                                      ========   ========    ========   ========
Diluted earnings per common share                     $    .32   $    .31    $    .95   $    .95
                                                      ========   ========    ========   ========
Dividends per common share                            $    .14   $    .13    $    .38   $    .35
                                                      ========   ========    ========   ========


See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                                 (in thousands)

                                                                      Nine Months Ended June 30,
                                                                         2006         2005
                                                                       --------    --------
Operating Activities:
---------------------
     Net income                                                        $  2,918    $  2,910
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                          250         425
         Loss on sales of foreclosed real estate                             37          92
         Provision for depreciation and amortization                        501         549
         Deferred loan fee amortization                                     (73)       (153)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                           418         550
         Amortization of intangibles                                         31          35
         Loss on customer fraud                                               -         430
         Net gain on sale of securities                                    (341)       (510)
         Writedown of securities                                              -          43
         Net gain on sale of loans                                          (29)        (25)
         Origination of loans held-for-sale                              (2,347)     (1,599)
         Proceeds from sale of loans held-for-sale                        2,624       1,689
         Increase in accrued interest receivable                           (332)       (224)
         Decrease in prepaid income taxes                                   150         311
         Decrease in interest payable                                      (252)        (24)
         Increase in cash surrender value of life insurance policies       (145)       (148)
         Contribution to ESOP                                              (240)       (235)
         Other changes, net                                               1,101        (186)
                                                                       --------    --------
     Net cash provided by operating activities                            4,271       3,930
                                                                       --------    --------

Investing Activities:
---------------------
     Proceeds from sales of securities available-for-sale                10,925       5,096
     Proceeds from maturities and principal repayments of
        securities available-for-sale                                    15,815      31,846
     Purchases of securities available-for-sale                         (19,173)    (42,878)
     Purchases of securities held-to-maturity                                 -     (16,671)
     Proceeds from maturities and principal repayments of
        securities held-to-maturity                                      11,046      14,024
     Net increase in loans                                              (73,173)    (35,713)
     Proceeds from sale of foreclosed real estate                           220         479
     (Purchase)redemption of FHLB stock                                   1,890      (1,098)
     Additions to office premises and equipment                          (1,012)       (593)
     Proceeds from sales of office premises and equipment                    24           -
                                                                       --------    --------
     Net cash used in investing activities                              (53,438)    (45,508)
                                                                       --------    --------


Continued on page 6.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D.)
           -------------------------------------------------
                                 (in thousands)

                                                                          Nine Months Ended June 30,
                                                                              2006        2005
                                                                              ----        ----
Financing Activities:
---------------------
Net increase in deposits                                                     53,104       7,204
Increase in repurchase agreements                                             2,608       2,850
Net increase(decrease) in short-term borrowings                             (41,228)     26,535
Proceeds from long-term borrowings                                           60,000      20,000
Repayments of long-term borrowings                                          (26,675)    (16,700)
Increase in advance payments by borrowers for taxes and insurance             2,334       1,873
Cash dividends paid                                                          (1,181)     (1,022)
Stock options exercised                                                         209         402
Proceeds from sale of stock through Dividend Reinvestment Plan                  110         114
Tax benefit realized on stock based compensation                                 86         118
Purchase of treasury stock                                                     (397)     (1,265)
                                                                           --------    --------

Net cash provided by financing activities                                    48,970      40,109
                                                                           --------    --------

Decrease in cash and cash equivalents                                          (197)     (1,469)

Cash and cash equivalents at beginning of period                              9,870       8,831
                                                                           --------    --------

Cash and cash equivalents at end of period                                 $  9,673    $  7,362
                                                                           ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                                $ 17,512    $ 12,960
                                                                           ========    ========

  Income taxes                                                             $    633    $    350
                                                                           ========    ========

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

Transfer of loans to foreclosed real estate                                $      -    $    237
                                                                           ========    ========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   Accumulated
                                                                                                      Other
                                                Common       Paid-in      Treasury    Retained    Comprehensive
                                                 Stock       Capital       Stock      Earnings    Income (Loss)       Total
=============================================================================================================================
Balance at September 30, 2004                    $  32     $ 35,798     $(8,543)      $ 13,595      $  1,195        $ 42,077
Comprehensive income:
     Net income                                                                          2,910                         2,910
     Other comprehensive loss,
       net of tax of ($380)                                                                             (738)           (738)
     Reclassification adjustment,
       net of tax of ($159)                                                                             (308)           (308)
                                                                                                                    --------
Total comprehensive income                                                                                             1,864

Cash dividends declared                                                                 (1,022)                       (1,022)

10% stock dividend distribution                      3        7,577                     (7,580)                            -
Tax benefit realized on stock options
   exercised                                                    118                                                      118
Treasury stock purchased - 54,210 shares                                 (1,265)                                      (1,265)
Sale of stock through Dividend
   Reinvestment Plan                                            114                                                      114

Stock options exercised                                         402                                                      402
                                                 -----     --------    --------       --------      --------        --------
Balance at June 30, 2005                         $  35     $ 44,009    $ (9,808)      $  7,903      $    149        $ 42,288
                                                 =====     ========    ========       ========      ========        ========

Balance at September 30, 2005                    $  35     $ 44,250    $ (9,808)      $  8,486      $   (914)       $ 42,049

Comprehensive income:
     Net income                                                                          2,918                         2,918
     Other comprehensive loss,
        net of tax of ($970)                                                                          (1,884)         (1,884)
     Reclassification adjustment,
        net of tax of ($116)                                                                            (225)           (225)
                                                                                                                    --------
Total comprehensive income                                                                                               809

Cash dividends declared                                                                 (1,181)                       (1,181)


Treasury stock purchased - 21,074
   shares                                                                  (397)                                        (397)

Sale of stock through Dividend
   Reinvestment Plan                                            110                                                      110
Tax benefit realized on stock based
  compensation                                                   86                                                       86

Stock options exercised                              1          208                                                      209
                                                 -----     --------    --------       --------      --------        --------
Balance at June 30, 2006                         $  36     $ 44,654    $(10,205)      $ 10,223      $ (3,023)       $ 41,685
                                                 =====     ========    ========       ========      ========        ========


See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                  JUNE 30, 2006

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the "Bank"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2005. The results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006 or any future interim period.

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation format. These reclassifications had no effect on net income.

(3) New Accounting Standards
    ------------------------

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

(4) Stock Based Compensation
    ------------------------

On October 1, 2005, the Company adopted SFAS No. 123R, "Share-based Payment". This statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement No. 123, as originally issued. The remaining unrecognized compensation cost relating to non-vested stock based compensation awards at June 30, 2006 is $149,000. The adoption of SFAS No. 123R had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting:

                                                                  Three months ended June 30, 2006
                                                               ---------------------------------------
                                                               Using         SFAS
                                                               Previous      123R            As
(Dollars in thousands, except per share data)                  Accounting    Adjustments     Reported
---------------------------------------------                  ---------------------------------------
Income before taxes                                            $ 1,219        $(16)           $1,203
Income taxes                                                       239          (5)              234
                                                               -------        ----            ------
Net income                                                     $   980       $ (11)           $  969
                                                               =======       =====            ======
Basic earnings per share                                       $   .33       $  --            $  .33
                                                               =======       =====            ======
Diluted earnings per share                                     $   .32       $  --            $  .32
                                                               =======       =====            ======

                                                                  Three months ended June 30, 2005
                                                               ----------------------------------------
                                                                                             Pro Forma
                                                               As            Pro Forma       if under
(Dollars in thousands, except per share data)                  Reported      Adjustments     SFAS 123R
---------------------------------------------                  ----------------------------------------

Income before taxes                                            $1,241        $(16)           $1,225
Income taxes                                                      300          (5)              295
                                                               ------        ----            ------
Net income                                                     $  941       $ (11)           $  930
                                                               ======        ====            ======
Basic earnings per share                                       $  .32       $  --            $  .32
                                                               ======        ====            ======
Diluted earnings per share                                     $  .31       $  --            $  .31
                                                               ======        ====            ======


                                                                        Nine months ended June 30, 2006
                                                                 ------------------------------------------
                                                                 Using           SFAS
                                                                 Previous        123R             As
(Dollars in thousands, except per share data)                    Accounting      Adjustments      Reported
--------------------------------------------                     ------------------------------------------
Income before taxes                                              $3,639          $ (49)            $3,590
Income taxes                                                        689            (17)               672
                                                                 ------          -----             ------
Net income                                                       $2,950          $ (32)            $2,918
                                                                 ======          =====             ======
Basic earnings per share                                         $ 1.00          $(.01)            $  .99
                                                                 ======          =====             ======
Diluted earnings per share                                       $  .96          $(.01)            $  .95
                                                                 ======          =====             ======

                                                                       Nine months ended June 30, 2005
                                                               ------------------------------------------
                                                                                              Pro Forma
                                                               As           Pro Forma         if under
(Dollars in thousands, except per share data)                  Reported     Adjustments       SFAS 123R
---------------------------------------------------------------------------------------------------------
Income before taxes                                            $3,665       $(174)            $3,491
Income taxes                                                      755         (59)               696
                                                               ------       -----             ------
Net income                                                     $2,910       $(115)            $2,795
                                                               ======       =====             ======
Basic earnings per share                                       $  .99       $(.04)            $  .95
                                                               ======       =====             ======
Diluted earnings per share                                     $  .95       $(.04)            $  .91
                                                               ======       =====             ======

As of June 30, 2006, the Company had eight share-based compensation plans, which are described below.

The Company's 2005 Stock-Based Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 165,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market value of the common stock on the date of the grant, the options generally vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of June 30, 2006, 108,100 options remain unawarded.

The Company also maintains the 1993 Employee Stock Compensation Program, the 1993 Directors' Stock Option Plan, and the 1997 Employee Stock Compensation Program, all of which were shareholder approved. At June 30, 2006, no remaining options were available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, had vesting periods from zero to two years, and had contractual terms from seven to ten years. Option awards under these programs provide for accelerated vesting if there is a change in control, as defined in the programs.

The Company also maintains the 1998 Stock Compensation Program, the 2000 Stock Compensation Plan, the 2001 Stock Compensation Plan, and the 2002 Stock Compensation Plan, which provided for the grant of stock options to non-employee directors. At June 30, 2006, no remaining options were available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, were exercisable immediately, and had contractual terms of ten years.

The following table provides information about options outstanding for the nine-months ended June 30, 2006:

                                                                                                   Weighted           Weighted
                                                                                                   Average             Average
                                                                                                   Exercise          Grant Date
                                                                           Shares                   Price            Fair Value
                                                                      ------------------         -----------------------------------
  Options outstanding, beginning of period                                379,803                   $14.13            $2.72
  Granted                                                                  41,500                    18.90             3.35
  Forfeited                                                                (3,961)                   22.00             4.01
  Exercised                                                               (22,782)                    9.14             1.95
                                                                      -----------                   ------            -----
  Options outstanding, end of period                                      394,560                   $14.84            $2.82
                                                                      ===========                   ======            =====
  Options exercisable end of period                                       342,793                   $14.16            $2.73
                                                                      -----------                   ------            -----


The following table provides information about unvested options outstanding for the nine-months ended June 30, 2006:

                                                                                 Weighted
                                                                                  Average
                                                                                 Grant Date
                                                                 Shares          Fair Value
                                                       ------------------------------------
  Unvested options, beginning of period                          25,050            $ 3.79
  Granted                                                        41,500              3.35
  Vested                                                        (13,876)             3.85
  Forfeited                                                      (907)               3.93
                                                       ----------------------------------
  Unvested options, period end                                   51,767            $ 3.37
                                                       ==================================

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

                                                      Three Months Ended June 30,
                                                    2006                     2005
                                                    ----                     ----
Proceeds of options exercised                      $15,300                  $24,746
Related tax benefit recognized                       3,470                    7,437
Intrinsic value of options exercised                15,677                   21,854
                                                      Nine Months Ended June 30,
                                                    2006                     2005
                                                    ----                     ----
Proceeds of options exercised                     $208,278                  $403,773
Related tax benefit recognized                       37,312                  118,680
Intrinsic value of options exercised                238,994                  534,784

The  following  table  provides   information  about  options   outstanding  and
exercisable options at June 30, 2006:

                                                                    Options                                    Exercisable
                                                                  Outstanding                                    Options
                                                   -------------------------------- -------------------------------------------
        Number                                                      394,560                                      342,793
        Weighted average exercise price                              $14.84                                       $14.16
        Aggregate intrinsic value                                  $2,103,835                                   $2,072,825
        Weighted average contractual term                          5.20 years                                   5.03 years


                                                   Options Outstanding                                 Exercisable Options
                                                  -------------------------- --------------------------------------------------
                                                                   Weighted                                             Weighted
                                                                    Average                                             Average
                                                                   Remaining                                            Exercise
                                                                  Contractual                                          Price Per
Exercise price                            Shares                 Life (in yrs)                  Shares                   Share
----------------------------------------------------------------------------- --------------------------------------------------
$7.43-9.04                                 71,905                    3.09                       71,905                   $8.14
$10.70-14.41                              185,114                    5.01                      185,114                   12.92
$18.87-22.91                              137,541                    6.55                       85,774                   21.88
                                   ----------------------------------------------------------------------------------------------

                              Total       394,560                    5.20                      342,793                   $14.16


The fair value for stock options granted during the following periods were determined at the date of grant using a Black Scholes options-pricing model and the following assumptions:

                                                         Three Months Ended
                                                               June 30
                                                  ----------------------------
                                                         2006          2005
                                                  ----------------------------
Expected average risk-free interest rate                   -             -
Expected average life (in years)                           -             -
Expected volatility                                        -             -
Expected dividend yield                                    -             -


                                                        Nine Months Ended
                                                             June 30
                                                  ----------------------------
                                                         2006          2005
                                                  ----------------------------
Expected average risk-free interest rate            4.23-4.43%      3.61-4.29%
Expected average life (in years)                      5.50          5.00-6.00
Expected volatility                               22.20-22.75%     19.30-19.50%
Expected dividend yield                            3.61-3.81%       2.45-2.84%

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

                                               Three Months Ended     Nine Months Ended
                                                    June 30,                  June 30,
                                                2006         2005         2006         2005
                                               ---------------------------------------------

Numerator:
Net Income                                     $  969       $  941       $2,918       $2,910
                                               ------       ------       ------       ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares               2,960        2,925        2,958        2,926
Effect of dilutive securities:
  Employee stock options                           99          130          102          130
                                               ------       ------       ------       ------
Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                3,059        3,055        3,060        3,056
                                               ------       ------       ------       ------
Basic earnings per share                       $  .33       $  .32       $  .99       $  .99
                                               ------       ------       ------       ------
Diluted earnings per share                     $  .32       $  .31       $  .95       $  .95
                                               ------       ------       ------       ------

(6) Loans Receivable
    ----------------

     Loans receivable are comprised of the following (dollar amounts in thousands):

                                                       June 30,      September 30,
                                                         2006           2005
                                                       ---------      ---------
First mortgage loans:
               Conventional:
                   1-4 family dwellings                $ 187,475      $ 156,889
                   Multi-family dwellings                    263            275
               Commercial                                 68,706         67,889
               Construction:
                   Residential                            38,000         24,060
                   Commercial                             15,966         11,164
                                                       ---------      ---------
                                                         310,410        260,277
                                                       ---------      ---------
Less:
               Loans in process                          (14,539)       (23,070)
               Unearned discounts and fees                   (93)          (343)
                                                       ---------      ---------
                                                         295,778        236,864
                                                       ---------      ---------
Installment loans:
               Home equity                                87,264         76,045
               Consumer loans                                652            993
               Other                                       2,606          2,742
                                                       ---------      ---------
                                                          90,522         79,780
                                                       ---------      ---------
Commercial business loans and leases:
               Commercial business loans                  35,140         31,577
               Commercial leases                             264            451
                                                       ---------      ---------
                                                          35,404         32,028
                                                       ---------      ---------

Less:  Allowance for loan losses                          (2,632)        (2,596)
                                                       ---------      ---------

               Loans receivable, net                   $ 419,072      $ 346,076
                                                       =========      =========

(7) Allowance for Loan Losses
-----------------------------

Changes in the allowance for loan losses for the nine months ended June 30, 2006 and the fiscal year ended September 30, 2005 are as follows (dollar amounts in thousands):

                                                        June 30,       September 30,
                                                         2006             2005
                                                         ----             ----
Balance at beginning of period                         $ 2,596          $ 2,609
Provision for loan losses                                  250              600
Charge-offs                                               (251)            (670)
Recoveries                                                  37               57
                                                       -------          -------
Balance at end of period                               $ 2,632          $ 2,596
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

At June 30, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.3 million compared to $2.0 million at June 30, 2005. Included in the current amount is $318,000 of impaired loans for which the related allowance for loan losses is $68,000. Impaired loans of $2.0 million do not have a related allowance for loan losses as a result of applying impairment tests prescribed under SFAS No. 114. The average recorded investment in impaired loans during the nine months ended June 30, 2006 was $1.6 million compared to $2.3 million for the same period in the prior year. For the nine months ended June 30, 2006, the Company recognized $36,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $40,000 of income on impaired loans during the nine month period ended June 30, 2005.

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

Critical Accounting Policies

Note 1 on pages 10 through 16 of the Company's 2005 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses, evaluation of investments for other than temporary impairment, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 7 "Allowance for Loan Losses" on page 16 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on page 49 of the Company's September 30, 2005 Consolidated Financial Statements. At least quarterly, management reviews the available for sale portfolio and identifies all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other than temporary. If the security is deemed other than temporarily impaired it is written down to the current market value and a corresponding charge to earnings is recognized. The Company recognized other than temporary impairment losses on available for sale securities of $43,000 for the nine months ended June 30, 2005. The Company did not recognize any other than temporary impairment losses on available for sale securities during the three month periods ended June 30, 2006 and 2005, and the nine months ended June 30, 2006. Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation was reflected in net income, for periods ending prior to October 1, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. However, the Company adopted SFAS No. 123R as of October 1, 2005 and stock-based compensation expense is reported in net income. See Note 4 "Stock Based Compensation", of the Notes to Consolidated Financial Statements for information related to the effects on the Company's reported net income and net income per share of applying the fair value recognition provision of the previous SFAS 123 to stock-based compensation. Refer also to Note 13 "Stock Option Plans" on page 31 of the Company's September 30, 2005 Consolidated Financial Statements.

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $50.3 million, or 7.4%, to $728.1 million at June 30, 2006 from $677.8 million at September 30, 2005. Significant changes in individual categories include a decrease in securities held-to-maturity of $11.2 million, a decrease in securities available for sale of $10.5 million, and an increase in net loans of $73.0 million. The increase in net loans was driven by a $30.6 million, or 19.5%, increase in one-to-four family mortgages, a $13.9 million, or 57.9%, increase in residential construction loans and a $11.2 million, or 14.8%, increase in home equity loans. The increase in residential loans primarily reflects the continuing low interest rate environment. The Bank continues to emphasize home equity loans, including first position equity loans.

Total liabilities of the Company increased $50.7 million, or 8.0%, to $686.4 million at June 30, 2006 from $635.7 million at September 30, 2005. Significant changes include a decrease in short-term borrowings of $41.2 million, an increase in long-term debt of $33.3 million, and an increase in deposits of $53.1 million. The increase in deposits was primarily due to an increase in money market deposit accounts attributable to the Bank's tiered Super Money Market Savings Account. The Bank has also attracted deposits with various certificate of deposit specials. The increase in deposits reflects the Company's determination to shift its funding mix towards deposits as lower cost alternative to borrowings.

Stockholders' equity decreased slightly to $41.7 million at June 30, 2006, compared to $42.0 million at September 30, 2005. This result reflects net income for the nine-month period ended June 30, 2006 of $2.92 million, stock options exercised of $209,000, and stock issued under the Dividend Reinvestment Plan of $110,000. Offsetting these increases were common stock cash dividends paid of $1.2 million, treasury stock purchased of $397,000, and an increase of the accumulated other comprehensive loss of $2.1 million. Accumulated other comprehensive loss increased from September 30, 2005 as a result of changes in the net unrealized losses on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at June 30, 2006, to be other than temporary. Because of interest rate volatility, the Company's accumulated other comprehensive loss could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of June 30, 2006 and September 30, 2005 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

                                                              June 30,    September 30,
                                                               2006          2005
                                                               ----          ----
Non-accrual residential real estate loans
    (one-to-four family)                                     $  651        $  533

Non-accrual construction, multi-family
    residential and commercial real estate loans                410           179

Non-accrual installment loans                                   282           188

Non-accrual commercial business loans                         1,820         1,419
                                                             ------        ------

Total non-performing loans                                   $3,163        $2,319
                                                             ======        ======

Total non-performing loans as a percent of
    net loans receivable                                        .75%          .67%
                                                             ======        ======

Total foreclosed real estate                                 $  423        $  789
                                                             ======        ======
Total  non-performing  loans and  foreclosed
  real  estate as a percent of total assets                     .49%          .46%
                                                             ======        ======

Included in non-performing loans at June 30, 2006 are 10 single-family residential real estate loans totaling $651,000, two commercial real estate loans totaling $410,000, fifteen home equity and installment loans totaling $282,000, and 7 commercial business loans totaling $1.8 million.

At June 30, 2006, the Company had an allowance for loan losses of $2.6 million or .63% of net loans receivable, as compared to an allowance of $2.6 million or ..75% of net loans receivable at September 30, 2005. The allowance for loan losses equals 83.2% of non-performing loans at June 30, 2006 compared to 111.9% at September 30, 2005. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of June 30, 2006. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at June 30, 2006 is reasonable. See also "Provision for Loan Losses." However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Nine Months Ended June 30, 2006 and 2005
           ----------------------------------------------------------

Net Income
----------

Net income for the three months ended June 30, 2006 was $969,000 ($.32 per diluted share) compared to $941,000 ($.31 per diluted share) for the same period in 2005, an increase of $28,000 or 3.0 %. The increase reflects a decrease in the provision for loan losses of $100,000 and a decrease in the provision for income taxes of $66,000, or 22.0%. Partially offsetting these factors were a decrease in net interest income of $78,000, or 2.3%, a decrease in other income of $9,000, or 1.0%, and an increase in operating expenses of $51,000, or 1.7%.

Net income for the nine months ended June 30, 2006 was $2.92 million ($.95 per diluted share) compared to $2.91 million ($.95 per diluted share) for the same period in 2005, an increase of $8,000 or .26%. The increase reflects a decrease in the provision for loan losses of $175,000, a decrease in operating expenses of $145,000, or 1.6%, and a decrease in the provision for income taxes of $83,000, or 11.0%. Partially offsetting these factors were a decrease in net interest income of $319,000, or 3.1%, and a decrease in other income of $76,000, or 2.7%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, decreased to 2.00% (annualized) in the three months ended June 30, 2006 from 2.24% (annualized) in the same period in 2005 as a result of the average yield on total interest earning assets increasing less than the average rate paid on interest-bearing liabilities. The following table shows the annualized average yields earned on the Company's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                             Three Months Ended
                                                                                   June 30,
                                                                           2006              2005
                                                                           ----              ----
   Average yield on:
     Mortgage loans                                                        5.86%             6.04%
     Mortgage-backed securities                                            4.41              3.98
     Installment loans                                                     6.28              5.94
     Commercial business loans and leases                                  8.59              6.25
     Interest-earning deposits with other institutions,
     investment securities, and FHLB stock (1)                             5.42              4.63
                                                                           ----              ----
     Total interest-earning assets                                         5.67              5.19
                                                                           ----              ----
   Average rates paid on:
     Savings deposits                                                      2.91              2.15
     Borrowed funds                                                        4.85              4.04
                                                                           ----              ----
     Total interest-bearing liabilities                                    3.67              2.95
                                                                           ----              ----
   Average interest rate spread                                            2.00%             2.24%
                                                                           ====              ====
   Net yield on interest-earning assets                                    2.09%             2.33%
                                                                           ====              ====

(1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

The Company's tax-equivalent interest rate spread decreased to 2.03% (annualized) in the nine months ended June 30, 2006 from 2.28% (annualized) in the same period in fiscal 2005 as a result of the average yield on total interest earning assets increasing more than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Company's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                                   Nine Months Ended
                                                                                        June 30,
                                                                                2006              2005
                                                                                ----              ----
        Average yield on:
          Mortgage loans                                                        5.82%             6.02%
          Mortgage-backed securities                                            4.30              3.95
          Installment loans                                                     6.18              5.85
          Commercial business loans and leases                                  8.56              6.08
          Interest-earning deposits with other institutions,
          investment securities, and FHLB stock (1)                             5.14              4.59
                                                                                ----              ----
          Total interest-earning assets                                         5.54              5.13
                                                                                ----              ----
        Average rates paid on:
          Savings deposits                                                      2.66              2.09
          Borrowed funds                                                        4.74              3.88
                                                                                ----              ----
          Total interest-bearing liabilities                                    3.51              2.85
                                                                                ----              ----
        Average interest rate spread                                            2.03%             2.28%
                                                                                ====              ====
        Net yield on interest-earning assets                                    2.13%             2.37%
                                                                                ====              ====

(1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $1.5 million or 30.9% to $6.3 million for the three months ended June 30, 2006, compared to $4.8 million in the same period in 2005. Interest on loans increased $3.9 million or 28.4% to $17.6 million for the nine months ended June 30, 2006. The increase for both periods reflects an increase in the average loan balance outstanding during 2006 as well as an increase in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities decreased $100,000 or 7.4% to $1.3 million for the three months ended June 30, 2006, compared to the same period in 2005. Interest on mortgage-backed securities decreased $214,000 or 5.2% to $3.9 million for the nine months ended June 30, 2006. The decrease for both periods reflects a decrease in the average balance of mortgage-backed securities owned in the period partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) increased $188,000 or 10.1% to $2.1 million for the three months ended June 30, 2006, as compared to the same period in 2005. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) increased $314,000 or 5.7% to $5.9 million for the nine months ended June 30, 2006, as compared to the same period in 2005. The increase for both periods reflects a decrease in the average balance of investment securities in the portfolio partially offset by an increase in the yield earned on these investments.

Interest Expense
----------------

Interest on deposits increased $992,000 or 50.5% to $3.0 million for the three-month period ended June 30, 2006, as compared to $2.0 million during the same period in 2005. Interest on deposits increased $2.1 million or 36.6% to $7.7 million for the nine-month period ended June 30, 2006, as compared to $5.7 million during the same period in 2005. The increase for both periods reflects an increase in the average balance of deposits as well as in increase in the average cost of the deposits reflecting higher short-term rates and a competitive deposit market.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, securities sold under agreement to repurchase, fed funds purchased, and treasury, tax and loan notes, increased $476,000 to $1.1 million for the three-month period ended June 30, 2006, as compared to the same period in fiscal 2005. Interest on short-term borrowings increased $2.1 million to $3.8 million for the nine month period ended June 30, 2006. The increase for both periods reflects an increase in the average balance of these borrowings, as well as an increase in the average cost of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, and structured repurchase agreements increased $125,000 to $1.8 million for the three months ended June 30, 2006 as compared to the same period in fiscal 2005. The increase reflects an increase in the average balance of the debt, partially offset by a decrease in the average cost of the debt. Interest on long-term debt decreased $38,000, to $5.1 million for the nine months ended June 30, 2006 as compared to the same period in fiscal 2005. The decrease reflects a decrease in the average balance of the debt while the average cost remained unchanged.

Interest on subordinated debt increased $49,000 for the three months ended June 30, 2006, as compared to the same period in 2005. Interest on subordinated debt increased $153,000 for the nine months ended June 30, 2006. The increase for both periods reflects an increase in the average cost of these floating-rate debentures while the average balance remained unchanged.

Net Interest Income
-------------------

The Company's net interest income decreased $78,000 or 2.3% to $3.4 million, for the three month period ended June 30, 2006, as compared to the same period in 2005. The Company's net interest income decreased $319,000 or 3.1% to $10.1 million, for the nine months ended June 30, 2006, as compared to the same period in 2005. The decrease in both periods is attributable to a decreased interest rate spread, partially offset by an increase in net interest-earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased to $125,000 for the three-month period ended June 30, 2006, as compared to $225,000 for the same period in 2005. At June 30, 2006, the allowance for loan losses remained relatively unchanged from September 30, 2005 at $2.60 million. Net loan charge-offs were $92,000 and $129,000 for the three months ended June 30, 2006 and 2005, respectively. Net loan charge-offs were $214,000 and $494,000 for the nine months ended June 30, 2006 and 2005, respectively.

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

Other Income
------------

Total non-interest or other income decreased $9,000 or 1.0% to $931,000 and decreased $76,000 or 2.7% to $2.8 million for the three and nine month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The decrease, for the three month period ended June 30, 2006, primarily relates to a decrease in loan service charges and fees, a decrease in deposit service charges and fees, and a decrease in other income, partially offset by an increase in the realized gains on sales of securities. The decrease, for the nine month period ended June 30, 2006, primarily relates to a decrease in loan service charges and fees and a decrease in the realized gains on sales of securities, partially offset by an increase in other income.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, decreased $24,000 or 23.8% to $77,000, and decreased $51,000 or 19.1% to $216,000 for the three and nine month periods ended June 30, 2006, as compared to the same periods in 2005. The decrease in both periods is primarily attributed to a decrease in title insurance fees and a decrease in late charges on loans.

Net realized gains on the sales of securities were $130,000 and $341,000 for the three and nine month periods ended June 30, 2006, respectively, as compared to realized gains of $79,000 and $467,000 in the same periods in fiscal 2005. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gains on the sale of loans were $11,000 and $29,000 for the three and nine-month periods ended June 30, 2006, respectively, as compared to gains of $11,000 and $25,000 for the same periods in fiscal 2005. The nine-month period ended June 30, 2006 results include the sale of approximately $2.6 million of fixed rate, single-family mortgage loans, compared to $1.7 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees decreased $18,000 or 5.3% for the three month period ended June 30, 2006 and increased $6,000 or .54% for the nine month period ended June 30, 2006 as compared to the same periods in fiscal 2005. The decrease for the three month period ended June 30, 2006 is primarily attributed to a decrease in the volume of fees collected for returned checks on deposit accounts and a decrease in the service charges assessed on checking accounts. The increase for the nine month period ended June 30, 2006 is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts partially offset by a decrease in the service charges assessed on checking accounts.

Operating Expenses
------------------

Total operating expenses for the three-month period ended June 30, 2006 totaled $3.0 million compared to $2.9 million for the same period in 2005. Total operating expenses for the nine-month period ended June 30, 2006 totaled $9.0 million compared to $9.2 million for the same period in fiscal 2005. The increase for the three month period ended June 30, 2006 is primarily attributed to an increase in compensation and benefits expense and an increase in losses on the sales of foreclosed real estate partially offset by a decrease in other operating expenses. The decrease for the nine month period ended June 30, 2006 is primarily attributed to a $430,000 loss incurred in March 2005 in connection with a check kiting fraud attributed to one business customer. The customer was unable to provide restitution or adequate collateral at that time; however, as of June 30, 2006 approximately $22,000 has been recovered. The check kiting fraud decrease was partially offset by an increase in compensation and benefits expense.

Compensation and benefits expense was $2.0 million for the three-month period ended June 30, 2006 compared to $1.9 million for the same period in 2005. Compensation and benefits expense was $5.8 million for the nine month period ended June 30, 2006 compared to $5.6 million for the same period in 2005. The increase in both periods is due primarily to normal salary increases for employees, increases in the cost of health insurance, and an increase in Directors' fees associated with the addition of two new directors. The Company's adoption of SFAS 123R resulted in the recognition of $16,000 and $49,000 of additional expense related to the vesting of options during the three and nine-months ended June 30, 2006, respectively.

Office occupancy and equipment expense was $259,000 for the three-month period ended June 30, 2006, as compared to $266,000 for the same period in 2005. Office occupancy and equipment expense was $849,000 and $802,000, for the nine-month periods ended June 30, 2006 and 2005, respectively. The decrease for the three month period ended June 30, 2006 is primarily attributed to a decrease in rent expense. The increase for the nine month period ended June 30, 2006 is primarily attributed to an increase in rent expense associated with the Bank's Loan Center. In May, the Company paid $30,000 in back rent related to the Bank's Loan Center; $40,000 was accrued for this expense as of March 31, 2006. The Company has seen an increase in office occupancy and equipment expense due to higher utilities expense associated with higher energy costs and also due to the completion of its new Carnegie location.

Losses on the sales of foreclosed real estate were $61,000 and $146,000 for the three and nine-month periods ended June 30, 2006, respectively as compared to a gain of $10,000 and a loss of $92,000 for the same periods in 2005, respectively. Foreclosed real estate expense was $3,000 for the three-month period ended June 30, 2006, as compared to $23,000 for the same period in 2005, and $22,000 for the nine-month period ended June 30, 2006, as compared to $4,000 for the same period in 2005. The results reflect the costs associated with the holding and disposition of properties during the periods. At June 30, 2006, the Bank had 9 single-family residential properties, six of which were owned by the same borrower as investment properties, and one commercial real estate property classified as foreclosed real estate.

Other operating expenses were $532,000 for the three month period ended June 30, 2006 compared to $562,000 for the same period in 2005. Other operating expenses were $1.7 million for the nine-month period ended June 30, 2006 and June 30, 2005. The decrease, for the three month period ended June 30, 2006, is primarily attributed to a decrease in consulting fees, partially offset by an increase in ATM expenses.

Income Taxes
------------

Total income tax expense for the three-month period ended June 30, 2006 was $234,000 compared to $300,000 for the same 2005 period. The effective tax rates for the three-month periods ended June 30, 2006 and 2005 were approximately 19.5% and 24.2%, respectively. Total income tax expense for the nine-month period ended June 30, 2006 was $672,000 compared to $755,000 for the same fiscal 2005 period. The effective tax rates for the nine-month periods ended June 30, 2006 and 2005 were approximately 18.7% and 20.6%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary which is not subject to state income tax, and earnings on Bank-owned life insurance policies which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended June 30, 2006 was $2.0 million and $461,000, respectively, compared to $2.1 million and $419,000, respectively, for the three-month period ended June 30, 2005. State and federal tax-exempt income for the nine-month period ended June 30, 2006 was $5.9 million and $1.4 million, respectively, compared to $6.1 million and $1.3 million, respectively, for the nine-month period ended June 30, 2005.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2003. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2006, the Company had Tier 1 capital as a percentage of risk-weighted assets of 11.56% and total risk-based capital as a percentage of risk-weighted assets of 12.15%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2006, the Company had a Leverage Ratio of 7.38%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2006, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.22% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2006, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 10.26%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2006, the total of approved loan commitments amounted to $3.9 million. In addition, the Company had $14.5 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $95.0 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                            June 30,     September 30,
                                                              2006          2005
                                                              ----          ----
                                                                (in thousands)

Commitments to grant loans                                   $ 3,925     $ 1,369
Unfunded commitments under lines of credit                    40,795      39,414
Financial and performance standby letters of credit              205         295


The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2006 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as Exhibit 13 to the Form 10-K for September 30, 2005.

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

Item 1A.  Risk Factors

          Not Applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          ISSUER PURCHASES OF EQUITY SECURITIES

-------------------------------------------------------------------------------------------------------------
                                                  Total Number of Shares
                  Total Number   Average Price   (or Units) Purchased as    Maximum Number (or Approximate
                    of Shares       Paid per         Part of Publicly         Dollar Value) of Shares (or
                   (or Units)      Share (or        Announced Plans or     Units) that May Yet Be Purchased
     Period         Purchased        Unit)              Programs *            Under the Plans or Programs
-------------------------------------------------------------------------------------------------------------
April                19,574          $18.81               19,574                        126,210
1-30, 2006
-------------------------------------------------------------------------------------------------------------

May                     -            $  -                   -                           126,210
1-31, 2006
-------------------------------------------------------------------------------------------------------------

June                    -            $  -                   -                           126,210
1-30, 2006
-------------------------------------------------------------------------------------------------------------
Total                19,574          $18.81               19,574                        126,210
-------------------------------------------------------------------------------------------------------------

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



                              FIDELITY BANCORP, INC.



Date:   August 14, 2006       By: /s/ Richard G. Spencer
                                  ----------------------------------------------
                                  Richard G. Spencer
                                  President and Chief Executive Officer


Date:   August 14, 2006       By: /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer