Form 10-K
period 2006-09-30
FIDELITY BANCORP INC
filed 2006-12-22
CIK 769207

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended SEPTEMBER 30, 2006
                               ------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                         Commission File Number: 0-22288
                                                 -------

                             FIDELITY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                             25-1705405
--------------------------------                            --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1009 PERRY HIGHWAY, PITTSBURGH, PENNSYLVANIA                         15237
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (412) 367-3300
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
------------------------------         -----------------------------------------
COMMON STOCK, $.01 PAR VALUE                        NASDAQ GLOBAL MARKET
PREFERRED SHARE PURCHASE RIGHTS                     NASDAQ GLOBAL MARKET

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] YES [X] NO

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's Common Stock reported on the Nasdaq Global Market on March 31, 2006 was $42.4 million. Solely for purposes of this calculation, the term "affiliate" includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant's voting securities.

As of December 21, 2006, the Registrant had outstanding 2,977,746 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2006. (Part II)
2. Portions of the Registrant's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

================================================================================

                             FIDELITY BANCORP, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

                                      INDEX


                                                                                                           PAGE
                                                                                                           ----

                                                      PART I

Item 1.           Business...................................................................................1
Item 1A.          Risk Factors..............................................................................31
Item 1B.          Unresolved Staff Comments.................................................................37
Item 2.           Properties................................................................................37
Item 3.           Legal Proceedings.........................................................................38
Item 4.           Submission of Matters to a Vote of Security Holders.......................................38

                                                      PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters
                     and Issuer Purchases of Equity Securities..............................................38
Item 6.           Selected Financial Data...................................................................38
Item 7.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................38
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk................................38
Item 8.           Financial Statements and Supplementary Data...............................................39
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure..................................................................39
Item 9A.          Controls and Procedures...................................................................39
Item 9B.          Other Information.........................................................................39

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant........................................39
Item 11.          Executive Compensation....................................................................39
Item 12.          Security Ownership of Certain Beneficial Owners and Management............................40
Item 13.          Certain Relationships and Related Transactions............................................41
Item 14.          Principal Accounting Fees and Services....................................................41

                                                      PART IV

Item 15.          Exhibits, Financial Statement Schedules...................................................41

SIGNATURES

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

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others (including those listed under Item 1A. Risk Factors) could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

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

     The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh. The Bank, incorporated in 1927, conducts business from thirteen full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank's wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank's fixed-rate residential mortgage loan portfolio which may include engaging in mortgage securitization transactions. FBIC, Inc. has not completed any mortgage securitization transactions to date. Total assets of FBIC, Inc. as of September 30, 2006 were $89.8 million.

     The Company's executive offices are located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237 and its telephone number is (412) 367-3300. The Company maintains a website at www.fidelitybancorp-pa.com.

COMPETITION

     The Bank is one of many financial institutions serving its market area. The competition for deposit products and loan originations comes from other depository institutions such as commercial banks, thrift institutions and credit unions in the Bank's market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank competes for loans with a variety of non-depository institutions such as mortgage brokers, finance companies and insurance companies. Based on data compiled by the FDIC, the Bank had a 0.70% share of all FDIC-insured deposits in the Pittsburgh Metropolitan Statistical Area as of June 30, 2006, the latest date for which such data was available, ranking it 15th among 63 FDIC- insured institutions. This data does not reflect deposits held by credit unions with which the Bank also competes.

LENDING ACTIVITIES

     The Bank's principal lending activity is the origination of loans secured primarily by first mortgage liens on existing single-family residences in the Pittsburgh Metropolitan Statistical Area. At September 30, 2006, the Bank's loan portfolio included $190.1 million of residential loans, $42.3 million of residential construction loans, $72.4 million of commercial and multi-family real estate loans, and $19.1 million of commercial construction loans. The Bank also engages in consumer installment lending primarily in the form of home equity loans. At September 30, 2006, the Bank had $90.3 million in home equity loans in portfolio. Substantially all of the Bank's borrowers are located in the Pittsburgh Metropolitan Statistical Area and would be expected to be affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio by loan type in dollar amounts and in percentages of the total portfolio at the dates indicated.

                                                                           AT SEPTEMBER 30,
                                                     ------------------------------------------------------------------
                                                           2006                    2005                    2004
                                                     ----------------      ------------------        ------------------
                                                        $         %            $          %              $          %
                                                     --------   -----      --------     -----        --------    ------
                                                                       (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential:
    Single-family (1-4 units)..............          $190,040     41.7%    $156,889       42.2%      $109,524      34.5%
    Multi-family (over 4 units).............              259      0.1          275        0.1            290       0.1
  Construction:
    Residential.............................           42,252      9.3       24,060        6.5         23,749       7.5
    Commercial..............................           19,147      4.2       11,164        3.0         11,703       3.7
  Commercial................................           72,171     15.8       67,889       18.2         63,681      20.1
                                                     --------    -----     --------      -----       --------     -----
       Total real estate loans..............          323,869     71.1      260,277       70.0        208,947      65.9
Installment loans...........................           93,306     20.5       79,780       21.4         75,990      24.0
Commercial business loans and leases........           38,166      8.4       32,028        8.6         32,082      10.1
                                                     --------    -----     --------      -----       --------     -----
       Total loans receivable...............          455,341    100.0%     372,085      100.0%       317,019     100.0%
                                                                 =====                   =====                    =====
Less:
  Loans in process..........................          (13,369)              (23,070)                  (23,409)
  Unamortized discounts and fees............              (28)                 (343)                     (612)
  Allowance for loan losses.................           (2,917)               (2,596)                   (2,609)
                                                     --------              --------                  --------
       Net loans receivable.................         $439,027              $346,076                  $290,389
                                                     ========              ========                  ========

                                                                   AT SEPTEMBER 30,
                                                         ---------------------------------------
                                                               2003                  2002
                                                         ----------------    -------------------
                                                            $         %         $           %
                                                         --------  ------    --------     ------
                                                                  (DOLLARS IN THOUSANDS)
Real estate loans:
  Residential:
    Single-family (1-4 units)..............              $ 98,283    35.4%   $155,963      47.3%
    Multi-family (over 4 units).............                  368     0.1         237       0.1
  Construction:
    Residential.............................               10,349     3.7      11,044       3.3
    Commercial..............................                2,108     0.8       2,137       0.6
  Commercial................................               63,278    22.8      56,298      17.1
                                                         --------   -----    --------     -----
       Total real estate loans..............              174,386    62.8     225,679      68.4
Installment loans...........................               67,332    24.2      61,872      18.8
Commercial business loans and leases........               35,975    13.0      42,258      12.8
                                                         --------   -----    --------     -----
       Total loans receivable...............              277,693   100.0%    329,809     100.0%
                                                                    =====                 =====
Less:
  Loans in process..........................               (9,499)             (9,065)
  Unamortized discounts and fees............                 (691)             (1,368)
  Allowance for loan losses.................               (3,091)             (3,056)
                                                         --------            --------
       Net loans receivable.................             $264,412            $316,320
                                                         ========            ========

     LOAN PORTFOLIO SENSITIVITY. The following table sets forth the estimated maturity of the Company's loan portfolio at September 30, 2006. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $96.2 million for the year ended September 30, 2006. All loans are shown as maturing based on contractual maturities. Demand loans, loans which have no stated maturity and overdrafts are shown as due in one year or less.

                                                        DUE         DUE AFTER
                                                       WITHIN       1 THROUGH      DUE AFTER
                                                       1 YEAR        5 YEARS        5 YEARS          TOTAL
                                                       ------        -------        -------          -----
                                                                           (IN THOUSANDS)
Real estate loans:
   Residential ...................................  $    167         $ 2,273        $187,859        $190,299
   Commercial ....................................     5,933          14,026          52,212          72,171
   Construction...................................     8,478           3,633          49,288          61,399
Installment loans.................................    12,768           9,576          70,962          93,306
Commercial business loans and leases..............    13,457          15,182           9,527          38,166
                                                     -------         -------        --------        --------
          Total...................................   $40,803         $44,690        $369,848        $455,341
                                                     =======         =======        ========        ========

     The following table sets forth the dollar amount of all loans at September 30, 2006, due after September 30, 2007, which have fixed interest rates and floating or adjustable interest rates.

                                                            FIXED             FLOATING OR
                                                            RATES           ADJUSTABLE RATES      TOTAL
                                                            -----           ----------------      -----
                                                                            (IN THOUSANDS)
Real estate loans:
   Residential ......................................      $ 95,840             $ 94,292        $190,132
   Commercial .......................................        19,641               46,597          66,238
   Construction......................................        20,890               32,031          52,921
Installment loans....................................        76,647                3,891          80,538
Commercial business loans and leases.................        11,559               13,150          24,709
                                                           --------             -------         --------
         Total.......................................      $224,577             $189,961        $414,538
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

     RESIDENTIAL REAL ESTATE LENDING. The Bank originates single-family residential loans and residential construction loans which provide for periodic interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15 or 30-year terms and interest rates which adjust every one, three, five or ten years generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of the applicable time period. There is generally a two percentage point cap or limit on any increase or decrease in the interest rate per year with a five or six percentage point limit on the amount by which the interest rate can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2006 approximately $94.4 million or 49.6% of the residential mortgage loans in the Bank's loan portfolio consisted of loans which provide for adjustable rates of interest.

     The Bank also originates fixed-rate, single-family residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2006, approximately $95.9 million or 50.4% of the residential mortgage loans in the Bank's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank's experience that such loans have remained outstanding for a substantially shorter period of time. The Bank's policy is to enforce the "due-on-sale" clauses contained in most of its fixed-rate, adjustable-rate, and conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average lives of such loans.

     The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $417,000 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $417,000. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis.

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

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank's primary market area. At September 30, 2006, the Bank's portfolio included $72.2 million of commercial real estate and $259,000 of multi-family residential real estate loans.

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

     Commercial and multi-family mortgage loans generally are larger and are considered to entail significantly greater risk than one-to-four family real estate lending. The repayment of these loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral. These risks can be significantly affected by economic conditions. In addition, non- residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

     CONSTRUCTION LENDING. The Bank also engages in loans to finance the construction of one-to-four family dwellings. This activity is generally limited to individual units and may, to a limited degree, include speculative construction by developers. The inspections, for approval of payment vouchers, are performed by third parties and are based on stages of completion. Applications for construction loans primarily are received from former borrowers and builders who have worked with the Bank in the past. Construction loans are originated with permanent financing terms consistent with the Bank's residential loan products; however, construction loans require only interest payments for the first six months. Beginning in the seventh month, monthly payments of both interest and principal are required for the remaining term (e.g., 29 1/2 years for a 30 year term).

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

     INSTALLMENT LENDING. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2006, home equity loans amounted to $90.3 million or 96.7% of the Bank's total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower's residence. Home equity loans are made at fixed and adjustable rates for terms of up to 20 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

     Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 2006, these loans amounted to $440,000, which represented 0.5% of the Bank's total installment loan portfolio. At September 30, 2006, motor vehicle loans amounted to $164,000 and unsecured loans and loans secured by property other than real estate amounted to $276,000.

     The Bank also makes other types of installment loans such as savings account loans, personal lines of credit and overdraft loans. At September 30, 2006, these loans amounted to $2.6 million or 2.8% of the total installment loan portfolio. That total consisted of $680,000 of savings account loans, $1.9 million of personal lines of credit and $47,000 of overdraft loans.

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

     COMMERCIAL BUSINESS LOANS AND LEASES. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable, and to finance inventory, as well as other business purposes. At September 30, 2006, these loans amounted to $38.0 million or 8.7% of the total net loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2006, commercial leases amounted to $236,000 or 0.1% of the total loan portfolio.

     LOAN SERVICING AND SALES. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership, and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank recognized loan servicing fees of $2,000 for the year ended September 30, 2006. As of September 30, 2006, loans serviced for others totaled $0.

     The Bank charges loan origination fees which are calculated as a percentage of the amount loaned. The fees received in connection with the origination of conventional, single-family, residential real estate loans have generally amounted to one to three points (one point being equivalent to 1% of the principal amount of the loan). In addition, the Bank typically receives fees of one half to one point in connection with the origination of conventional, multi-family residential loans, and commercial real estate loans. Loan fees and certain direct costs are deferred, and the net fee or cost is amortized into income using the interest method over the expected life of the loan.

     The Bank sells fixed-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank's loan portfolio. For the year ended September 30, 2006, the Bank sold $4.5 million of fixed-rate mortgage loans.

     LOAN APPROVAL AUTHORITY AND UNDERWRITING. Applications for all types of loans are taken at the Bank's home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers, and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee, consisting of the Chairman, President, Executive Vice President and Chief Lending Officer, to approve first mortgages on single-family residences of up to $750,000, commercial first mortgages of up to $750,000, home equity loans of up to $300,000, secured consumer loans of up to $75,000, unsecured consumer loans of up to $50,000 and commercial loans up to $500,000. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank's President to approve first mortgages on single-family residences, commercial first mortgages, home equity, secured consumer, unsecured consumer and commercial loans up to the FNMA conforming loan limit (currently $417,000), $200,000, $200,000, $75,000, $50,000, and $200,000, respectively. The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President has delegated to the Executive Vice President and Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $75,000, $75,000, and $50,000, respectively; to approve one-to-four family first mortgage loans up to the FNMA conforming loan limit (currently $417,000); to approve home equity loans up to $200,000 if the amount of the loan plus prior indebtedness is not in excess of an 80% loan-to-value ratio; to approve home equity loans up to $100,000 if the amount of the loan plus prior indebtedness is in excess of 80%; to approve commercial loans up to $200,000; to approve education loans up to levels approved by the Pennsylvania Higher Education Assistance Agency; and to approve checking account overdraft protection loans that conform to the parameters of the program.

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

     Included in non-accrual loans at September 30, 2006 are seven single-family residential real estate loans totaling $403,000, one commercial real estate loan totaling $344,000, eighteen home equity and installment loans totaling $238,000, and seven commercial business loans totaling $1.7 million. Certain other loans, while performing as of September 30, 2006, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2006, included two commercial business loans totaling $220,000. While these loans are currently performing, they have been classified for one of the following reasons: the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; internal loan review has identified a deterioration of the borrower's financial capacity or a collateral shortfall, however the loan is performing. See "-- Nonperforming Loans and Foreclosed Real Estate."

     Included in non-accrual loans at September 30, 2005 are ten single-family residential real estate loans totaling $533,000, two commercial real estate loans totaling $179,000, 12 home equity and installment loans totaling $188,000, and eight commercial business loans totaling $1.4 million. Certain other loans, while performing as of September 30, 2005, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2005, included one single-family residential real estate loan totaling $38,000; one commercial real estate loan totaling $70,000; two equity loans totaling $85,000 and seven commercial business loans totaling $397,000. While these loans are currently performing, they have been classified for one of the following reasons: other loans to the borrower are non- performing; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; internal loan review has identified a deterioration of the borrower's financial capacity or a collateral shortfall, however the loan is performing; or the loan is past its contractual maturity date and pending renewal (commercial time notes and commercial lines of credit). See "-- Nonperforming Loans and Foreclosed Real Estate."

     At September 30, 2004, non-accrual loans consisted of nine single-family residential real estate loans totaling $777,000, three commercial real estate loans totaling $269,000, 31 home equity and installment loans totaling $530,000, and 20 commercial business loans totaling $2.1 million. Certain other loans, while performing as of September 30, 2004, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2004, included one single-family residential real estate loan totaling $41,000; one commercial real estate loan totaling $75,000; four equity loans totaling $142,000 and four commercial business loans totaling $402,000. While these loans are currently performing, they have been classified for one of the following reasons: other loans to the borrower are non- performing; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan is past its contractual maturity date and pending renewal (commercial time notes and commercial lines of credit). See "-- Nonperforming Loans and Foreclosed Real Estate."

     At September 30, 2003, non-accrual loans consisted of 15 single-family residential real estate loans totaling $795,000, three commercial real estate loans totaling $367,000, 30 home equity and installment loans totaling $615,000, and 12 commercial business loans totaling $1.2 million. Certain other loans, while performing as of September 30, 2003, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2003, included one single-family residential real estate loan totaling $91,000; two commercial real estate loans totaling $727,000; and thirteen commercial business loans totaling $2.1 million. Such nonperforming loans consisted of all substandard, doubtful and loss classified assets. See "-- Nonperforming Loans and Foreclosed Real Estate."

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

                                                             AT SEPTEMBER 30,
                                     ---------------------------------------------------------------
                                      2006          2005          2004           2003          2002
                                     ------        ------        ------         ------        ------
                                                          (IN THOUSANDS)
Special Mention..............        $1,030        $2,688        $3,269         $  709        $  768
Substandard..................         2,552         2,865         4,270          5,862         2,609
Doubtful.....................           352            45            14              6            45
Loss.........................             1            --            23             23             3
                                     ------        ------        ------         ------        ------
                                     $3,935        $5,598        $7,576         $6,600        $3,425
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

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, generally when a loan is ninety days or more delinquent. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The President, Chief Lending Officer, Chief Financial Officer, Vice President of Residential Lending, Compliance Officer and the Collection Manager meet monthly to review non-performing assets and any other assets that may require classification or special consideration. Adjustments to the carrying values of such assets are made as needed and a detailed report is submitted to the Board of Directors on a monthly basis.

     Foreclosed real estate is recorded at fair value less estimated cost to sell. Costs relating to development and improvement of the property are capitalized, whereas costs of holding such real estate are expensed as incurred. Additional write downs are charged to income, and the carrying value of the property reduced, when the carrying value exceeds fair value less estimated cost to sell.

     The following table sets forth information regarding the Company's non-accrual loans and foreclosed real estate at the dates indicated. The Company had no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") No. 15 at the dates indicated. The Company had accruing loans past due 90 days or more of $255,000, $53,000, and $481,000, at September 30, 2006, 2005 and 2004, respectively. Such loans consisted of commercial lines of credit which were outstanding past their contractual maturity dates. In each case, such loans were otherwise current in accordance with their terms and the Company does not consider them nonperforming. The recorded investment in loans that are considered to be impaired under SFAS 114, as amended by SFAS 118, was $2.0 million at September 30, 2006, for which the related allowance for credit losses was $322,000. Interest income that would have been recorded and collected on loans accounted for on a non- accrual basis under the original terms of such loans was $168,000 for the year ended September 30, 2006. During the year ended September 30, 2006, $55,000 in interest income was recorded on such loans.

                                                                   AT SEPTEMBER 30,
                                                ------------------------------------------------------
                                                  2006       2005        2004       2003        2002
                                                 ------     ------      ------     ------      ------
                                                              (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Residential real
    estate loans (1-4 family)..............      $  403     $  533      $  777     $  795      $  515
  Construction, multi-
    family residential and
    commercial real estate.................         344        179         269        367         408
  Installment loans........................         238        188         530        615         273
  Commercial business loans and
    leases.................................       1,700      1,419       2,071      1,151       1,461
                                                 ------     ------      ------     ------      ------
Total nonperforming loans..................      $2,685     $2,319      $3,647     $2,928      $2,657
                                                 ======     ======      ======     ======      ======
Total nonperforming loans as a
  percent of total loans receivable........        0.59%      0.62%       1.15%      1.05%       0.81%
                                                 ======     ======      ======     ======      ======
Total foreclosed real estate, net..........      $  215     $  789      $1,517     $  675      $  658
                                                 ======     ======      ======     ======      ======
Total nonperforming loans and
  foreclosed real estate as a
  percent of total assets..................        0.40%      0.46%       0.82%      0.58%       0.54%
                                                 ======     ======      ======     ======      ======


     At September 30, 2006, the Company did not have any loans that were not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present repayment terms.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                 YEAR ENDED SEPTEMBER 30,
                                                    ---------------------------------------------------
                                                      2006       2005        2004       2003      2002
                                                    ------      ------     ------     ------     ------
                                                                   (DOLLARS IN THOUSANDS)

Balance at beginning of period..................    $2,596      $2,609     $3,091     $3,056     $2,871
Allowance for loan losses from
  acquisition of Carnegie Financial
  Corporation...................................        --          --         --         --        204
Allowance for loan losses from
  acquisition of First Pennsylvania
  Savings Association...........................        --          --         --         40         --
Provision for loan losses.......................       600         600        275        555        400
Charge-offs:
  Residential real estate.......................        (7)        (41)       (70)       (15)       (32)
  Commercial real estate........................        (9)         --       (334)        --        (81)
  Installment...................................      (252)       (295)      (222)      (125)      (130)
  Commercial....................................       (58)       (334)      (193)      (484)      (277)
                                                    ------      ------     ------     ------     ------
      Total.....................................      (326)       (670)      (819)      (624)      (520)
Recoveries:
  Residential real estate.......................        --           3         --          3          4
  Commercial real estate........................        --          --         --         --         10
  Installment...................................        39          42         30         10         26
  Commercial....................................         8          12         32         51         61
                                                    ------      ------     ------     ------     ------
      Total.....................................        47          57         62         64        101
                                                    ------      ------     ------     ------     ------
Net charge-offs.................................      (279)       (613)      (757)      (560)      (419)
                                                    ------      ------     ------     ------     ------
Balance at end of period........................    $2,917      $2,596     $2,609     $3,091     $3,056
                                                    ======      ======     ======     ======     ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period.................      0.07%       0.19%      0.27%      0.19%      0.13%
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

                                                                       AT SEPTEMBER 30,
                                    ----------------------------------------------------------------------------------------
                                          2006              2005            2004               2003               2002
                                    ---------------    --------------  ---------------    ---------------     --------------
                                       $        %        $        %      $         %        $         %          $      %
                                    ------    -----    ------   -----  ------    -----    ------    -----     ------  -----
                                                                      (DOLLARS IN THOUSANDS)
Residential real estate loans...... $  369     41.8%   $  483    42.3% $  287     34.6%   $  502    35.5%    $   745  47.4%
Commercial real estate loans.......    723     15.8       645    18.2     828     20.1     1,089     22.8        843   17.1
Construction loans.................    256     13.5       177     9.5     228     11.2       122      4.5         99    3.9
Installment loans..................    263     20.5       302    21.4     389     24.0       461     24.2        488   18.8
Commercial business loans and
   leases..........................  1,306      8.4       989     8.6     877     10.1       917     13.0        881   12.8
                                    ------    -----    ------   -----  ------    -----    ------    -----     ------  -----
       Total....................... $2,917    100.0%   $2,596   100.0% $2,609    100.0%   $3,091    100.0%    $3,056  100.0%
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

     Current regulatory and accounting guidelines regarding securities (including mortgage-backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." At September 30, 2006, the Bank had securities classified as "held to maturity" and "available for sale" in the amount of $85.9 million and $165.4 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2006, the Company's securities available for sale had an amortized cost of $167.7 million and fair value of $165.4 million. The changes in fair value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available for sale do not affect our income nor does it affect the Bank's regulatory capital requirements or its loans-to-one borrower limit.

     At September 30, 2006, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) municipal obligations; (iv) mortgage-backed securities and collateralized mortgage obligations; (v) banker's acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds and commercial paper; (viii) real estate mortgage investment conduits; (ix) equity securities and mutual funds; and (x) trust preferred securities. The Board of Directors may authorize additional investments.

     As a source of liquidity and to supplement its lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies, which include GinnieMae, FreddieMac, and FannieMae, guarantee the payment of principal and interest to investors.

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by GinnieMae, FreddieMac, and FannieMae make up a majority of the pass-through certificates market.

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

INVESTMENT AND MORTGAGE-BACKED SECURITIES PORTFOLIO

INVESTMENT SECURITIES

     The following tables set forth the composition and amortized cost of the Bank's investment and mortgage-backed securities at the dates indicated.

                                                                               AT SEPTEMBER 30,
                                                                     -----------------------------------------
                                                                       2006           2005              2004
                                                                     --------       --------          --------
                                                                               (IN THOUSANDS)
Available-for-sale:
   U.S. government and agency................................        $ 23,625       $ 27,001          $ 42,282
   Municipal obligations.....................................          20,760         20,721            16,772
   Corporate obligations.....................................          11,107         10,120            12,237
   Mutual funds(1)...........................................          12,778         12,247            10,364
   FreddieMac preferred stock................................           1,409          1,409             1,409
   Equity securities.........................................           4,037          4,304             3,118
   Trust preferred securities................................          27,969         25,434            23,910
                                                                     --------       --------          --------
      Total..................................................        $101,685       $101,236          $110,092
                                                                     ========       ========          ========
Held-to-maturity:
   U.S. government and agency................................        $ 21,984       $ 25,972          $ 22,973
   Municipal obligations.....................................          22,648         22,662            23,070
   Corporate obligations.....................................           4,993          6,717             6,739
                                                                     --------       --------          --------
      Total..................................................        $ 49,625       $ 55,351          $ 52,782
                                                                     ========       ========          ========

___________
(1) Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, the CRA Qualified Investment Fund and Legg Mason Value Trust Fund.


     At September 30, 2006, non-U.S. Government and U.S. Government agency or corporation securities that exceeded ten percent of stockholders' equity are as follows. The AMF Ultra Short Mortgage Fund invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises or which are rated in the two highest investment grades. The AMF Ultra Short Mortgage Fund is rated "AAAf" by Standard & Poor's.


        ISSUER                              BOOK VALUE        MARKET VALUE
        ------                              ----------        ------------
                                                    (IN THOUSANDS)
The AMF Ultra Short Mortgage Fund            $10,512             $10,256
                                             =======             =======

MORTGAGE-BACKED SECURITIES

                                                                     AT SEPTEMBER 30,
                                                          -----------------------------------------
                                                           2006            2005              2004
                                                          -------         -------           -------
                                                                   (IN THOUSANDS)
Available-for-sale:
  GinnieMae...................................            $ 1,216         $ 3,140           $ 4,811
  FannieMae.....................................           19,012          27,747            35,152
  FreddieMac....................................           23,014          27,609            15,337
  FannieMae Remic...............................            5,245           4,145             3,559
  FreddieMac Remic.............................             8,047           8,195             9,426
  Collateralized mortgage obligations...........            9,480          11,470             5,924
                                                          -------         -------           -------
        Total...................................          $66,014         $82,306           $74,209
                                                          =======         =======           =======

Held-to-maturity:
  GinnieMae.....................................          $   448         $ 1,096           $ 1,578
  FannieMae.....................................           11,170          15,534            19,506
  FreddieMac....................................           11,075          15,371            14,240
  FannieMae Remic...............................            1,837           2,682             5,095
  FreddieMac Remic..............................            5,883           8,062             8,823
  Collateralized mortgage obligations...........            5,841           7,220             7,310
                                                          -------         -------           -------
        Total...................................          $36,254         $49,965           $56,552
                                                          =======         =======           =======

                                       17

         The following tables set forth the amortized cost of each category of investment securities of the Bank at September 30, 2006 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents.

                                                                        AFTER ONE YEAR            AFTER FIVE YEARS
                                              ONE YEAR OR LESS       THROUGH FIVE YEARS          THROUGH TEN YEARS
                                         -------------------------   ----------------------     ----------------------
                                                          WEIGHTED                 WEIGHTED                   WEIGHTED
                                                          AVERAGE                  AVERAGE                    AVERAGE
                                           AMOUNT          YIELD       AMOUNT      YIELD        AMOUNT         YIELD
                                           ------          -----       ------      -----        ------         -----
                                                                  (DOLLARS IN THOUSANDS)
Available-for-sale:
  U.S. government and agency............. $    --          -- %       $18,112      3.61%       $ 3,519         4.71%
  Municipal obligations..................      --          --           1,145      3.07          1,413         3.73
  Corporate obligations..................      --          --           5,129      5.59          2,986         5.30
  Mutual funds(1)........................  12,778         4.24             --        --             --            -
  FreddieMac preferred stock.............   1,409         5.65             --        --             --           --
  Equity securities......................   4,037         4.10             --        --             --           --
  Trust preferred securities.............      --          --              --        --         14,188         6.42
                                          -------         ----        -------      ----        -------         ----
      Total.............................. $18,224         4.32%       $24,386      4.00%       $22,106         5.82%
                                          =======         ====        =======      ====        =======         ====

Held-to-maturity:
  U.S. government and agency............. $ 2,000         3.25%       $ 5,000      3.80%       $10,987         4.08%
  Municipal obligations..................      --          --           2,796      3.88          1,314         4.54
  Corporate obligations..................   1,509         6.32          3,484      5.31             --           --
                                          -------         ----        -------      ----        -------         ----
      Total.............................. $ 3,509         4.57%       $11,280      4.28%       $12,301         4.12%
                                          =======         ====        =======      ====        =======         ====


                                               AFTER TEN YEARS             TOTAL
                                              ------------------     -------------------
                                                        WEIGHTED                WEIGHTED
                                                        AVERAGE                 AVERAGE
                                             AMOUNT     YIELD        AMOUNT     YIELD
                                             ------     -----        ------     -----
                                                        (DOLLARS IN THOUSANDS)
Available-for-sale:
  U.S. government and agency.............    $ 1,994       4.67%     $23,625     3.86%
  Municipal obligations..................     18,202       4.17       20,760     4.08
  Corporate obligations..................      2,992       7.12       11,107     5.92
  Mutual funds(1)........................         --         --       12,778     4.24
  FreddieMac preferred stock.............         --         --        1,409     5.65
  Equity securities......................         --         --        4,037     4.10
  Trust preferred securities.............     13,781       6.74       27,969     6.58
                                             -------       ----      -------     ----
      Total..............................    $36,969       5.39%    $101,685     4.96%
                                             =======       ====      =======     ====

Held-to-maturity:
  U.S. government and agency.............    $ 3,997       3.79%     $21,984     3.89%
  Municipal obligations..................     18,538       4.82       22,648     4.68
  Corporate obligations..................         --         --        4,993     5.61
                                             -------       ----      -------     ----
      Total..............................    $22,535       4.63%     $49,625     4.42%
                                             =======       ====      =======     ====

____________
(1) Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, the CRA Qualified Investment Fund and Legg Mason Value Trust Fund.

     Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at September 30, 2006 is presented below.

                                                         AMOUNTS AT SEPTEMBER 30, 2006 WHICH MATURE IN
                                        ---------------------------------------------------------------------------
                                                            AFTER             AFTER
                                        ONE YEAR         ONE TO FIVE       FIVE TO 10         OVER 10
                                        OR LESS             YEARS             YEARS            YEARS          TOTAL
                                        -------             -----             -----            -----          -----
                                                                    (DOLLARS IN THOUSANDS)
Available-for-sale:
  GinnieMae.........................   $    --           $    --           $    --         $ 1,216          $ 1,216
  FannieMae.........................        --                --             3,882          15,130           19,012
  FreddieMac........................        --                --             7,243          15,771           23,014
  FannieMae Remic...................        --             1,319                --           3,926            5,245
  FreddieMac Remic..................        --                --                --           8,047            8,047
  Collateralized mortgage
       obligations..................        --                --                --           9,480            9,480
                                       -------           -------           -------         -------          -------
       Total........................   $    --           $ 1,319           $11,125         $53,570          $66,014
                                       =======           =======           =======         =======          =======
Weighted average yield..............        --%             4.10%             4.19%           4.86%            4.73%
                                       =======           =======           =======         =======          =======

Held-to-maturity:
  GinnieMae.........................   $    --           $    --           $    --         $   448          $   448
  FannieMae.........................        --                --             3,625           7,545           11,170
  FreddieMac........................        --             5,274             3,624           2,177           11,075
  FannieMae Remic...................        --                --                --           1,837            1,837
  FreddieMac Remic..................        --                --                --           5,883            5,883
  Collateralized mortgage
     obligations....................        --                --                --           5,841            5,841
                                       -------           -------           -------         -------          -------
       Total........................   $    --           $ 5,274           $ 7,249         $23,731          $36,254
                                       =======           =======           =======         =======          =======
Weighted average yield..............        --%             3.77%             3.95%           4.60%            4.35%
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

     The  following  table  shows  the   distribution   of,  and  certain  other
information relating to the Bank's deposits by type as for the periods indicated.

                                                                   YEAR ENDED SEPTEMBER 30,
                                      --------------------------------------------------------------------------------
                                             2006                        2005                         2004
                                      -----------------------      ----------------------       ----------------------
                                       AVERAGE         AVERAGE      AVERAGE        AVERAGE       AVERAGE        AVERAGE
                                       BALANCE          RATE        BALANCE         RATE         BALANCE         RATE
                                       -------          ----        -------         ----         -------         ----
                                                                 (DOLLARS IN THOUSANDS)
Checking accounts:
   Non-interest-bearing..........     $  30,819            --%    $  30,652            --%     $  28,756            -- %
   Interest-bearing..............        41,056          0.54        45,438          0.46         45,018           0.60
Passbook and club accounts.......        70,133          1.12        89,825          1.15         94,489           1.16
Money market accounts............        82,383          4.06        28,585          2.20         16,158           0.79
Certificate accounts.............       167,494          3.89       167,483          3.46        181,244           3.39
                                       --------         -----      --------         -----       --------           ----
         Total...................      $391,885          2.77%     $361,983          2.12%      $365,665           2.09%
                                       ========         =====      ========         =====       ========           ====

     In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2006, the Bank's total retirement funds were $46.5 million or 11.2% of its total deposits.

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

     CERTIFICATES OF DEPOSITS. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2006 are summarized as follows:


MATURITY                                                          AMOUNT
--------                                                          ------
                                                               (IN THOUSANDS)
3 months or less..........................................        $ 3,413
Over 3 months through 6 months............................          5,326
Over 6 months through 12 months...........................         10,174
Over 12 months............................................         15,177
                                                                  -------
         Total............................................        $34,090
                                                                  =======

     BORROWINGS.  The  Bank is  eligible  to  obtain  advances  from the FHLB of
Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2006, the Bank had $165.1 million of advances outstanding, including $94.3 million in long- term advances and $70.8 million in short-term borrowings. Original maturities of long-term debt range from three to ten years. Short-term borrowings represent overnight and three month advances.

     In fiscal 2006, the Bank purchased federal funds as a short-term funding source. Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. At September 30, 2006, the Bank had $7.5 million of federal funds purchased outstanding.

     The Bank also, from time to time, enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Such reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2006, the Bank had $83.6 million in reverse repurchase agreements outstanding, including $8.6 million in retail repurchase agreements and $75.0 million in wholesale structured repurchase agreements.

     During the fiscal year ended September 30, 2006, the Bank began using structured reverse repurchase agreements to replace various FHLB borrowings. The Bank has six separate reverse repurchase agreements with PNC Bank, N.A. ("PNC") and Citigroup Global Markets, Inc. ("CGMI"). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations and mortgage-backed securities which continue to be carried as assets of the Bank and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Each of the agreements provide an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. At September 30, 2006, the Bank had $30.0 million in reverse repurchase agreements that bore interest at a rate equal to three-month LIBOR minus 100 basis points and are scheduled to convert to fixed rates from 4.73% to 4.97% in fiscal 2007. At September 30, 2006, the

Bank had $30.0 million in reverse repurchase agreements with initial fixed rates between 3.98% to 4.65% scheduled to convert in early 2007 to floating rates equal to 9.5% minus three-month LIBOR with a cap of 5.8% and floor of 0.0%. At September 30, 2006, the Bank had an additional $16.0 million in reverse repurchase agreements that had already reset to a fixed rate of 4.64%. The counterparty has the option of terminating the reverse repurchase agreement at the reset date and quarterly thereafter. The counterparty may also terminate the repurchase agreement upon certain events of default including the Bank's failure to maintain well capitalized status. Upon termination, the Bank would be required to repurchase the securities.

     The Company has outstanding subordinated debt in the amount of $10.3 million. The debentures were issued on September 26, 2002 and initially bore a fixed interest rate of 5.35% per annum through December 25, 2004. The rate thereafter adjusts quarterly to the three-month LIBOR plus a margin of 340 basis points provided that the applicable rate may not exceed 11.90% before September 26, 2007. The debentures mature on September 26, 2032 and are callable in whole or in part at par on or after September 26, 2007. The Company has the right to defer payments of interest on the debentures for up to five years. The debt was issued to a Connecticut statutory business trust, FB Statutory Trust II, established by the Company for this purpose. The trust purchased the debentures using funds from the sale of trust preferred securities on substantially the same terms as the subordinated debt.

     The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

                                                                             AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                                      --------------------------------------------------
                                                                           2006               2005               2004
                                                                      ------------         -----------          --------
                                                                                (DOLLARS IN THOUSANDS)
Retail reverse repurchase agreements:
  Average balance outstanding.................................         $    7,146          $   6,715            $ 5,672
  Maximum amount outstanding at any
      month-end during the period.............................              9,282              8,811              7,391
  Weighted average interest rate during the period............               4.44%              2.33%              0.45%
  Balance outstanding at end of period........................         $    8,638          $   6,674            $ 5,118
  Weighted average interest rate at end of period.............               4.99%              3.49%              0.45%
Federal funds purchased:
  Average balance outstanding.................................         $    3,329          $      --            $    --
  Maximum amount outstanding at any
       month-end during the period............................              7,500                 --                 --
  Weighted average interest rate during the period............               5.11%                --%                --%
  Balance outstanding at end of period........................         $    7,500          $      --            $    --
  Weighted average interest rate at end of period.............               5.41%                --%                --%
FHLB Repoplus Advances:
  Average balance outstanding.................................         $   73,111          $  79,860            $44,601
  Maximum amount outstanding at any
       month-end during the period............................            131,520            110,800             63,910
  Weighted average interest rate during the period............               4.60%              2.88%              1.91%
  Balance outstanding at end of period........................         $      --           $ 110,800            $63,910
  Weighted average interest rate at end of period.............                -- %              3.84%              1.91%
FHLB Revolving Line of Credit::
  Average balance outstanding.................................         $   14,546          $      --            $    --
  Maximum amount outstanding at any
       month-end during the period............................             73,611                 --                 --
  Weighted average interest rate during the period............               5.35%                --%                --%
  Balance outstanding at end of period........................         $   70,768          $      --            $    --
  Weighted average interest rate at end of period.............               5.30%                --%                --%
Total average short-term borrowings...........................         $   98,132          $  86,575            $50,273
Average interest rate of total short-term borrowings..........               5.28%              3.82%              1.80%

EMPLOYEES

     At September 30, 2006, the Company had 132 full-time and 28 part-time employees. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

     The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The average balance of loans receivable includes non-accrual loans. Interest income on tax exempt investments has been adjusted for federal income tax purposes using an assumed rate of 34%.

                                                                                              YEAR ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------------------------
                                                              2006                                     2005
                                                ------------------------------------    ------------------------------------
                                                AVERAGE                    AVERAGE      AVERAGE                     AVERAGE
                                                BALANCE      INTEREST     YIELD/COST    BALANCE      INTEREST     YIELD/COST
                                                -------      --------     ----------    -------      --------     ----------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable..........................     $396,544      $24,439         6.16%    $314,157      $18,859         6.00%
 Mortgage-backed securities................      116,770        5,054         4.33      136,821        5,387         3.94
 Investment securities and FHLB stock:
    Taxable................................      122,056        5,795         4.75      136,267        5,524         4.05
    Non-taxable............................       45,431        2,938         6.47       40,459        2,736         6.76
 Interest-earning deposits.................          404           35         8.66          869            8         0.91
                                                --------      -------       ------     --------      -------       ------
    Total interest-earning assets..........      681,205       38,261         5.62      628,573       32,514         5.17
                                                --------      -------       ------     --------      -------       ------
Non-interest-earning assets................       28,167                                 27,879
                                                --------                               --------
  Total assets.............................     $709,372                               $656,452
                                                ========                               ========

Interest-bearing liabilities:
 Deposits..................................     $394,743      $10,894         2.76%    $363,686      $ 7,710         2.12%
 Short-term borrowings.....................      100,368        4,707         4.69       86,913        2,507         2.88
 Securities sold under agreement to
    repurchase............................        33,685        1,352         4.01        6,715          131         1.95
 Long-term debt...........................       124,377        5,998         4.82      143,986        6,816         4.73
 Subordinated debt.........................       10,310          863         8.37       10,310          659         6.39
                                                --------      -------       ------     --------      -------       ------
  Total interest-bearing liabilities......       663,483       23,814         3.59      611,610       17,823         2.91
                                                --------      -------       ------     --------      -------       ------

Non-interest bearing liabilities...........        3,598                                  2,895
                                                --------                               --------
 Total liabilities.........................      667,081                                614,505
Stockholders' equity.......................       42,291                                 41,947
                                                --------                               --------
 Total liabilities and stockholders' equity     $709,372                               $656,452
                                                ========                               ========
Net interest income........................                   $14,447                                $14,691
                                                              =======                                =======
Interest rate spread(1)....................                                  2.03%                                  2.26%
                                                                           ======                                 ======
Net interest margin(2).....................                                  2.12%                                  2.34%
                                                                           ======                                 ======
Ratio of average interest-earning assets
 to average interest-bearing liabilities...                                102.67%                                102.77%
                                                                           ======                                 ======

                                                         YEAR ENDED SEPTEMBER 30,
                                                   --------------------------------------
                                                                        2004
                                                   --------------------------------------
                                                   AVERAGE                      AVERAGE
                                                   BALANCE       INTEREST      YIELD/COST
                                                   -------       --------      ----------
                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable..........................       $280,676        $17,401           6.20%
 Mortgage-backed securities................        125,940          4,440           3.53
 Investment securities and FHLB stock:
    Taxable................................        146,037          5,296           3.63
    Non-taxable............................         46,183          3,177           6.88
 Interest-earning deposits.................            654              3           0.49
                                                  --------        -------          -----
    Total interest-earning assets..........        599,490         30,317           5.06
                                                  --------        -------          -----
Non-interest-earning assets................         27,928
                                                  --------
  Total assets.............................       $627,418
                                                  ========

Interest-bearing liabilities:
 Deposits..................................       $365,665        $ 7,635           2.09%
 Short-term borrowings.....................         44,757            732           1.64
 Securities sold under agreement to
    repurchase............................           5,672             57           1.01
 Long-term debt...........................         157,114          7,081           4.51
 Subordinated debt.........................         10,310            500           4.85
                                                  --------        -------          -----
  Total interest-bearing liabilities......         583,518         16,005           2.75
                                                  --------        -------          -----

Non-interest bearing liabilities...........          3,203
                                                  --------
 Total liabilities.........................        586,721
Stockholders' equity.......................         40,697
                                                  --------
 Total liabilities and stockholders' equity       $627,418
                                                  ========
Net interest income........................                       $14,312
                                                                  =======
Interest rate spread(1)....................                                        2.31%
                                                                                 ======
Net interest margin(2).....................                                        2.39%
                                                                                 ======
Ratio of average interest-earning assets
 to average interest-bearing liabilities...                                      102.74%
                                                                                 ======

____________
(1) Interest rate spread is the difference between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

     The following table presents certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate), and (2) changes in rate (change in rate multiplied by old volume). Changes in rate/volume (change in rate multiplied by change in volume) have been allocated between changes in rate and changes in volume based on the absolute values of each. Interest income on tax exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

                                                                              YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------
                                                         2006        VS.      2005          2005        VS.         2004
                                                      ----------------------------        -------------------------------
                                                           INCREASE (DECREASE)                 INCREASE (DECREASE)
                                                                  DUE TO                             DUE TO
                                                      -----------------------------       ------------------------------
                                                      VOLUME        RATE        NET        VOLUME      RATE        NET
                                                      ------        ----        ---        ------      ----        ----
                                                                                    (IN THOUSANDS)
Interest income on interest-earning assets:
  Mortgage loans.................................    $4,427        $  (336)     $4,091    $ 2,089     $ (777)      $1,312
  Mortgage-backed securities.....................      (788)           455        (333)       383        564          947
  Installment loans..............................       626            251         877        255        (48)         207
  Commercial business loans and leases...........       (77)           688         611       (206)       146          (60)
  Investment securities and other investments....      (493)           994         501       (828)       619         (209)
                                                     ------        -------      ------    -------     ------       ------
    Total interest-earning assets................     3,695          2,052       5,747      1,693        504        2,197
                                                     ------        -------      ------    -------     ------       ------
Interest expense on interest-bearing liabilities:
  Deposits.......................................       548          2,636       3,184        (42)       117           75
  Borrowed funds.................................       849          1,754       2,603      1,192        392        1,584
  Subordinated debt..............................        --            204         204         --        159          159
                                                     ------        -------      ------    -------     ------       ------
    Total interest-bearing liabilities...........     1,397          4,594       5,991      1,150        668        1,818
                                                     ------        -------      ------    -------     ------       ------
    Net change in net interest income............    $2,298        $(2,542)     $ (244)   $   543     $ (164)      $  379
                                                     ======        =======      ======    =======     ======       ======

CERTAIN RATIOS

                                                                     YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------------------------
                                                           2006               2005               2004
                                                         ----------------------------------------------
Return on average assets....................               0.59%              0.59%               0.69%
Return on average equity....................               9.89%              9.24%              10.62%
Average equity to assets ratio..............               5.96%              6.39%               6.49%
Dividend payout ratio ......................              39.13%             37.64%              29.75%

                           SUPERVISION AND REGULATION

     Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE COMPANY

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

     The Code also provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to us by the Code is significantly restricted by the Federal Deposit Insurance Act.

     FEDERAL DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Previously, the FDIC administered two separate insurance funds, the Bank Insurance Fund, which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund, which generally insured savings association deposits. The Bank, which was previously a state savings association, remained a member of the Savings Association Insurance Fund and its deposit accounts are insured by the FDIC, up to prescribed limits.

     Under the Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which was signed into law on February 15, 2006: (I) the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has also been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

     The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

         Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with an estimated assessment credit of $420,000 for premiums paid prior to 1996.

         In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2006 is approximately .0124% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         REGULATORY CAPITAL REQUIREMENTS. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2006, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The FDIC's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships.

     The FDIC's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk- weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk- weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

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

     The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2006.

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

     As a member, it is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount not less than 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB, if any, plus

0.7% of its unused borrowing capacity, whichever is greater. At September 30, 2006, the Bank was in compliance with this requirement.

     FEDERAL RESERVE SYSTEM. The Federal Reserve requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2006, the Bank met its reserve requirements.

     LOANS TO ONE BORROWER. Under Pennsylvania and federal law, Pennsylvania savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of September 30, 2006, the Bank's loans-to-one borrower limitations were $7.2 million and $12.0 million, pursuant to the 15% and 25% limits, respectively, and it was in compliance with such limitations.

ITEM 1A.  RISK FACTORS
----------------------

     In determining whether to invest in our securities, investors should consider, among other factors, the following:

     IF WE EXPERIENCE LOAN LOSSES IN EXCESS OF OUR ALLOWANCE, OUR EARNINGS WILL BE ADVERSELY AFFECTED.

     The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

     As of September 30, 2006, our allowance for loan losses was approximately $2.9 million which represented 0.66% of outstanding loans. At such date, we had thirty-three nonperforming loans totaling $2.7 million. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

MANY OF OUR LOANS ARE TO COMMERCIAL BORROWERS, WHICH HAVE A HIGHER DEGREE OF RISK THAN OTHER TYPES OF LOANS.

     Commercial loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the economy. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired.


MOST OF OUR LOANS ARE SECURED, IN WHOLE OR IN PART, WITH REAL ESTATE COLLATERAL WHICH IS SUBJECT TO DECLINES IN VALUE.

     In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of September 30, 2006, approximately 91.0% of our loans, including loans held for sale, had real estate as a primary or secondary component of collateral. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

OUR BUSINESS IS GEOGRAPHICALLY CONCENTRATED AND IS SUBJECT TO REGIONAL ECONOMIC FACTORS THAT COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

     Substantially all of our business is with customers in our market area of Allegheny and Butler Counties. Most of our customers are consumers and small and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in our markets could adversely affect our borrowers, their ability to repay their loans and to borrow additional funds, and consequently our financial condition and performance.

     Additionally, we often secure our loans with real estate collateral, most of which is located in Allegheny and Butler Counties. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

THE LOSS OF SENIOR EXECUTIVE OFFICERS AND CERTAIN OTHER KEY PERSONNEL COULD HURT OUR BUSINESS.

     Our success depends, to a great extent, upon the services of Richard G. Spencer, our President and Chief Executive Officer, and Michael A. Mooney, our Executive Vice President and Chief Lending Officer. The unexpected loss of these individuals could have a material adverse effect on our operations.

From time to time, we also need to recruit personnel to fill vacant positions for experienced lending and credit administration officers. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, marketing and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the expansion of the functions necessary for our future growth. Our inability to hire or retain key personnel could have a material adverse effect on our results of operations.

OUR LEGAL LENDING LIMITS ARE RELATIVELY LOW AND RESTRICT OUR ABILITY TO COMPETE FOR LARGER CUSTOMERS.

     At September 30, 2006, our lending limit per borrower was approximately $12.0 million, or approximately 25% of our capital. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

                        RISKS RELATED TO OUR COMMON STOCK

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK, WHICH MAY ADVERSELY IMPACT YOUR ABILITY TO SELL YOUR SHARES AND THE PRICE YOU RECEIVE FOR YOUR SHARES.

     Although our common stock is quoted on the Nasdaq Global Market, there has been limited trading activity in our stock and an active trading market is not expected to develop. This means that there may be limited liquidity for our common stock, which may make it difficult to buy or sell our common stock, may negatively affect the price of our common stock and may cause volatility in the price of our common stock.

THERE ARE RESTRICTIONS ON OUR ABILITY TO PAY CASH DIVIDENDS.

     Although we have paid cash dividends on a quarterly basis since 1987, there is no assurance that we will continue to pay cash dividends. Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to applicable federal and state laws that impose restrictions on our ability to pay dividends.

OUR COMMON STOCK IS NOT INSURED AND YOU COULD LOSE THE VALUE OF YOUR ENTIRE INVESTMENT.

     An investment in shares of our common stock is not a deposit and is not insured against loss by the government.

OUR MANAGEMENT AND SIGNIFICANT SHAREHOLDERS CONTROL A SUBSTANTIAL PERCENTAGE OF OUR STOCK AND THEREFORE HAVE THE ABILITY TO EXERCISE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

     As of September 30, 2006, our directors and executive officers beneficially owned approximately 718,771 shares, or approximately 22.0% of our outstanding common stock, including options to purchase approximately 313,342 shares, in the aggregate, of our common stock at exercise prices ranging from $7.43 to $22.91 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

WE MAY ISSUE ADDITIONAL SHARES OF COMMON OR PREFERRED STOCK, WHICH MAY DILUTE THE OWNERSHIP AND VOTING POWER OF OUR SHAREHOLDERS AND THE BOOK VALUE OF OUR COMMON STOCK.

     We are currently authorized to issue up to 10,000,000 shares of common stock of which 2,960,496 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 497,442 shares of common stock have been reserved for issuance under our stock option plans including a total of 389,342 shares of common stock have been reserved for issuance under options outstanding on September 30, 2006. As of September 30, 2006, options to purchase a total of 337,575 shares were exercisable and had exercise prices ranging from $7.43 to $22.91. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND THE PENNSYLVANIA BUSINESS CORPORATION LAW COULD DETER TAKEOVERS WHICH ARE OPPOSED BY THE BOARD OF DIRECTORS.

     Our articles of incorporation require the approval of 75% of our outstanding shares for any merger or consolidation unless the transaction meets certain fair price criteria or the business combination has been approved or authorized by the Board of Directors. As a Pennsylvania corporation with a class of securities registered with the Securities and Exchange Commission, the Company is governed by certain provisions of the Pennsylvania Business Corporation Law that, inter alia, permit the disparate treatment of certain shareholders; prohibit calls of special meetings by shareholders; require unanimous written consent for shareholder action in lieu of a meeting; require shareholder approval for certain transactions in which a shareholder has an interest; and impose additional requirements on business combinations with persons who are the beneficial owners of more than 20% of the Company's stock.

OUR SHAREHOLDER RIGHTS PLAN COULD HAVE THE EFFECT OF DETERRING ACCUMULATIONS OF OUR COMMON STOCK.

     The Company has adopted a shareholder rights plan pursuant to which the Company has distributed to each shareholder of record one right for each share held. Each right entitles the holder to purchase 1/100th of a share of the Company's Junior Participating Preferred Stock, Series A which has voting and rights comparable to the share of common stock. The rights do not become exercisable until a person (other than an exempt person) acquires beneficial ownership of 10% or more of the Company's outstanding common stock or commences a tender or exchange offer that would result in the person becoming a 10% or greater beneficial owner (an "Acquiring Person"). In that event, each rights holder other than the Acquiring Person will be entitled to purchase shares of the Company's Junior Participating Preferred Stock, Series A having value equal to twice the exercise price of the rights. In the event the Company merges with an Acquiring Person or an affiliate or associate of the Acquiring Person, the rights entitle holders other than the Acquiring Person to purchase a similar amount of that entity's stock at half price. The effect of the shareholder rights plan would be to significantly dilute the ownership of an Acquiring Person which may deter persons from accumulating large positions in our common stock.

                          RISKS RELATED TO OUR INDUSTRY

WE OPERATE IN A COMPETITIVE MARKET WHICH COULD CONSTRAIN OUR FUTURE GROWTH AND PROFITABILITY.

     We operate in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial intermediaries operating in our market area offer certain services, such as international banking services, which we do not offer. Moreover, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

WE ARE REQUIRED TO COMPLY WITH EXTENSIVE AND COMPLEX GOVERNMENTAL REGULATION WHICH CAN ADVERSELY AFFECT OUR BUSINESS.

     Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. We are subject to supervision and periodic examination by the Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and the Pennsylvania Department of Banking. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution's growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. We are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any such changes may have on our future business and earnings prospects. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitability.

     In addition, the monetary policies of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Among the instruments of monetary policy used by the FRB to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the FRB or to existing federal and state legislation or the effect that such change may have on our future business and earnings prospects.

     During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities which compete directly with traditional bank business.

WE REALIZE INCOME PRIMARILY FROM THE DIFFERENCE BETWEEN INTEREST EARNED ON LOANS AND INVESTMENTS AND INTEREST PAID ON DEPOSITS AND BORROWINGS, AND CHANGES IN INTEREST RATES MAY ADVERSELY AFFECT OUR PROFITABILITY AND ASSETS.

     Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

     Interest rates affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

AS A PUBLIC COMPANY, WE ARE SUBJECT TO NUMEROUS REPORTING REQUIREMENTS THAT ARE CURRENTLY EVOLVING AND COULD SUBSTANTIALLY INCREASE OUR OPERATING EXPENSES AND DIVERT MANAGEMENT'S ATTENTION FROM THE OPERATION OF OUR BUSINESS.

     The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC has promulgated new rules covering a variety of subjects. Compliance with these new rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, compliance with the requirements has taken a significant amount of management's and the Board of Directors' time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

     As directed by Section 404 of the Sarbanes-Oxley Act, the SEC has adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting beginning with fiscal years ending after December 15, 2007. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting beginning with fiscal years ending after December 15, 2008. The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
-----------------------------------

     Not applicable.

ITEM 2. PROPERTIES.
-------------------

     At September 30, 2006, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and twelve full-service branch offices located in Allegheny and Butler counties. The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2006.

                     LOCATION                                                         LEASE EXPIRATION
-----------------------------------------------------                                 DATE INCLUDING
                            ADDRESS                            COUNTY              LEASE OR OWN OPTIONS
----------------------------------------------------           ------              --------------------
MAIN OFFICE
1009 Perry Highway                                            Allegheny                   Own
Pittsburgh, PA 15237

BRANCH OFFICES:
3300 Brighton Road                                            Allegheny                   Own
Pittsburgh, PA 15212

251 South Main Street                                         Butler                      Own
Zelienople, PA 16063

312 Beverly Road                                              Allegheny                   Lease 7/31/08
Pittsburgh, PA 15216

6000 Babcock Blvd.                                            Allegheny                   Lease 11/30/07
Pittsburgh, PA 15237

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

100 Broadway Street                                           Allegheny                   Own
Carnegie, PA  15106

1729 Lowrie Street                                            Allegheny                   Own
Pittsburgh, PA 15212

1339 Freedom Road                                             Butler                      Lease 2/28/13
Cranberry Township, PA 16066

ADMINISTRATIVE OFFICES:
Loan Center                                                   Allegheny                   Lease 9/30/07
1014 Perry Highway
Pittsburgh, PA 15237

Operations Center                                             Allegheny                   Own
1015 Perry Highway
Pittsburgh, PA 15237

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

ITEMS 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY,  AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------

     (a) MARKET FOR COMMON EQUITY. The information contained under the section captioned "Stock Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2006 filed as Exhibit 13 hereto (the "Annual Report") is incorporated herein by reference. During the period under report, the Registrant did not sell any equity securities that were not registered under the Securities Act of 1933.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference.

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

         (D)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                  PLANS

                                                (A)                     (B)                         (C)
                                                                                             NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES        WEIGHTED-AVERAGE        REMAINING AVAILABLE FOR
                                         TO BE ISSUED UPON        EXERCISE PRICE OF         FUTURE ISSUANCE UNDER
                                            EXERCISE OF              OUTSTANDING          EQUITY COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,       OPTIONS, WARRANTS         (EXCLUDING SECURITIES
                                       WARRANTS AND RIGHTS           AND RIGHTS           REFLECTED IN COLUMN (A))
                                       -------------------           ----------           ------------------------
Equity compensation plans
 approved by security holders:
    Employees Stock
    Compensation Programs
    and Directors Stock Option
    Plan............................         305,699                  $15.29                          108,100

Equity compensation plans not
 approved by security holders:
    Directors Stock
    Compensation
    Program/Plans(1)................          83,643                   13.45                               --
                                             -------                  ------                          -------
     TOTAL.........................          389,342                  $14.89                          108,100
                                             =======                  ======                          =======

__________
(1) Pursuant to the 2002 Stock Compensation Plan and 2001 Stock Compensation Plan, shares were reserved for issuance pursuant to options granted to eligible persons. The plans provided for automatic grants of options to directors on December 31 of each year in specified amounts. No additional options may be granted under these plans.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
------------------------------------------------

     The information called for by this item is incorporated herein by reference to the section entitled "Independent Registered Public Accounting Firm" in the Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
-------------------------------------------------

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

          1.   Financial Statements

               The following financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2006 which is filed as Exhibit 13 hereto:

               Report of Independent Registered Public Accounting Firm

               Consolidated Statements of Financial Condition as of September 30, 2006 and 2005

               Consolidated Statements of Income for the fiscal years ended September 30, 2006, 2005, and 2004

               Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 2006, 2005, and 2004

               Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2006, 2005, and 2004

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





               4.3    Amendment No. 1 to Rights Agreement (4)
               4.4*   Indenture, dated as of September 26, 2002, between Fidelity Bancorp,
                         Inc. and State Street Bank and Trust Company of Connecticut, National
                         Association
               4.5*   Amended and Restated Declaration of Trust, dated as of September 26,
                         2002, by and among State Street Bank and Trust Company, national
                         Association, as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor
                         and William L. Windisch, Richard G. Spencer and Lisa L. Griffith, as
                         Administrators
               4.6*   Guarantee Agreement, as dated as of September 26, 2002, by and between Fidelity Bancorp, Inc. and State Street Bank and Trust
                         Company of Connecticut, National Association
               10.1** Employee Stock Ownership Plan, as amended (1)
               10.2** 1988 Employee Stock Compensation Program (1)
               10.3** 1993 Employee Stock Compensation Program (5)
               10.4** 1997 Employee Stock Compensation Program (6)
               10.5** 1993 Directors' Stock Option Plan (5)
               10.6** 1998 Group Term Replacement Plan (7)
               10.7** 1998 Salary Continuation Plan Agreement by and between W.L.
                         Windisch, the Company and the Bank (7)
               10.8** 1998 Salary Continuation Plan Agreement by and between R.G.
                         Spencer, the Company and the Bank (7)
               10.9** 1998 Salary Continuation Plan Agreement by and between M.A.
                         Mooney, the Company and the Bank (7)
               10.10** Salary Continuation Agreement with Lisa L. Griffith (2)
               10.11** 1998 Stock Compensation Plan (8)
               10.12** 2000 Stock Compensation Plan (9)
               10.13** 2001 Stock Compensation Plan (10)
               10.14** 2002 Stock Compensation Plan (11)
               10.15** 2005 Stock-Based Incentive Plan(12)
               13      Annual Report to Stockholders for the fiscal year ended September 30,
                         2006
               14      Code of Ethics (2)
               20.1    Dividend Reinvestment Plan (13)
               21      Subsidiaries
               23.1    Consent of Beard Miller Company LLP
               31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
               31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
               32      Section 1350 Certification

_______________
* Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**   Management contract or compensatory plan or arrangement.
(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference from the identically numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.




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

                                    FIDELITY BANCORP, INC.

Date:  December 22, 2006            By:/s/ Richard G. Spencer
                                       -----------------------------------------
                                       Richard G. Spencer
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated


By:/s/ William L. Windisch                                    By: /s/ Richard G> Spencer
   --------------------------------                              -----------------------------------------------
   William L. Windisch                                           Richard G. Spencer
   Chairman of the Board and Director                            President, Chief Executive Officer and Director
                                                                 (Principal Executive Officer)

Date:    December 22, 2006                                    Date:    December 22, 2006


By:/s/ J. Robert Gales                                        By: /s/ Robert F. Kastelic
   --------------------------------                              -----------------------------------------------
   J. Robert Gales                                               Robert F. Kastelic
   Director                                                      Director

Date:    December 21, 2006                                    Date:    December 22, 2006


By:/s/ Oliver D. Keefer                                       By:
   --------------------------------                              -----------------------------------------------
    Oliver D. Keefer                                              Charles E. Nettrour
    Director                                                      Director

Date:    December 21, 2006                                    Date:


By:/s/ Joanne Ross Wilder                                     By: /s/ Donald J. Huber
   --------------------------------                              -----------------------------------------------
   Joanne Ross Wilder                                            Donald J. Huber
   Director                                                      Director

Date:    December 22, 2006                                    Date:    December 21, 2006


By: /s/ Christopher S. Green                                  By: /s/ Lisa L. Griffith
   --------------------------------                              -----------------------------------------------
   Christopher S. Green                                          Lisa L. Griffith
   Director                                                      Senior Vice President and
                                                                       Chief Financial Officer
Date:    December 21, 2006                                             (Principal Financial and Accounting Officer)

                                                              Date:    December 22, 2006