Form 10-Q
period 2006-12-31
FIDELITY BANCORP INC
filed 2007-02-13
CIK 769207

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

     For the quarterly period ended December 31, 2006
                                    -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

                         Commission file number 0-22288
                                                -------

                             Fidelity Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     25-1705405
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

               1009 Perry Highway, Pittsburgh, Pennsylvania, 15237
             ------------------------------------------------------
                    (Address of principal executive offices)

                                  412-367-3300
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             ------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).: [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
             2,984,368 shares, par value $0.01, at January 31, 2007
             ------------------------------------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                                   Page
------------------------------                                                   ----

Item 1.        Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition as of                 3
               December 31, 2006 and September 30, 2006

               Consolidated Statements of Income for the Three Months Ended         4
               December 31, 2006 and 2005

               Consolidated Statements of Cash Flows for the Three Months Ended   5-6
               December 31, 2006 and 2005

               Consolidated Statements of Changes in Stockholders' Equity           7
               for the Three Months Ended December 31, 2006 and 2005

               Notes to Consolidated Financial Statements                           8

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                               15

Item 3.        Quantitative and Qualitative Disclosures About Market Risk          24

Item 4.        Controls and Procedures                                             24


Part II - Other Information
---------------------------

Item l.         Legal Proceedings                                                  24

Item 1A.        Risk Factors                                                       24

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds        24

Item 3.         Defaults Upon Senior Securities                                    24

Item 4.         Submission of Matters to a Vote of Security Holders                24

Item 5.         Other Information                                                  25

Item 6.         Exhibits                                                        25-26

Signatures                                                                         27


Part I - Financial Information
Item 1.  Financial Statements
                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                           December 31,       September 30,
              Assets                                          2006                 2006
              ------                                       ---------            ---------
Cash and due from banks                                    $   9,130            $   8,480
Interest-bearing demand deposits with other institutions       1,943                  187
                                                           ---------            ---------
    Cash and Cash Equivalents                                 11,073                8,667

Securities available-for-sale                                162,731              165,449
  (amortized cost of  $164,713 and $167,699)
Securities held-to-maturity                                   82,480               85,879
  (fair value of $81,570 and $84,851)
Loans held for sale                                              449                   40
Loans receivable, net of allowance $2,693 and $2,917         450,542              439,027
Foreclosed real estate, net                                      101                  215
Restricted investments in bank stock, at cost                  9,156                9,132
Office premises and equipment, net                             5,979                6,073
Accrued interest receivable                                    3,600                3,359
Other assets                                                  12,598               12,891
                                                           ---------            ---------
       Total Assets                                        $ 738,709            $ 730,732
                                                           =========            =========
              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                 $  33,904            $  32,927
      Interest bearing                                       379,125              381,255
                                                           ---------            ---------
          Total Deposits                                     413,029              414,182

   Short-term borrowings                                      64,343               78,625
   Subordinated debt                                          10,310               10,310
   Securities sold under agreement to repurchase              85,397               83,638
   Advance payments by borrowers for taxes and insurance       3,037                1,508
   Long-term debt                                            114,234               94,292
   Other liabilities                                           3,337                3,982
                                                           ---------            ---------
       Total Liabilities                                     693,687              686,537
                                                           ---------            ---------
Stockholders' equity:
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 3,589,775
      and 3,569,525 shares issued, respectively                   36                   35
   Paid-in capital                                            45,007               44,774
   Retained earnings                                          11,492               11,076
   Accumulated other comprehensive loss                       (1,308)              (1,485)
   Treasury stock, at cost - 609,029 shares                  (10,205)             (10,205)
                                                           ---------            ---------
       Total Stockholders' Equity                             45,022               44,195
                                                           ---------            ---------

       Total Liabilities and Stockholders' Equity          $ 738,709            $ 730,732
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


                                                     Three Months Ended
                                                        December 31,
                                                     ------------------
                                                        2006      2005
                                                      -------   -------
Interest income:
   Loans                                              $ 7,021   $ 5,479
   Mortgage-backed securities                           1,090     1,323
   Investment securities - taxable                      1,571     1,348
   Investment securities - tax-exempt                     483       508
   Other                                                    8         6
                                                      -------   -------
      Total interest income                            10,173     8,664
                                                      -------   -------

Interest expense:
   Deposits                                             3,199     2,247
   Short-term borrowings                                1,033     1,207
   Subordinated debt                                      234       198
   Securities sold under agreement to repurchase          960        58
   Long-term debt                                       1,297     1,644
                                                      -------   -------
      Total interest expense                            6,723     5,354
                                                      -------   -------

Net interest income                                     3,450     3,310

Provision for loan losses                                 175       125
                                                      -------   -------

Net interest income after provision for loan losses     3,275     3,185
                                                      -------   -------

Other income:
   Loan service charges and fees                           82        77
   Realized gain on sales of securities, net               72       141
   Gain on sales of loans                                  15        13
   Deposit service charges and fees                       322       362
   Non-insured investment products                        104        83
   Other                                                  271       266
                                                      -------   -------
      Total other income                                  866       942
                                                      -------   -------

Operating expenses:
   Compensation and benefits                            2,032     1,885
   Office occupancy and equipment expense                 279       258
   Depreciation and amortization                          163       175
   Loss on sales of foreclosed real estate                 43         -
   Foreclosed real estate expense                           3         5
   Amortization of intangible assets                       10        11
   Other                                                  575       572
                                                      -------   -------
      Total operating expenses                          3,105     2,906
                                                      -------   -------

Income before income tax provision                      1,036     1,221
Income tax provision                                      204       257
                                                      -------   -------
Net income                                            $   832   $   964
                                                      =======   =======
Basic earnings per common share                       $   .28   $   .33
                                                      =======   =======
Diluted earnings per common share                     $   .27   $   .32
                                                      =======   =======
Dividends per common share                            $   .14   $   .13
                                                      =======   =======

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------------------
                                 (in thousands)

                                                                   Thrre Months Ended December 31,
                                                                         2006        2005
                                                                       --------    --------
Operating Activities:
---------------------
     Net income                                                        $    832    $    964
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                          175         125
         Loss on sales of foreclosed real estate                             43        --
         Provision for depreciation and amortization                        163         175
         Deferred loan fee amortization                                     (27)        (34)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                            67         245
         Amortization of intangibles                                         10          11
         Net gain on sale of securities                                     (72)       (141)
         Net gain on sale of loans                                          (15)        (13)
         Origination of loans held-for-sale                              (1,927)       (922)
         Proceeds from sale of loans held-for-sale                        1,533       1,183
         Increase in accrued interest receivable                           (241)       (172)
         Increase in prepaid income taxes                                  (145)       (107)
         Increase (decrease) in interest payable                            309        (197)
         Increase in cash surrender value of life insurance policies        (51)        (48)
         Noncash compensation expense related to stock benefit plans         16          17
         Contribution to ESOP                                              (247)       (240)
         Changes in other assets                                            382          99
         Changes in other liabilities                                      (576)       (136)
                                                                       --------    --------
         Net cash provided by operating activities                          229         809
                                                                       --------    --------


Investing Activities:
---------------------

     Proceeds from sales of securities available-for-sale                   434         232
     Proceeds from maturities and principal repayments of
        securities available-for-sale                                     4,196       7,268
     Purchases of securities available-for-sale                          (1,656)     (8,317)
     Proceeds from maturities and principal repayments of
        securities held-to-maturity                                       3,296       6,190
     Net increase in loans                                              (11,668)    (26,792)
     Proceeds from sale of foreclosed real estate                            71           -
     (Purchases) redemptions of FHLB stock                                  (24)        104
     Additions to office premises and equipment                             (69)        (35)
                                                                       --------    --------
     Net cash used in investing activities                               (5,420)    (21,350)
                                                                       --------    --------

Continued on page 6.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited) (Cont'd.)
           -----------------------------------------------------------
                                 (in thousands)

                                                                    Three Months Ended December 31,
                                                                          2006        2005
                                                                      --------    --------
Financing Activities:
---------------------
Net (decrease) increase in deposits                                   $ (1,153)   $ 13,324
Increase (decrease) in repurchase agreements                             1,759        (686)
Net (decrease) increase in short-term borrowings                       (14,282)      9,601
Proceeds from long-term borrowings                                      20,000           -
Repayments of long-term borrowings                                         (58)     (1,564)
Increase in advance payments by borrowers for taxes and insurance        1,529       1,407
Cash dividends paid                                                       (416)       (382)
Stock options exercised                                                    165         120
Proceeds from sale of stock through Dividend Reinvestment Plan              39          35
Excess tax benefit realized on stock-based compensation                     14          29
                                                                      --------    --------

Net cash provided by financing activities                                7,597      21,884
                                                                      --------    --------

Increase in cash and cash equivalents                                    2,406       1,343

Cash and cash equivalents at beginning of period                         8,667       9,870
                                                                      --------    --------

Cash and cash equivalents at end of period                            $ 11,073    $ 11,213
                                                                      ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                           $  6,416    $  5,551
                                                                      ========    ========
  Income taxes                                                        $    330    $    373
                                                                      ========    ========

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

Transfer of loans to foreclosed real estate                           $      5    $      -
                                                                      ========    ========


See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
                        (in thousands, except share data)

                                                                                                       Accumulated
                                                       Additional                                        Other
                                          Common        Paid-in     Treasury          Retained        Comprehensive
                                          Stock         Capital      Stock            Earnings           (Loss)            Total
                                          ------       --------     --------           -------          --------          -------
Balance at September 30, 2005              $  35       $ 44,250      $(9,808)          $ 8,486           $  (914)        $ 42,049
Comprehensive income:
     Net income                                                                            964                                964
     Other comprehensive income,
       net of tax of ($360)                                                                                 (700)            (700)
     Reclassification adjustment,
       net of tax of ($48)                                                                                   (93)             (93)
                                                                                                                          -------
Total comprehensive income                                                                                                    171

Stock-based compensation expense                             17                                                                17
Stock options exercised, including tax
  benefit of $29                                            149                                                               149
Cash dividends declared                                                                   (382)                              (382)
Sale of stock through Dividend
  Reinvestment Plan                                          35                                                                35
                                          ------       --------     --------           -------          --------          -------

Balance at December 31, 2005               $  35       $ 44,451      $(9,808)          $ 9,068          $ (1,707)         $42,039
                                           =====       ========      =======           =======          ========          =======


Balance at September 30, 2006              $  35       $ 44,774     $(10,205)          $11,076          $ (1,485)         $44,195
Comprehensive income:
     Net income                                                                            832                                832
     Other comprehensive income,
       net of tax of $116                                                                                     225             225
     Reclassification adjustment,
       net of tax of ($24)                                                                                   (48)             (48)
                                                                                                                          -------
Total comprehensive income                                                                                                  1,009

Stock-based compensation expense                             16                                                                16
Stock options exercised, including tax
  Benefit of $14                                            179                                                               179
Cash dividends declared                                                                   (416)                              (416)
Sale of stock through Dividend
  Reinvestment Plan                            1             38                                                                39
                                          ------       --------     --------           -------          --------          -------

Balance at December 31, 2006              $   36       $ 45,007     $(10,205)          $11,492          $ (1,308)         $45,022
                                          ======       ========     ========           =======          ========          =======

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Unaudited)
                                December 31, 2006

(1) Consolidation
    -------------
The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the "Bank"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------
The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2006. The results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007 or any future interim period.

(3) New Accounting Standards
    ------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an
interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In  September  2006,  the  FASB  issued  FASB  Statement  No.  157,  Fair  Value
Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our financial statements.

In September 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is effective for publicly-held companies for fiscal years ending after November 15, 2006. We are currently evaluating the potential impact, if any, of the adoption of SAB 108 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

In October 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 123R-6, "Technical Corrections of FASB Statement No. 123(R)" ("FSP 123(R)-6"). FSP 123(R)-6 amends FSP 123(R) to revise the computation of minimum compensation cost that must be recognized, to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and to amend the definition of short-term inducement to exclude an offer to settle an award. The adoption of FSP 123(R)-6 did not have a material impact on our consolidated financial position, results of operations or cash flows.

(4) Stock Based Compensation
    ------------------------

As of December 31, 2006, the Company had six share-based compensation plans, which are described below.

The Company's 2005 Stock-Based Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 165,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market value of the common stock on the date of the grant, the options generally vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of December 31, 2006, 108,100 options remain unawarded. No share awards have been made under the plan.

The Company also maintains the 1997 Employee Stock Compensation Program, which was shareholder approved. At December 31, 2006, no remaining options were available for grant under this program. Option awards under this program were granted with an exercise price equal to the market value of the common stock on the date of grant, had vesting periods from zero to two years, and had contractual terms from seven to ten years. Option awards under this program provide for accelerated vesting if there is a change in control, as defined in the programs.

The Company also maintains the 1998 Stock Compensation Program, the 2000 Stock Compensation Plan, the 2001 Stock Compensation Plan, and the 2002 Stock Compensation Plan, which provided for the grant of stock options to non-employee directors. At December 31, 2006, no remaining options were available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, were exercisable immediately, and had contractual terms of ten years.

The following table provides information about options outstanding for the three-months ended December 31, 2006:

                                                                                                       Weighted           Weighted
                                                                                                       Average             Average
                                                                                                       Exercise          Grant Date
                                                                               Shares                   Price            Fair Value
                                                                      ------------------    ----------------------------------------
  Options outstanding, beginning of period                                      389,342                     $14.89            $2.82
  Granted                                                                             -                          -                -
  Forfeited                                                                           -                          -                -
  Exercised                                                                    (18,242)                       9.04             2.19
                                                                      ------------------    ----------------------------------------
  Options outstanding, end of period                                            371,100                     $15.18
                                                                                                                              $2.85
                                                                      ==================    ========================================
  Options exercisable end of period                                             319,999                     $14.52            $2.76
                                                                      ------------------    ----------------------------------------


The following table provides information about unvested options outstanding for the three-months ended December 31, 2006:

                                                                                                                      Weighted
                                                                                                                       Average
                                                                                                                     Grant Date
                                                                                                  Shares             Fair Value
                                                                                        --------------------------------------------
                                   Unvested options, beginning of period                          51,767               $  3.37
                                   Granted                                                             -                     -
                                   Vested                                                           (666)                 3.25
                                   Forfeited                                                           -                     -
                                                                                        --------------------------------------------
                                   Unvested options, period end                                   51,101               $  3.43
                                                                                        ============================================

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

                                              Three Months Ended December 31,
                                              2006                       2005
                                              ----                       ----
Proceeds of options exercised              $164,908                   $120,254
Related tax benefit recognized               14,000                     29,000
Intrinsic value of options exercised        217,937                    159,309

The  following  table  provides   information  about  options   outstanding  and
exercisable options at December 31, 2006:

                                                                    Options                                     Exercisable
                                                                  Outstanding                                     Options
                                                 ---------------------------------------------- ------------------------------------
        Number                                                      371,100                                       319,999
        Weighted average exercise price                             $15.18                                        $14.52
        Aggregate intrinsic value                                 $1,597,561                                    $1,597,561
        Weighted average contractual term                         4.95 years                                    4.81 years

                                                   Options Outstanding                                 Exercisable Options
                                   ---------------------------------------------------- --------------------------------------------
                                                                   Weighted                                             Weighted
                                                                    Average                                             Average
                                                                   Remaining                                            Exercise
                                                                  Contractual                                          Price Per
Exercise price                            Shares                 Life (in yrs)                  Shares                   Share
--------------------------------------------------------------------------------------- --------------------------------------------
$7.43-8.23                                 50,949                    3.55                       50,949                   $7.79
$10.70-14.41                              182,634                    4.52                      182,634                   12.92
$18.87-22.91                              137,517                    6.04                       86,416                   21.87
                                   ---------------------------------------------------- --------------------------------------------

                              Total       371,100                    4.95                      319,999                   $14.52
                                   ==================================================== ============================================

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

                                       Three Months Ended December 31,
                                                2006           2005
                                               ------         ------
Numerator:
Net Income                                     $  832         $  964
                                               ------         ------
Denominator:
  Denominator for basic earnings per
  share - weighted average shares               2,970          2,952
Effect of dilutive securities:
  Employee stock options                           73            101
                                               ------         ------
Denominator for diluted earnings per
share - weighted average
  Shares and assumed conversions                3,043          3,053
                                               ------         ------
Basic earnings per share                       $  .28         $  .33
                                               ------         ------
Diluted earnings per share                     $  .27         $  .32
                                               ------         ------

(6) Loans Receivable
    ----------------
         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                           December 31,       September 30,
                                                               2006               2006
                                                      --------------------------------------
        First mortgage loans:
                       Conventional:
                           1-4 family dwellings              $192,968              $190,040
                           Multi-family dwellings                 254                   259
                       Commercial                              72,985                72,171
                       Construction:
                           Residential                         45,042                42,252
                           Commercial                          18,108                19,147
                                                             --------              --------
                                                              329,357               323,869
                                                             --------              --------

        Less:  Loans in process                               (11,322)              (13,369)
                                                             --------              --------
                                                              318,035               310,500
                                                             --------              --------
        Installment loans:
                       Home equity                             90,583                90,263
                       Consumer loans                             402                   440
                       Other                                    2,508                 2,603
                                                             --------              --------
                                                               93,493                93,306
                                                             --------              --------
        Commercial business loans and leases:
                       Commercial business loans               41,468                37,930
                       Commercial leases                          207                   236
                                                             --------              --------
                                                               41,675                38,166
                                                             --------              --------

        Less:  Allowance for loan losses                       (2,693)               (2,917)
                                                             --------              --------

        Unearned discounts and fees                                32                  (28)
                                                             --------              --------

                       Loans receivable, net                 $450,542              $439,027
                                                             --------              --------

(7) Allowance for Loan Losses
    -------------------------
Changes in the allowance for loan losses for the three months ended December 31, 2006, fiscal year ended September 30, 2006, and for the three months ended December 31, 2005 are as follows (dollar amounts in thousands):

                                     Quarter Ended          Year Ended         Quarter Ended
                                     -------------          ----------         -------------
                                     December 31,          September 30,        December 31,
                                     ------------          -------------        ------------
                                         2006                  2006                 2005
                                         ----                  ----                 ----
Balance at beginning of period          $ 2,917              $ 2,596             $ 2,596
Provision for loan losses                   175                  600                 125
Charge-offs                                (406)                (326)                (57)
Recoveries                                    7                   47                   9
                                         ------               ------              ------
Balance at end of period                 $2,693               $2,917              $2,673
                                         ======               ======              ======

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

At December 31, 2006, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.7 million compared to $1.6 million at December 31, 2005. The current amount of impaired loans does not have a related allowance for loan losses as a result of applying impairment tests prescribed under SFAS No. 114. The average recorded investment in impaired loans during the three months ended December 31, 2006 was $1.9 million compared to $1.8 million for the same period in the prior year. For the three months ended December 31, 2006, the Company recognized $1,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $10,000 of interest income on impaired loans during the three month period ended December 31, 2005.

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

Critical Accounting Policies
----------------------------

Note 1 on pages 10 through 18 of the Company's 2006 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses, evaluation of investments for other than temporary impairment, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 7 "Allowance for Loan Losses" on page 14 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on pages 55 and 56 of the Company's September 30, 2006 Consolidated Financial Statements. At least quarterly, management reviews the available for sale portfolio and identifies all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other than temporary. If the security is deemed other than temporarily impaired it is written down to the current market value and a corresponding charge to earnings is recognized. The Company did not recognize any other than temporary impairment losses on available for sale securities during the three month periods ended December 31, 2006 and 2005. Stock based compensation expense is reported in net income utilizing the fair-value-based method set forth in SFAS No. 123R. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in note 4 "Stock
Based Compensation" on pages 10 through 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in note 13 "Stock Option Plans" on pages 35 and 36 of the Company's September 30, 2006 Consolidated Financial Statements.

Comparison of Financial Condition
---------------------------------

Total assets of the Company increased $8.0 million, or 1.1%, to $738.7 million at December 31, 2006 from $730.7 million at September 30, 2006. Significant changes in individual categories include an increase in interest-bearing demand deposits with other institutions of $1.8 million, an increase in net loans of $11.5 million, a decrease in securities held-to-maturity of $3.4 million, and a decrease in securities available for sale of $2.7 million.

Total liabilities of the Company increased $7.2 million, or 1.0%, to $693.7 million at December 31, 2006 from $686.5 million at September 30, 2006. Significant changes include an increase in long-term debt of $19.9 million, an increase in securities sold under agreement to repurchase of $1.8 million, an increase in advance payments by borrowers for taxes of $1.5 million, a decrease in short-term borrowings of $14.3 million, and a decrease in deposits of $1.2 million. The Company decided to take advantage of the lower interest rates offered on long-term debt to replace short-term borrowings consistent with asset/liability management strategies.

Stockholders' equity increased slightly to $45.0 million at December 31, 2006, compared to $44.2 million at September 30, 2006. This result reflects net income for the three-month period ended December 31, 2006 of $832,000, stock options exercised of $179,000 (including tax benefit of $14,000), stock issued under the Dividend Reinvestment Plan of $39,000, stock based compensation of $16,000, and a decrease in the accumulated other comprehensive loss of $177,000. Offsetting these increases were common stock cash dividends paid of $416,000. Accumulated other comprehensive loss decreased from September 30, 2006 as a result of changes in the net unrealized losses on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at December 31, 2006, to be other than temporary. Because of interest rate volatility, the Company's accumulated other comprehensive loss could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of December 31, 2006 and September 30, 2006 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------
The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

                                                                                December 31,            September 30,
                                                                                    2006                    2006
                                                                                    ----                    ----
        Non-accrual residential real estate loans
            (one-to-four family)                                                   $  511                   $  403

        Non-accrual construction, multi family
            residential and commercial real estate loans                              343                      344

        Non-accrual installment loans                                                 187                      238

        Non-accrual commercial business loans                                       1,378                    1,700
                                                                                   ------                   ------

        Total non-performing loans                                                 $2,419                   $2,685
                                                                                   ======                   ======

        Total non-performing loans as a percent of
            net loans receivable                                                     0.54%                    0.61%
                                                                                   ======                   ======

        Total foreclosed real estate                                               $  101                   $  215
                                                                                   ======                   ======

        Total non-performing loans and foreclosed real estate as a
        percent of total assets                                                      0.34%                    0.40%
                                                                                   ======                   ======

Included in non-performing loans at December 31, 2006 are six single-family residential real estate loans totaling $511,000, one commercial real estate loan totaling $343,000, eleven home equity and installment loans totaling $187,000, and five commercial business loans totaling $1.4 million.

At December 31, 2006, the Company had an allowance for loan losses of $2.7 million or .60% of net loans receivable, as compared to an allowance of $2.9 million or .66% of net loans receivable at September 30, 2006. The allowance for loan losses equals 111.3% of non-performing loans at December 31, 2006 compared to 108.6% at September 30, 2006. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of December 31, 2006. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at December 31, 2006 is reasonable. See also "Provision for Loan Losses" on page 21. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
              for the Three Months Ended December 31, 2006 and 2005
              -----------------------------------------------------

Net Income
----------

Net income for the three months ended December 31, 2006 was $832,000 ($.27 per diluted share) compared to $964,000 ($.32 per diluted share) for the same period in 2005, a decrease of $132,000 or 13.7 %. The decrease reflects an increase in operating expenses of $199,000, or 6.8%, a decrease in other income of $76,000, or 8.1%, and an increase in the provision for loan losses of $50,000. Partially offsetting these factors were an increase in net interest income of $140,000, or 4.2%, and a decrease in the provision for income taxes of $53,000, or 20.6%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, decreased to 1.98% (annualized) in the three months ended December 31, 2006 from 2.09% (annualized) in the same period in 2005 as a result of the average yield on total interest earning assets increasing less than the average rate paid on interest-bearing liabilities. The following table shows the annualized average yields earned on the Company's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                      Three Months Ended
                                                                          December 31,
                                                                    2006              2005
                                                                    ----              ----
        Average yield on:
          Mortgage loans                                            6.07%             5.89%
          Mortgage-backed securities                                4.41              4.17
          Installment loans                                         6.47              6.14
          Commercial business loans and leases                      7.46              7.16
          Interest -earning deposits with other institutions,
          investment securities, and FHLB stock (1)                 5.66              4.90
                                                                    ----              ----
          Total interest-earning assets                             5.87              5.40
                                                                    ----              ----
        Average rates paid on:
          Savings deposits                                          3.10              2.40
          Borrowed funds                                            5.07              4.47
                                                                    ----              ----
          Total interest-bearing liabilities                        3.89              3.31
                                                                    ----              ----
        Average interest rate spread                                1.98%             2.09%
                                                                    ====              ====
        Net yield on interest-earning assets                        2.07%             2.14%
                                                                    ====              ====

(1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $1.5 million or 28.1% to $7.0 million for the three months ended December 31, 2006, compared to $5.5 million in the same period in 2005. The increase reflects an increase in the average loan balance outstanding during 2006, as well as a slight increase in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities decreased $233,000 or 17.6% to $1.1 million for the three-month period ended December 31, 2006, compared to the same period in 2005. The decrease reflects a decrease in the average balance of mortgage-backed securities owned in the period, partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) increased $200,000 or 10.7% to $2.1 million for the three months ended December 31, 2006, as compared to the same period in 2005. The increase reflects an increase in the yield earned on these investments partially offset by a decrease in the average balance of investment securities in the portfolio.

Interest Expense
----------------

Interest on deposits increased $952,000 or 42.4% to $3.2 million for the three-month period ended December 31, 2006, as compared to $2.2 million during the same period in 2005. The increase reflects an increase in the average balance of deposits as well as an increase in the average cost of the deposits reflecting higher short-term rates and a competitive deposit market.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $174,000 to $1.0 million for the three-month period ended December 31, 2006, as compared to the same period in 2005. The decrease reflects a decrease in the average balance of these borrowings, partially offset by an increase in the average cost of these borrowings.

Interest on subordinated debt increased $36,000 for the three months ended December 31, 2006, as compared to the same period in 2005. The increase reflects an increase in the average cost of these floating-rate debentures while the average balance remained unchanged.

Interest on securities sold under agreement to repurchase, including retail and wholesale structured borrowings, increased $902,000 to $960,000 for the three-month period ended December 31, 2006, as compared to the same period in 2005. The increase reflects both a higher level of average securities sold under agreement to repurchase and an increase in the cost of these funds. In fiscal 2006, the Bank began using structured reverse repurchase agreements to replace various FHLB borrowings. At December 31, 2006 the Bank had $75 million of wholesale structured borrowings outstanding. There were no wholesale structured borrowings outstanding at December 31, 2005.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, decreased $347,000 to $1.3 million for the three months ended December 31, 2006 as compared to the same period in 2005. The decrease reflects a decrease in the average balance of the debt, partially offset by an increase in the average cost of the debt.

Net Interest Income
-------------------

The Company's net interest income increased $140,000 or 4.2% to $3.5 million, for the three month period ended December 31, 2006, as compared to the same period in 2005. The increase in the current fiscal period is attributable to an increase in net interest-earning assets, partially offset by a decreased interest rate spread.

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $175,000 for the three-month period ended December 31, 2006, as compared to $125,000 for the same period in 2005. At December 31, 2006, the allowance for loan losses decreased $224,000 to $2.69 million from $2.92 million at September 30, 2006. Net loan charge-offs were $398,000 and $48,000 for the three months ended December 31, 2006 and 2005, respectively. The increase is primarily due to a $318,000 charge-off for one commercial business customer. A specific reserve for this account was established as of September 30, 2006.

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

Other Income
------------

Total non-interest or other income decreased $76,000 or 8.1% to $866,000, for the three-month period ended December 31, 2006, as compared to the same period in 2005. Decreases in other income primarily relate to decreased gains on the sale of securities and decreased deposit service charges and fee income, partially offset by increased non-insured investment product income.

Net realized gains on the sales of securities were $72,000 for the three month period ended December 31, 2006, as compared to a realized gain of $141,000 in the same period in 2005. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Deposit service charges and fees decreased $40,000 or 11.0% for the three month period ended December 31, 2006, as compared to the same period in fiscal 2005. The decrease is primarily attributed to a decrease in the volume of fees collected for returned checks on deposit accounts and a decrease in the service charges assessed on checking accounts.

Non-insured investment product income was $104,000 for the three-month period ended December 31, 2006 compared to $83,000 for the same period in 2005. The increase is primarily attributed to an increase in the commissions earned on the sales of these products.

Operating Expenses
------------------

Total operating expenses for the three-month period ended December 31, 2006 totaled $3.1 million compared to $2.9 million for the same period in 2005. The increase is primarily attributed to an increase in compensation and benefits expense, an increase in office occupancy and equipment expense, and an increase in losses on the sales of foreclosed real estate, partially offset by a decrease in depreciation and amortization expense.

Compensation and benefits expense was $2.0 million for the three-month period ended December 31, 2006 compared to $1.9 million for the same period in 2005. The increase is due primarily to normal salary increases for employees and increases in payroll tax expense.

Office occupancy and equipment expense was $279,000 for the three-month period ended December 31, 2006, as compared to $258,000 for the same period in 2005. The increase is primarily attributed to an increase in furniture fixture and equipment expense and an increase in office building tax expense primarily attributed to the new Carnegie branch.

Depreciation and amortization expense was $163,000 for the three-month period ended December 31, 2006, as compared to $175,000 for the same period in 2005. The decrease reflects equipment becoming fully depreciated, partially offset by depreciation on additions.

Losses on the sales of foreclosed real estate were $43,000 for the three-month period ended December 31, 2006. There were no sales of foreclosed real estate recorded for the three-month period ended December 31, 2005. At December 31, 2006, the Bank had five single-family residential properties, four of which were acquired from the same borrower as investment properties, and two commercial real estate properties classified as foreclosed real estate.

Income Taxes
------------

Total income tax expense for the three-month period ended December 31, 2006 was $204,000 compared to $257,000 for the same 2005 period. The effective tax rates for the three-month periods ended December 31, 2006 and 2005 were approximately 19.7% and 21.1%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary, which is not subject to state income tax, and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended December 31, 2006 was $2.1 million and $448,000, respectively, compared to $1.9 million and $450,000, respectively, for the three-month period ended December 31, 2005.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2003. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2006, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.05% and total risk-based capital as a percentage of risk-weighted assets of 12.66%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2006, the Company had a Leverage Ratio of 7.29%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2006, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.34% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2006, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 10.41%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2006, the total of approved loan commitments amounted to $3.9 million. In addition, the Company had $11.3 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $99.4 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                                        December 31,         September 30,
                                                                            2006                  2006
                                                                            ----                  ----
                                                                                (in thousands)
         Commitments to grant loans                                      $  3,931               $  7,443
         Unfunded commitments under lines of credit                        44,180                 43,416
         Financial and performance standby letters of credit                  268                    218

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2006 for guarantees under standby letters of credit issued is not material.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at December 31, 2006 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as
          Exhibit 13 to the Form 10-K for September 30, 2006.

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

Item 1A.  Risk Factors

          Risk Factor disclosures are presented at September 30, 2006 in Item 1A of Fidelity Bancorp Inc's Form 10-K, filed with the SEC on December 22, 2006. Management believes that there have been no material changes from the Company's risk factors as previously disclosed.

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

          3.1  Articles of Incorporation (1)
          3.2  Amended Bylaws (2)
          4.1  Common Stock Certificate (1)
          4.2 Rights Agreement dated June 30, 2003 between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
          4.3  Amendment No. 1 to Rights Agreement (4)
          4.4* Indenture,  dated as of  September  26,  2002,  between  Fidelity
               Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association
          4.5* Amended and Restated  Declaration of Trust, dated as of September
               26, 2002, by and among State Street Bank and Trust Company, National Association, as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and William L. Windisch, Richard G. Spencer and Lisa L. Griffith, as Administrators.
          4.6* Guarantee Agreement, as dated as of September 26, 2002, by and between Fidelity Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association.
          10.1 Employee Stock Ownership Plan, as amended (1)
          10.2 1988 Employee Stock Compensation Program (1)
          10.3 1993 Employee Stock Compensation Program (5)
          10.4 1997 Employee Stock Compensation Program (6)
          10.5 1993 Directors' Stock Option Plan (5)
          10.6 1998 Group Term Replacement Plan (7)
          10.7 1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (7)
          10.8 1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)
          10.9 1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)
          10.10 Salary Continuation Plan Agreement with Lisa L. Griffith (2)
          10.11 1998 Stock Compensation Plan (8)
          10.12 2000 Stock Compensation Plan (9)
          10.13 2001 Stock Compensation Plan (10)
          10.14 2002 Stock Compensation Plan (11)
          10.15 2005 Stock-Based Incentive Plan (12)
          10.16 Form of Directors Indemnification Agreement
          20.1 Dividend Reinvestment Plan (13)
          31.1 Section 302 Certification of Chief Executive Officer
          31.2 Section 302 Certification of Chief Financial Officer
          32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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



                             FIDELITY BANCORP, INC.



Date:   February 13, 2007    By:  /s/ Richard G. Spencer
                                  ----------------------------------------------
                                  Richard G. Spencer
                                  President and Chief Executive Officer


Date:   February 13, 2007    By:  /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer