Form 10-Q
period 2007-03-31
FIDELITY BANCORP INC
filed 2007-05-15
CIK 769207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007
                                       OR

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

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).: [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,990,376  shares,  par value $0.01, at April 30, 2007
------------------------------------------------------

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                                                                               Page
------------------------------                                                                                               ----

Item 1.        Financial Statements (Unaudited)                                                                                 3

               Consolidated Statements of Financial Condition as of March 31, 2007 and                                          3
               September 30, 2006

               Consolidated Statements of Income for the Three and Six Months Ended                                           4-5
               March 31, 2007 and 2006

               Consolidated Statements of Cash Flows for the Six Months Ended                                                 6-7
               March 31, 2007 and 2006

               Consolidated  Statements of Changes in Stockholders' Equity for the Six Months Ended
               March 31, 2007 and 2006                                                                                          8

               Notes to Consolidated Financial Statements                                                                       9

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                           15

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                                      27

Item 4.        Controls and Procedures                                                                                         27

Part II - Other Information
---------------------------

Item l.        Legal Proceedings                                                                                               27

Item 1A        Risk Factors                                                                                                    27

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                                                     27

Item 3.        Defaults Upon Senior Securities                                                                                 28

Item 4.        Submission of Matters to a Vote of Security Holders                                                             28

Item 5.        Other Information                                                                                               28

Item 6.        Exhibits                                                                                                     29-30

Signatures                                                                                                                     31

Part I - Financial Information
Item 1.  Financial Statements

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
           ----------------------------------------------------------
                        (in thousands except share data)

                                                                                March 31,              September 30,
              Assets                                                             2007                       2006
              ------                                                             ----                       ----
Cash and due from banks                                                        $    7,834               $    8,480
Interest-bearing demand deposits with other institutions                              655                      187
                                                                               ----------               ----------

   Cash and Cash Equivalents                                                        8,489                    8,667

Securities available-for-sale                                                     154,013                  165,449
  (amortized cost of  $155,452 and $167,699)
Securities held-to-maturity                                                        80,798                   85,879
  (fair value of $80,174 and $84,851)
Loans held for sale                                                                   278                       40
Loans receivable, net of allowance of $2,846 and $2,917                           454,461                  439,027
Foreclosed real estate, net                                                           133                      215
Restricted investments in bank stock, at cost                                       7,734                    9,132
Office premises and equipment, net                                                  6,076                    6,073
Accrued interest receivable                                                         3,583                    3,359
Other assets                                                                       12,619                   12,891
                                                                               ----------               ----------
       Total Assets                                                            $  728,184               $  730,732
                                                                               ==========               ==========

              Liabilities and Stockholders' Equity
              ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                                                     $   35,640               $   32,927
      Interest bearing                                                            388,063                  381,255
                                                                               ----------               ----------
          Total Deposits                                                          423,703                  414,182

   Short-term borrowings                                                           30,666                   78,625
   Subordinated debt                                                               10,310                   10,310
   Securities sold under agreement to repurchase                                   95,989                   83,638
   Advance payments by borrowers for taxes and insurance                            3,154                    1,508
   Long-term debt                                                                 114,174                   94,292
   Other liabilities                                                                4,004                    3,982
                                                                               ----------               ----------
       Total Liabilities                                                          682,000                  686,537
                                                                               ----------               ----------

Stockholders' equity:
   Common stock, $0.01 par value per share,
      10,000,000 shares authorized; 3,599,405
      and 3,569,525 shares issued, respectively                                        36                       35
   Paid-in capital                                                                 45,182                   44,774
   Retained earnings                                                               12,121                   11,076
   Accumulated other comprehensive loss                                             (950)                   (1,485)
   Treasury stock, at cost - 609,029 shares                                       (10,205)                 (10,205)
                                                                               ----------               ----------
       Total Stockholders' Equity                                                  46,184                   44,195
                                                                               ----------               ----------
       Total Liabilities and Stockholders' Equity                              $  728,184               $  730,732
                                                                               ==========               ==========

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  ---------------------------------------------
                      (in thousands, except per share data)

                                                               Three Months Ended                   Six Months Ended
                                                                   March 31,                            March 31,
                                                                   ---------                            ---------
                                                              2007              2006             2007                2006
                                                            -------           -------           -------             -------
Interest income:
   Loans                                                    $ 7,179           $ 5,901           $14,200             $11,379
   Mortgage-backed securities                                 1,046             1,302             2,136               2,625
   Investment securities - taxable                            1,462             1,408             3,033               2,761
   Investment securities - tax-exempt                           473               521               956               1,025
   Other                                                          9                 7                17                  13
                                                            -------           -------           -------             -------
      Total interest income                                  10,169             9,139            20,342              17,803
                                                            -------           -------           -------             -------


Interest expense:
   Deposits                                                   3,249             2,522             6,449               4,769
   Short-term borrowings                                        707             1,312             1,740               2,519
   Subordinated debt                                            226               208               460                 405
   Securities sold under agreement to repurchase                997               124             1,956                 182
   Long-term debt                                             1,389             1,570             2,686               3,214
                                                            -------           -------           -------             -------
      Total interest expense                                  6,568             5,736            19,291              11,089
                                                            -------           -------           -------             -------

Net interest income                                           3,601             3,403             7,051               6,714

Provision for loan losses                                       150                 -               325                 125
                                                            -------           -------           -------             -------
Net interest income after provision for loan losses           3,451             3,403             6,726               6,589
                                                            -------           -------           -------             -------

Other income:
   Loan service charges and fees                                 72                61               153                 138
   Realized gain on sales of securities, net                     22                71                94                 211
   Gain on sales of loans                                        15                 5                31                  18
   Deposit service charges and fees                             284               334               606                 690
   Non-insured investment products                               99               130               203                 213
   Other                                                        343               302               614                 574
                                                            -------           -------           -------             -------
      Total other income                                        835               903             1,701               1,844
                                                            -------           -------           -------             -------

Operating expenses:
   Compensation and benefits                                  1,970             1,975             4,001               3,861
   Office occupancy and equipment expense                       299               333               578                 591
   Depreciation and amortization                                152               170               315                 345
   Loss on sales of foreclosed real estate                       11                15                55                  15
   Foreclosed real estate expense                                11                84                14                  89
   Amortization of intangible assets                              9                 9                18                  19
   Service bureau expense                                        47                12                55                  19
   Other                                                        588               542             1,156               1,107
                                                            -------           -------           -------             -------
      Total operating expenses                                3,087             3,140             6,192               6,046
                                                            -------           -------           -------             -------

Income before Provision for Income Taxes and
 Extraordinary Gain                                           1,199             1,166             2,235               2,387
Provision for Income Taxes                                      240               181               444                 438
                                                            -------           -------           -------             -------
Income before Extraordinary Gain                                959               985             1,791               1,949
Income from Extraordinary Gain, Net of Taxes                     89                 -                89                   -
                                                            -------           -------           -------             -------
Net Income                                                  $ 1,048           $   985           $ 1,880             $ 1,949
                                                            =======           =======           =======             =======

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONT'D.)
             -------------------------------------------------------
                      (in thousands, except per share data)

                                                                    Three Months  Ended             Six Months Ended
                                                                         March 31,                      March 31,
                                                                         ---------                      ---------
                                                                    2007          2006              2007         2006
                                                                   -----          -----            ------       ------
Earnings per Share
  Basic
       Income before Extraordinary Gain                            $ .32          $ .33            $  .60       $  .66
       Income from Extraordinary Gain, Net of Taxes                  .03              -               .03            -
                                                                   -----          -----            ------       ------
       Net Income                                                  $ .35          $ .33            $  .63       $  .66
                                                                   =====          =====            ======       ======

  Diluted
       Income before Extraordinary Gain                            $ .31          $ .32            $  .59       $  .64
       Income from Extraordinary Gain, Net of Taxes                  .03              -               .03            -
                                                                   -----          -----            ------       ------
       Net Income                                                  $ .34          $ .32            $  .62       $  .64
                                                                   -----          -----            ------       ------
Dividends per common share                                         $ .14          $ .12            $  .28       $  .24
                                                                   =====          =====            ======       ======



See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                                 (in thousands)

                                                                                   Six Months Ended March 31,
                                                                                      2007             2006
                                                                                   --------         --------
 Operating Activities:
---------------------
     Net income                                                                    $  1,880         $  1,949
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
         Income from extraordinary gain, net of taxes                                   (89)              --
         Provision for loan losses                                                      325              125
         Loss on sales of foreclosed real estate                                         55               15
         Provision for depreciation and amortization                                    315              345
         Deferred loan fee amortization                                                 (33)             (40)
         Amortization of investment and mortgage-backed securities
          discounts/premiums, net                                                       105              240
         Amortization of intangibles                                                     18               19
         Net gain on sale of securities                                                 (94)            (211)
         Net gain on sale of loans                                                      (31)             (18)
         Origination of loans held-for-sale                                          (2,687)          (1,362)
         Proceeds from sale of loans held-for-sale                                    2,479            1,628
         Increase in accrued interest receivable                                       (224)            (120)
         Decrease (increase) in accrued income taxes                                     75              (46)
         Increase (decrease) in interest payable                                        100             (189)
         Increase in cash surrender value of life insurance policies                   (101)            (102)
         Noncash compensation expense related to stock benefit plans                     42               32
         Contribution to ESOP                                                          (247)            (240)
         Changes in other assets                                                         16           (1,343)
         Changes in other liabilities                                                    94            3,698
                                                                                   --------         --------
        Net cash provided by operating activities                                     1,998            4,380
                                                                                   --------         --------



Investing Activities:
---------------------

     Proceeds from sales of securities available-for-sale                             9,810            7,196
     Proceeds from maturities and principal repayments of
        securities available-for-sale                                                 7,154           11,602
     Purchases of securities available-for-sale                                      (4,578)         (14,844)
     Proceeds from maturities and principal repayments of
        securities held-to-maturity                                                   6,941            8,694
     Purchases of securities held to maturity                                        (1,992)              --
     Net increase in loans                                                          (15,795)         (46,644)
     Proceeds from sales of foreclosed real estate                                       96               91
     Redemptions of FHLB stock                                                        1,398                7
     Proceeds from insurance claim - Carnegie Branch                                    135               --
     Additions to office premises and equipment                                        (318)            (383)
                                                                                   --------         --------
  Net cash provided by (used in) investing activities                                 2,851          (34,281)
                                                                                   --------         --------

Continued on page 7.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONT'D.)
           -----------------------------------------------------------
                                 (in thousands)

                                                                     Six Months Ended March 31,
                                                                        2007            2006
                                                                      --------         --------

Financing Activities:
---------------------
Net increase in deposits                                              $  9,521         $ 32,858
Increase (decrease) in repurchase agreements                            12,351             (159)
Net decrease in short-term borrowings                                  (47,959)         (34,182)
Proceeds from long-term borrowings                                      20,000           40,000
Repayments of long-term borrowings                                        (118)         (11,615)
Increase in advance payments by borrowers for taxes and insurance        1,646            1,464
Cash dividends paid                                                       (835)            (768)
Stock options exercised                                                    276              194
Proceeds from sale of stock through Dividend Reinvestment Plan              77               71
Excess tax benefit realized on stock-based compensation                     14               35
Acquisition of treasury stock                                               --              (28)
                                                                      --------         --------

Net cash (used in) provided by financing activities                     (5,027)          27,870
                                                                      --------         --------

Decrease in cash and cash equivalents                                     (178)          (2,031)

Cash and cash equivalents at beginning of period                         8,667            9,870
                                                                      --------         --------

Cash and cash equivalents at end of period                            $  8,489         $  7,839
                                                                      ========         ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash paid during the period for:
  Interest on deposits and other borrowings                           $ 13,191         $ 11,278
                                                                      ========         ========
  Income taxes                                                        $    355         $    633
                                                                      ========         ========

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------

Transfer of loans to foreclosed real estate                           $     69         $     --
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

                                                                                                Accumulated
                                                        Additional                                 Other
                                               Common     Paid-in       Treasury   Retained    Comprehensive
                                                Stock     Capital        Stock     Earnings       (Loss)           Total
===========================================================================================================================
Balance at September 30, 2005                   $  35       $ 44,250      $(9,808)      $ 8,486       $  (914)     $ 42,049
Comprehensive income:
     Net income                                                                           1,949                       1,949
     Other comprehensive loss,
       net of tax of ($678)                                                                            (1,316)       (1,316)
     Reclassification adjustment,
       net of tax of ($71)                                                                               (140)         (140)
                                                                                                                   --------
Total comprehensive income                                                                                              493

Stock-based compensation expense                                  32                                                     32
Stock options exercised, including tax
  benefit of $35                                                 229                                                    229
Cash dividends declared                                                                    (768)                       (768)
Treasury stock purchased - 1,500 shares                                       (28)                                      (28)
Sale of stock through Dividend
  Reinvestment Plan                                               71                                                     71
                                                -----       --------    ---------       -------      --------       -------
Balance at March 31, 2006                       $  35       $ 44,582      $(9,836)      $ 9,667      $ (2,370)      $42,078
                                                =====       ========    =========       =======      ========       =======

Balance at September 30, 2006                   $  35       $ 44,774     $(10,205)      $11,076      $ (1,485)      $44,195
Comprehensive income:
     Net income                                                                           1,880                       1,880
     Other comprehensive income,
       net of tax of $308                                                                                 597           597
     Reclassification adjustment,
       net of tax of ($32)                                                                                (62)         (62)
Total comprehensive income                                                                                            2,415

Stock-based compensation expense                                  42                                                     42
Stock options exercised, including tax
  benefit of $14                                                 290                                                    290
Cash dividends declared                                                                   (835)                       (835)
Sale of stock through Dividend
  Reinvestment Plan                                 1             76                                                     77
                                                -----       --------    ---------       -------      --------       -------
Balance at March 31, 2007                      $   36       $ 45,182     $(10,205)      $12,121       $  (950)      $46,184
                                                =====       ========    =========       =======      ========       =======

See accompanying notes to unaudited consolidated financial statements.

                     FIDELITY BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                                 MARCH 31, 2007

(1) Consolidation
    -------------

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the "Company") include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the "Bank"). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation
    ---------------------

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company's Annual Report for the fiscal year ended September 30, 2006. The results for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007 or any future interim period.

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation format. These reclassifications had no effect on net income.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

(4) Stock Based Compensation
    ------------------------

As of March 31, 2007, the Company had six share-based compensation plans, which are described below.

The Company's 2005 Stock-Based Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 165,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market value of the common stock on the date of the grant, the options generally vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of March 31, 2007, 74,100 options remain unawarded. No share awards have been made under the plan.

The Company also maintains the 1997 Employee Stock Compensation Program, which was shareholder approved. At March 31, 2007, no remaining options were available for grant under this program. Option awards under this program were granted with an exercise price equal to the market value of the common stock on the date of grant, had vesting periods from zero to two years, and had contractual terms from seven to ten years. Option awards under this program provide for accelerated vesting if there is a change in control, as defined in the program.

The Company also maintains the 1998 Stock Compensation Program, the 2000 Stock Compensation Plan, the 2001 Stock Compensation Plan, and the 2002 Stock Compensation Plan, which provided for the grant of stock options to non-employee directors. At March 31, 2007, no remaining options were available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, were exercisable immediately, and had contractual terms of ten years.

Stock option transactions for the six months ended March 31, 2007 were as follows:

                                                                                                   Weighted-
                                                                  Weighted-                          Average
                                                                   Average         Aggregate        Remaining
                                                                   Exercise        Intrinsic           Term
                                                  Options           Price            Value          (in years)
                                                  -------          ---------       ---------        ----------
Outstanding at the beginning of the year            389,342        $  14.89
Granted                                              34,000           18.64
Exercised                                          (25,888)           10.63
Forfeited                                             (596)           20.73
                                                   --------        --------         ----------      --------
Outstanding as of March 31, 2007                    396,858        $  15.48         $1,555,956           4.9
                                                   ========        ========         ==========      ========
Exercisable as of March 31, 2007                    330,057        $  14.78         $1,555,956           4.7
                                                   ========        ========         ==========      ========

The fair value of options granted for the six month periods ended March 31, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                 Six Months Ended March 31,
                                                             --------------------------------
                                                               2007                  2006
                                                             --------         ---------------
Dividend yield                                                3.81%            3.61% - 3.81%
Expected life                                               5.5 years            5.5 years
Expected volatility                                          22.02%           22.20% - 22.75%
Risk-free interest rate                                       4.50%            4.23% - 4.47%
Weighted average fair value of options granted                $3.31            $3.25 - $3.36

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

                                                                    Three Months Ended           Six Months Ended
                                                                         March 31,                   March 31,
                                                                    2007          2006           2007          2006
                                                                   ------        ------         ------        ------
Numerator:
Net Income                                                        $ 1,048        $  985         $1,880        $1,949
                                                                   ------        ------         ------        ------

Denominator:
  Denominator for basic earnings per
  share - weighted average shares                                   2,986         2,952          2,978         2,952
Effect of dilutive securities:
  Employee stock options                                               74            86             73            89
                                                                   ------        ------         ------        ------

Denominator for diluted earnings per share -
weighted average
  Shares and assumed conversions                                    3,060         3,038          3,051         3,041
                                                                   ======        ======         ======        ======
Basic earnings per share                                           $  .35        $  .33         $  .63        $  .66
                                                                   ======        ======         ======        ======

Diluted earnings per share                                         $  .34        $  .32         $  .62        $  .64
                                                                   ======        ======         ======        ======


(6) Loans Receivable
    ----------------

         Loans receivable are comprised of the following (dollar amounts in thousands):

                                                                                      March 31,         September 30,
                                                                                         2007                2006
                                                                                      -------------------------------
        First mortgage loans:
                       Conventional:
                           1-4 family dwellings                                        $191,353              $190,040
                           Multi-family dwellings                                           249                   259
                       Commercial                                                        79,158                72,171
                       Construction:
                           Residential                                                   48,586                42,252
                           Commercial                                                    20,002                19,147
                                                                                       --------              --------

                                                                                        339,348               323,869

        Less:  Loans in process                                                         (15,643)              (13,369)
                                                                                       --------              --------
                                                                                        323,705               310,500
                                                                                       --------              --------
        Installment loans:
                       Home equity                                                       90,628                90,263
                       Consumer loans                                                       396                   440
                       Other                                                              2,449                 2,603
                                                                                       --------              --------
                                                                                         93,473                93,306
                                                                                       --------              --------

        Commercial business loans and leases:
                       Commercial business loans                                         39,945                37,930
                       Commercial leases                                                    118                   236
                                                                                       --------              --------
                                                                                         40,063                38,166
                                                                                       --------              --------

        Less:  Allowance for loan losses                                                 (2,846)               (2,917)
                                                                                       --------              --------

        Unearned discounts and fees                                                          66                   (28)
                                                                                       --------              --------
                       Loans receivable, net                                           $454,461              $439,027
                                                                                       ========              ========

 (7) Allowance for Loan Losses
     -------------------------

Changes in the allowance for loan losses for the six months ended March 31, 2007, fiscal year ended September 30, 2006, and for the six months ended March 31, 2006 are as follows (dollar amounts in thousands):

                                                                      Six Months Ended         Year Ended        Six Months Ended
                                                                      ----------------         ----------        ----------------
                                                                          March 31,           September 30,         March 31,
                                                                          ---------           -------------         ---------
                                                                            2007                  2006                 2006
                                                                            ----                  ----                 ----
Balance at beginning of period                                              $2,917               $2,596              $2,596
Provision for loan losses                                                      325                  600                 125
Charge-offs                                                                  (428)                (326)               (148)
Recoveries                                                                      32                   47                  26
                                                                            ------               ------              ------
Balance at end of period                                                    $2,846               $2,917              $2,599
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

At March 31, 2007, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.8 million compared to $859,000 at March 31, 2006. Included in the current amount is $54,000 of impaired loans for which the related allowance for loan losses is $2,000. Impaired loans of $1.7 million do not have a related allowance for loan losses as a result of applying impairment tests prescribed under SFAS No. 114. The average recorded investment in impaired loans during the six months ended March 31, 2007 was $1.8 million compared to $1.5 million for the same period in the prior year. For the six months ended March 31, 2007, the Company recognized $3,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $12,000 of interest income on impaired loans during the six month period ended March 31, 2006.

(8) Extraordinary Gain
    ------------------

During the fourth quarter of fiscal 2006, the Bank recorded an extraordinary gain of $481,000, before taxes of $163,000, representing insurance proceeds received from the destructive fire that devastated the Bank's Carnegie Branch location in October 2005. (Refer to Note 19 on page 43 of the Company's 2006 Annual Report to Shareholders.) During the second quarter of fiscal 2007, the Bank received additional insurance proceeds of $135,000, and recorded an extraordinary gain of $89,000, net of taxes. The insurance claim has been settled and no additional proceeds are expected to be recovered.

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

The most significant estimates in the preparation of the Company's financial statements are for the allowance for loan losses, evaluation of investments for other than temporary impairment, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 7 "Allowance for Loan Losses" on page 14 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on "Provision for Loan Losses" on pages 55 and 56 of the Company's September 30, 2006 Consolidated Financial Statements. At least quarterly, management reviews the available for sale portfolio and identifies all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other than temporary. If the security is deemed other than temporarily impaired it is written down to the current market value and a corresponding charge to earnings is recognized. The Company did not recognize any other than temporary impairment losses on available for sale securities during the three and six month periods ended March 31, 2007 and 2006. Stock based compensation expense is reported in net income utilizing the fair-value-based method set forth in SFAS No. 123R. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in note 4 "Stock Based Compensation" on pages 11 through 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in note 13 "Stock Option Plans" on pages 35 and 36 of the Company's September 30, 2006 Consolidated Financial Statements.

Comparison of Financial Condition
---------------------------------

Total assets of the Company decreased $2.5 million, or .3%, to $728.2 million at March 31, 2007 from $730.7 million at September 30, 2006. Significant changes in individual categories include a decrease in securities held-to-maturity of $5.1 million, a decrease in securities available for sale of $11.4 million, a decrease in restricted investments in bank stock of $1.4 million, and an increase in net loans of $15.4 million including a $7.0 million increase in commercial real estate loans and a $6.3 million increase in residential construction loans.

Total liabilities of the Company decreased $4.5 million, or .7%, to $682.0 million at March 31, 2007 from $686.5 million at September 30, 2006. Significant changes include a decrease in short-term borrowings of $48.0 million, an increase in long-term debt of $19.9 million, an increase in securities sold under agreement to repurchase of $12.4 million (including $10.0 million in wholesale repurchase agreements), an increase in deposits of $9.5 million, and an increase in advance payments by borrowers for taxes of $1.6 million. The Company decided to take advantage of the lower interest rates offered on long-term debt and securities sold under agreement to repurchase to replace short-term borrowings consistent with asset/liability management strategies.

Stockholders' equity increased to $46.2 million at March 31, 2007, compared to $44.2 million at September 30, 2006. This result reflects net income for the six month period ended March 31, 2007 of $1.88 million, stock options exercised of $290,000 (including tax benefit of $14,000), stock issued under the Dividend Reinvestment Plan of $77,000, stock-based compensation of $42,000, and a decrease in the accumulated other comprehensive loss of $535,000. Offsetting these increases were common stock cash dividends paid of $835,000. Accumulated other comprehensive loss decreased from September 30, 2006 as a result of changes in the net unrealized losses on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at March 31, 2007, to be other than temporary. Because of interest rate volatility, the Company's accumulated other comprehensive loss could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of March 31, 2007 and September 30, 2006 represent base-year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets
---------------------

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

                                                                           March 31,             September 30,
                                                                              2007                   2006
                                                                              ----                   ----
        Non-accrual residential real estate loans
            (one-to-four family)                                           $  621                   $  403

        Non-accrual construction, multi family
            residential and commercial real estate loans                      343                      344

        Non-accrual installment loans                                         231                      238

        Non-accrual commercial business loans                               1,431                    1,700
                                                                           ------                   ------
        Total non-performing loans                                         $2,626                   $2,685
                                                                           ======                   ======

        Total non-performing loans as a percent of
            net loans receivable                                            0.58%                    0.61%
                                                                           ======                   ======

        Total foreclosed real estate                                       $  133                   $  215
                                                                           ======                   ======
        Total non-performing loans and foreclosed real estate as a
        percent of total assets                                             0.38%                    0.40%
                                                                           ======                   ======


Included in non-performing loans at March 31, 2007 are eight single-family residential real estate loans totaling $621,000, one commercial real estate loan totaling $343,000, fifteen home equity and installment loans totaling $231,000, and six commercial business loans totaling $1.4 million.

At March 31, 2007, the Company had an allowance for loan losses of $2.8 million or .63% of net loans receivable, as compared to an allowance of $2.9 million or ..66% of net loans receivable at September 30, 2006. The allowance for loan losses equals 108.4% of non-performing loans at March 31, 2007 compared to 108.6% at September 30, 2006. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of March 31, 2007.
Management   has  evaluated   its  entire  loan   portfolio,   including   these
non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 2007 is reasonable. See also "Provision for Loan Losses" on page 23. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

                       Comparison of Results of Operations
                       -----------------------------------
           for the Three and Six Months Ended March 31, 2007 and 2006
           ----------------------------------------------------------

Net Income
----------

Net income for the three and six months ended March 31, 2007 was $1.05 million ($.34 per diluted share) and $1.88 million ($.62 per diluted share), respectively, compared to $985,000 ($.32 per diluted share) and $1.95 million ($.64 per diluted share), respectively, for the comparable prior-year periods. Net income for the three and six months ended March 31, 2007 included an extraordinary gain, net of taxes, of $89,000, or $.03 per diluted share, attributable to the receipt of additional insurance proceeds from the destructive fire that devastated the Bank's Carnegie branch in October 2005. The Company previously recorded an extraordinary gain, net of taxes, of $318,000 ($.11 per diluted share) during the fourth quarter of fiscal 2006 on a prior receipt of insurance proceeds related to the same claim. The insurance claim has been settled and the Company does not expect to receive any additional proceeds. For additional information, see Note 19 of Notes to Consolidated Financial Statements in the 2006 Annual Report to Stockholders.

Income before extraordinary gain for the three months ended March 31, 2007 was $959,000 ($.31 per diluted share) compared to $985,000 ($.32 per diluted share) in the prior year period, a decline of $26,000, or 2.6%. The decline in income before extraordinary gain is attributable to an increase in the provision for loan losses of $150,000, a decrease in other income of $68,000, or 7.5% and an increase in provision for income taxes of $59,000, or 32.6%, which offset an increase in net interest income of $198,000, or 5.8%, and a decrease in operating expenses of $53,000, or 1.7%.

Income before extraordinary gain for the six months ended March 31, 2007 was $1.79 million ($.59 per diluted share) compared to $1.95 million ($.64 per diluted share) in the prior year period, a decline of $158,000, or 8.1%. The decline in income before extraordinary gain is attributable to an increase in the provision for loan losses of $200,000, an increase in other expenses of $146,000, or 2.4%, a decrease in other income of $143,000, or 7.8%, and an increase in the provision for income taxes of $6,000, or 1.4%, which offset an increase in net interest income of $337,000, or 5.0%.

Interest Rate Spread
--------------------

The Company's interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, decreased to 1.98% (annualized) in the three months ended March 31, 2007 from 2.01% (annualized) in the same period in 2006 as a result of the average yield on total interest earning assets increasing less than the average rate paid on interest-bearing liabilities. The following table shows the annualized average yields earned on the Company's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                           Three Months Ended
                                                                                March 31,
                                                                         2007              2006
                                                                         ----              ----
 Average yield on:
   Mortgage loans                                                        6.12%             5.71%
   Mortgage-backed securities                                            4.40              4.33
   Installment loans                                                     6.33              6.15
   Commercial business loans and leases                                  7.71             10.44
   Interest -earning deposits with other institutions,
   investment securities, and FHLB stock (1)                             5.51              5.10
                                                                         ====              ====
   Total interest-earning assets                                         5.87              5.55
                                                                         ====              ====

 Average rates paid on:
   Savings deposits                                                      3.17              2.65
   Borrowed funds                                                        5.02              4.82
                                                                         ====              ====
   Total interest-bearing liabilities                                    3.89              3.54
                                                                         ====              ====
 Average interest rate spread                                            1.98%             2.01%
                                                                         ====              ====
        Net yield on interest-earning assets                             2.15%             2.15%
                                                                         ====              ====


(1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

The Company's tax-equivalent interest rate spread decreased to 1.98% (annualized) in the six months ended March 31, 2007 from 2.05% (annualized) in the same period in fiscal 2006 as a result of the average yield on total interest earning assets increasing less than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Company's interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

                                                                                   Six Months Ended
                                                                                       March 31,
                                                                                2007              2006
                                                                                ----              ----
        Average yield on:
          Mortgage loans                                                        6.09%             5.79%
          Mortgage-backed securities                                            4.41              4.25
          Installment loans                                                     6.40              6.15
          Commercial business loans and leases                                  7.62              8.76
          Interest -earning deposits with other institutions,
          investment securities, and FHLB stock (1)                             5.59              5.00
                                                                                ----              ----
          Total interest-earning assets                                         5.88              5.48
                                                                                ----              ----
        Average rates paid on:
          Savings deposits                                                      3.13              2.53
          Borrowed funds                                                        5.06              4.70
                                                                                ----              ----

          Total interest-bearing liabilities                                    3.90              3.43
                                                                                ----              ----
        Average interest rate spread                                            1.98%             2.05%
                                                                                ====              ====
        Net yield on interest-earning assets                                    2.11%             2.15%
                                                                                ====              ====

(1) Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income
---------------

Interest on loans increased $1.3 million or 21.7% to $7.2 million for the three months ended March 31, 2007, compared to $5.9 million in the same period in 2006. Interest on loans increased $2.8 million or 24.8% to $14.2 million for the six months ended March 31, 2007. The increase for both periods reflects an increase in the average loan balance outstanding during 2007 as well as an increase in the average yield earned on the loan portfolio.

Interest  on  mortgage-backed  securities  decreased  $256,000  or 19.7% to $1.0 million for the three month period ended March 31, 2007, compared to $1.3 million in the same period in 2006. Interest on mortgage-backed securities decreased $489,000 or 18.6% to $2.1 million for the six months ended March 31, 2007, compared to the same period in 2006. The decrease for both periods reflects a decrease in the average balance of mortgage-backed securities owned in the period partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) increased $8,000 or .4% to $1.9 million for the three months ended March 31, 2007, as compared to the same period in 2006. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) increased $207,000 or 5.4% to $4.0 million for the six months ended March 31, 2007, as compared to the same period in 2006. The increase for both periods reflects an increase in the yield earned on these investments partially offset by a decrease in the average balance of investment securities in the portfolio.

Interest Expense
----------------

Interest on deposits increased $727,000 or 28.8% to $3.2 million for the three month period ended March 31, 2007, as compared to $2.5 million during the same period in 2006. Interest on deposits increased $1.7 million or 35.2% to $6.4 million for the six month period ended March 31, 2007, as compared to $4.8 million during the same period in 2006. The increase for both periods reflects an increase in the average balance of deposits as well as an increase in the average cost of the deposits reflecting higher short-term rates and a competitive deposit market.

Interest on short-term borrowings, including Federal Home Loan Bank ("FHLB") "RepoPlus" advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $605,000 to $707,000 for the three month period ended March 31, 2007, as compared to $1.3 million in the same period in fiscal 2006. Interest on short-term borrowings decreased $779,000 to $1.7 million for the six month period ended March 31, 2007, as compared to the same period in 2006. The decrease for both periods reflects a decrease in the average balance of these borrowings, partially offset by an increase in the average cost of these borrowings.

Interest on subordinated debt increased $18,000 for the three months ended March 31, 2007, as compared to the same period in 2006. Interest on subordinated debt increased $55,000 for the six months ended March 31, 2007, as compared to the same period in 2006. The increase for both periods reflects an increase in the average cost of these floating-rate debentures while the average balance remained unchanged.

Interest on securities sold under agreement to repurchase, including retail and wholesale structured borrowings, increased $873,000 to $997,000 for the three month period ended March 31, 2007, as compared to the same period in 2006. Interest on securities sold under agreement to repurchase increased $1.8 million to $2.0 million for the six month period ended March 31, 2007, as compared to the same period in 2006. The increase for both periods reflects both a higher level of average securities sold under agreement to repurchase and an increase in the cost of these funds. In fiscal 2006, the Bank began using structured reverse repurchase agreements to replace various FHLB borrowings. The Bank had $85 million and $25 million of wholesale structured borrowings outstanding at March 31, 2007 and 2006, respectively.

Interest on long-term debt, including FHLB fixed rate advances and "Convertible Select" advances, decreased $181,000 to $1.4 million for the three months ended March 31, 2007 as compared to the same period in 2006. Interest on long-term debt decreased $528,000 to $2.7 million for the six months ended March 31, 2007 as compared to the same period in 2006. The decrease for both periods reflects a decrease in the average balance of the debt, partially offset by an increase in the average cost of the debt.

Net Interest Income
-------------------

The Company's net interest income increased $198,000 or 5.8% to $3.6 million, for the three month period ended March 31, 2007, as compared to $3.4 million in the same period in 2006. The Company's net interest income increased $337,000 or 5.0% to $7.1 million, for the six months ended March 31, 2007, as compared to the same period in 2006. The increase in both periods is attributable to an increase in net interest-earning assets, partially offset by a decreased interest rate spread.

Provision for Loan Losses
-------------------------

The provision for loan losses was $150,000 for the three month period ended March 31, 2007. There was no provision recognized for the same period in 2006. The provision for loan losses was $325,000 for the six months ended March 31, 2007 compared to $125,000 for the six months ended March 31, 2006. Net loan recoveries were $2,000 for the three months ended March 31, 2007 as compared to net loan charge-offs of $74,000 for the three months ended March 31, 2006. Net loan charge-offs were $396,000 and $122,000 for the six months ended March 31, 2007 and 2006, respectively.

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

Other Income
------------

Total non-interest or other income decreased $68,000 or 7.5% to $835,000 and decreased $143,000 or 7.8% to $1.7 million for the three and six month periods ended March 31, 2007, respectively, as compared to the same periods in 2006. The decrease for the three and six month periods ended March 31, 2007, primarily relates to a decrease in deposit service charges and fees, a decrease in the realized gains on sales of securities, and a decrease in non-insured investment product income, partially offset by an increase in other income, an increase in loan service charges and fees, and an increase in the gain on the sales of loans.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $11,000 or 18.0% to $72,000, and increased $15,000 or 10.9% to $153,000 for the three and six month periods ended March 31, 2007, as compared to the same periods in 2006. The increase for the three month period ended March 31, 2007 is primarily attributed to an increase in miscellaneous fees collected on home equity loans. The increase for the six month period ended March 31, 2007 is primarily attributed to an increase in title insurance fees.

Net realized gains on the sales of securities were $22,000 and $94,000 for the three and six month periods ended March 31, 2007, respectively, as compared to realized gains of $71,000 and $211,000 in the same periods in fiscal 2006. Such sales were made from the available-for-sale portfolio as part of management's asset/liability management strategies.

Gains on sales of loans were $15,000 and $31,000 for the three and six month periods ended March 31, 2007, respectively, as compared to gains of $5,000 and $18,000 for the same periods in fiscal 2006. The six month period ended March 31, 2007 results include the sale of approximately $2.4 million of fixed rate, single-family mortgage loans, compared to $1.6 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees decreased $50,000 or 15.0% for the three month period ended March 31, 2007 and decreased $84,000 or 12.2% for the six month period ended March 31, 2007 as compared to the same periods in fiscal 2006. The decrease for the three and six month periods ended March 31, 2007 is primarily attributed to a decrease in the volume of fees collected for returned checks on deposit accounts and a decrease in the service charges assessed on checking accounts in response to competition.

Non-insured investment product income was $99,000 and $203,000 for the three and six month periods ended March 31, 2007, respectively, as compared to $130,000 and $213,000 for the same periods in fiscal 2006. The decrease for the three and six month periods ended March 31, 2007 is primarily attributed to a decrease in the commissions earned on the sales of these products.

Other income increased $41,000 to $343,000 for the three month period ended March 31, 2007 compared to $302,000 for the same period in 2006. Other income increased $40,000 to $614,000 for the six month period ended March 31, 2007 compared to $574,000 for the six month period ended March 31, 2006. The increase in both periods is primarily attributed to the collection of $45,000 in the quarter ending March 31, 2007, representing a recovery of a loss related to a check kiting fraud discovered in March 2005 attributable to one business customer.

Operating Expenses
------------------

Total operating expenses for the three month periods ended March 31, 2007 and 2006 were approximately the same at $3.1 million. Total operating expenses for the six month period ended March 31, 2007 totaled $6.2 million compared to $6.0 million for the same period in fiscal 2006. The increase for the six month period ended March 31, 2007 is primarily attributed to an increase in compensation and benefits expense, an increase in other operating expense, an increase in loss on the sales of foreclosed real estate, and an increase in service bureau expense, partially offset by a decrease in foreclosed real estate expense and a decrease in depreciation and amortization expense.

Compensation and benefits expense for the three month period ended March 31, 2007 and 2006 was $2.0 million. Compensation and benefits expense was $4.0 million for the six month period ended March 31, 2007 compared to $3.9 million for the same period in 2006. The increase for the six month period is due primarily to normal salary increases for employees.

Depreciation and amortization expense was $152,000 for the three month period ended March 31, 2007, as compared to $170,000 for the same period in 2006. Depreciation and amortization expense was $315,000 and $345,000, for the six month periods ended March 31, 2007 and 2006, respectively. The decrease for both periods reflects equipment becoming fully depreciated, partially offset by depreciation on new additions.

Losses on the sales of foreclosed real estate were $11,000 and $55,000 for the three and six month periods ended March 31, 2007, respectively as compared to a loss of $15,000 for the same periods in 2006. Foreclosed real estate expense was $11,000 for the three month period ended March 31, 2007, as compared to $84,000 for the same period in 2006, and $14,000 for the six month period ended March 31, 2007, as compared to $89,000 for the same period in 2006. The results reflect the costs associated with the holding and disposition of properties including writedowns during the periods. At March 31, 2007, the Bank had 4 single-family residential properties, which were owned by the same borrower as investment properties, and one commercial real estate property classified as foreclosed real estate.

Service bureau expense was $47,000 for the three month period ended March 31, 2007, as compared to $12,000 for the same period in 2006. Service bureau expense was $55,000 and $19,000, for the six month periods ended March 31, 2007 and 2006, respectively. In February 2007, the Bank converted its data processing operations from an in-house environment to an outsourced service bureau environment, which primarily attributed to the increase.

Other operating expenses were $588,000 for the three month period ended March 31, 2007 compared to $542,000 for the same period in 2006. Other operating expenses were $1.2 million for the six month period ended March 31, 2007 compared to $1.1 million for the six month period ended March 31, 2006. The increase for the three month period is due primarily to an increase in internet banking fees, an increase in consulting fees, and an increase in ATM expenses. The increase for the six month period is due primarily to an increase in internet banking fees, an increase in consulting fees, and an increase in ATM expenses, partially offset by a decrease in teller cash over and short expense primarily attributed to losses associated with two robberies in the fiscal 2006 period.

Income Taxes
------------

Total income tax expense for the three month period ended March 31, 2007 was $240,000 compared to $181,000 for the same 2006 period. The increased tax expense for the quarter reflects higher pretax income and a higher tax rate. The effective tax rates for the three month periods ended March 31, 2007 and 2006 were approximately 20.0% and 15.5%, respectively. The increase in the effective tax rate is primarily due to sales of tax-exempt securities. Total income tax expense for the six month period ended March 31, 2007 was $444,000 compared to $438,000 for the same fiscal 2006 period. The effective tax rates for the six month periods ended March 31, 2007 and 2006 were approximately 19.9% and 18.3%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank's Delaware subsidiary, which is not subject to state income tax, and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three month period ended March 31, 2007 was $2.1 million and $430,000, respectively, compared to $2.0 million and $465,000, respectively, for the three month period ended March 31, 2006. State and federal tax-exempt income for the six month period ended March 31, 2007 was $4.2 million and $867,000, respectively, compared to $3.9 million and $916,000, respectively, for the six month period ended March 31, 2006.

Capital Requirements
--------------------

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2003. The Preferred Securities may comprise up to 25% of the Company's Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2007, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.27% and total risk-based capital as a percentage of risk-weighted assets of 12.91%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the "Leverage Ratio") of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2007, the Company had a Leverage Ratio of 7.42%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2007, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.52% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2007, the Bank's total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 10.68%.

Liquidity
---------

The Company's primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2007, the total of approved loan commitments amounted to $3.6 million. In addition, the Company had $15.6 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $97.0 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                     March 31,    September 30,
                                                        2007           2006
                                                        ----           ----
                                                            (in thousands)

Commitments to grant loans                            $ 3,561        $ 7,443
Unfunded commitments under lines of credit             47,907         43,416
Financial and performance standby letters of credit       368            218

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of March 31, 2007 for guarantees under standby letters of credit issued is not material.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at March 31, 2007 from the information presented under the caption, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management, filed as
          Exhibit 13 to the Form 10-K for September 30, 2006.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities

          Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On  February  13,  2007,  the  Company  held   its  annual  meeting  of
         stockholders and the following was the only item presented:

         Election of Director Donald J. Huber, Director Robert F. Kastelic, and Director Oliver D. Keefer as Directors of the Company. Director Huber received 2,416,283 votes in favor and 343,259 votes withheld; Director Kastelic received 2,415,798 votes in favor and 343,744 votes withheld; and Director Keefer received 2,410,963 votes in favor and 348,579 votes withheld. Director Huber, Director Kastelic, and Director Keefer were all elected for a three-year term that expires in February 2010. There were no abstentions or broker non-votes.

Item 5.  Other Information

         (a) Not applicable.

         (b) Not applicable.

Item 6.  Exhibits

     The following exhibits are filed as part of this Report.


     3.1        Articles of Incorporation (1)
     3.2        Amended Bylaws (2)
     4.1        Common Stock Certificate (1)
     4.2        Rights Agreement dated June 30, 2003 between Fidelity Bancorp, Inc. and Registrar and
                Transfer Company (3)
     4.3        Amendment No. 1 to Rights Agreement (4)
     4.4*       Indenture, dated as of September 26, 2002, between Fidelity Bancorp, Inc. and State Street Bank and Trust
                Company of Connecticut, National Association
     4.5*       Amended and Restated Declaration of Trust, dated as of September 26, 2002, by and among State Street Bank and
                Trust Company, National Association, as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and William
                L. Windisch, Richard G. Spencer and Lisa L. Griffith, as Administrators.
     4.6*       Guarantee Agreement, as dated as of September 26, 2002, by and between Fidelity Bancorp, Inc. and State
                Street Bank and Trust Company of Connecticut, National Association.
    10.1        Employee Stock Ownership Plan, as amended (1)
    10.2        1988 Employee Stock Compensation Program (1)
    10.3        1993 Employee Stock Compensation Program (5)
    10.4        1997 Employee Stock Compensation Program (6)
    10.5        1993 Directors' Stock Option Plan (5)
    10.6        1998 Group Term Replacement Plan (7)
    10.7        1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the
                Company and the Bank (7)
    10.8        1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)
    10.9        1998 Salary Continuation Plan Agreement by and between M.A.  Mooney, the Company and the Bank (7)
    10.10       Salary Continuation Plan Agreement with Lisa L. Griffith (2)
    10.11       1998 Stock Compensation Plan (8)
    10.12       2000 Stock Compensation Plan (9)
    10.13       2001 Stock Compensation Plan (10)
    10.14       2002 Stock Compensation Plan (11)
    10.15       2005 Stock-Based Incentive Plan (12)
    10.16       Form of Directors Indemnification Agreement (13)
    20.1        Dividend Reinvestment Plan (14)
    31.1        Section 302 Certification of Chief Executive Officer
    31.2        Section 302 Certification of Chief Financial Officer
    32          Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

* Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.

(1) Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").
(2) Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 2003.
(3)  Incorporated by reference from Form 8-A filed March 31, 2003.
(4) Incorporated by reference to exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed March 17, 2005.
(5) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(6) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(7) Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 1998.
(8) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(9) Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
(10) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 29, 2002.
(11) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on February 26, 2003.
(12) Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 7, 2005.
(13) Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14) Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 14, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              FIDELITY BANCORP, INC.



Date:   May 15, 2007          By: /s/ Richard G. Spencer
                                  ----------------------------------------------
                                  Richard G. Spencer
                                  President and Chief Executive Officer


Date:   May 15, 2007          By: /s/ Lisa L. Griffith
                                  ----------------------------------------------
                                  Lisa L. Griffith
                                  Sr. Vice President and Chief Financial Officer