Form 10-Q
period 2007-06-30
FIDELITY BANCORP INC
filed 2007-08-14
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 0-22288

Fidelity Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1705405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1009 Perry Highway, Pittsburgh, Pennsylvania 15237
(Address of principal executive offices)

412-367-3300
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:         ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,987,221 shares, par value $0.01, at July 31, 2007

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands except share data)

	June 30,	September 30,
Assets	2007	2006
Cash and due from banks	$10,834	$8,480
Interest-bearing demand deposits with other institutions	386	187
Cash and Cash Equivalents	11,220	8,667

Securities available-for-sale	151,694	165,449
(amortized cost of $154,476 and $167,699)
Securities held-to-maturity	78,043	85,879
(fair value of $76,791 and $84,851)
Loans held for sale	577	40
Loans receivable, net of allowance of $2,913 and $2,917	455,343	439,027
Foreclosed real estate, net	95	215
Restricted investments in bank stock, at cost	7,017	9,132
Office premises and equipment, net	6,003	6,073
Accrued interest receivable	3,611	3,359
Other assets	13,385	12,891
Total Assets	$726,988	$730,732

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$37,371	$32,927
Interest bearing	396,000	381,255
Total Deposits	433,371	414,182

Short-term borrowings	18,404	78,625
Subordinated debt	10,310	10,310
Securities sold under agreement to repurchase	96,775	83,638
Advance payments by borrowers for taxes and insurance	3,911	1,508
Long-term debt	114,111	94,292
Other liabilities	4,170	3,982
Total Liabilities	681,052	686,537

Stockholders’ equity:
Common stock, $0.01 par value per share,
10,000,000 shares authorized; 3,604,250
and 3,569,525 shares issued, respectively	36	35
Paid-in capital	45,279	44,774
Retained earnings	12,752	11,076
Accumulated other comprehensive loss	(1,836)	(1,485)
Treasury stock, at cost – 614,029 and 609,029 shares	(10,295)	(10,205)
Total Stockholders’ Equity	45,936	44,195
Total Liabilities and Stockholders’ Equity	$726,988	$730,732

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans	$7,272	$6,255	$21,472	$17,634
Mortgage-backed securities	1,005	1,258	3,142	3,882
Investment securities – taxable	1,440	1,534	4,472	4,296
Investment securities – tax-exempt	407	515	1,363	1,539
Other	9	5	26	18
Total interest income	10,133	9,567	30,475	27,369

Interest expense:
Deposits	3,432	2,958	9,881	7,727
Short-term borrowings	352	1,071	2,092	3,590
Subordinated debt	233	221	693	627
Securities sold under agreement to repurchase	1,112	425	3,068	607
Long-term debt	1,402	1,496	4,088	4,709
Total interest expense	6,531	6,171	19,822	17,260

Net interest income	3,602	3,396	10,653	10,109

Provision for loan losses	100	125	425	250

Net interest income after provision for loan losses	3,502	3,271	10,228	9,859

Other income:
Loan service charges and fees	105	77	258	216
Realized gain on sales of securities, net	32	130	126	341
Gain on sales of loans	38	11	69	29
Deposit service charges and fees	328	333	934	1,023
Non-insured investment products	114	95	317	308
Other	280	285	894	859
Total other income	897	931	2,598	2,776

Operating expenses:
Compensation and benefits	1,971	1,977	5,972	5,838
Office occupancy and equipment expense	230	259	808	849
Depreciation and amortization	163	156	478	501
Loss on sales of foreclosed real estate	27	22	81	37
Foreclosed real estate expense	28	42	41	131
Amortization of intangible assets	8	11	26	31
Service bureau expense	44	7	100	26
Other	564	525	1,721	1,632
Total operating expenses	3,035	2,999	9,227	9,045

Income before Provision for Income Taxes and
Extraordinary Gain	1,364	1,203	3,599	3,590
Provision for Income Taxes	314	234	758	672
Income before Extraordinary Gain	1,050	969	2,841	2,918
Income from Extraordinary Gain, Net of Taxes	—	—	89	—
Net Income	$1,050	$969	$2,930	$2,918

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (Cont’d)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings per Share
Basic
Income before Extraordinary Gain	$.35	$.33	$.95	$.99
Income from Extraordinary Gain, Net of Taxes	—	—	.03	—
Net Income	$.35	$.33	$.98	$.99
Diluted
Income before Extraordinary Gain	$.34	$.32	$.93	$.96
Income from Extraordinary Gain, Net of Taxes	—	—	.03	—
Net Income	$.34	$.32	$.96	$.96
Dividends per common share	$.14	$.14	$.42	$.38

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2007	2006
Operating Activities:
Net income	$2,930	$2,918
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from extraordinary gain, net of taxes	(89)	—
Provision for loan losses	425	250
Loss on sales of foreclosed real estate	81	37
Provision for depreciation and amortization	478	501
Deferred loan fee amortization	(43)	(73)
Amortization of investment and mortgage-backed securities
discounts/premiums, net	153	418
Amortization of intangibles	26	31
Net gain on sale of securities	(126)	(341)
Net gain on sale of loans	(69)	(29)
Origination of loans held-for-sale	(6,120)	(2,347)
Proceeds from sale of loans held-for-sale	5,651	2,624
Increase in accrued interest receivable	(252)	(332)
Increase in accrued income taxes	218	150
Increase (decrease) in interest payable	87	(252)
Increase in cash surrender value of life insurance policies	(154)	(145)
Noncash compensation expense related to stock benefit plans	68	49
Contribution to ESOP	(322)	(240)
Changes in other assets	(468)	54
Changes in other liabilities	206	1,047

Net cash provided by operating activities	2,680	4,320

Investing Activities:
Proceeds from sales of securities available-for-sale	9,890	10,925
Proceeds from maturities and principal repayments of
securities available-for-sale	11,541	15,815
Purchases of securities available-for-sale	(7,886)	(19,173)
Proceeds from maturities and principal repayments of
securities held-to-maturity	12,746	11,046
Purchases of securities held-to-maturity	(5,022)	—
Net increase in loans	(16,767)	(73,173)
Proceeds from sale of foreclosed real estate	108	220
Redemptions of FHLB stock	2,115	1,890
Proceeds from insurance claim – Carnegie Branch	135	—
Additions to office premises and equipment	(408)	(1,012)
Proceeds from sales of office premises and equipment	—	24

Net cash provided by (used in) investing activities	6,452	(53,438)

Continued on page 7.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)(Cont’d.)

(in thousands)

	Nine Months Ended June 30,
	2007	2006
Financing Activities:
Net increase in deposits	$19,189	$53,104
Increase in repurchase agreements	13,137	2,608
Net decrease in short-term borrowings	(60,221)	(41,228)
Proceeds from long-term borrowings	20,000	60,000
Repayments of long-term borrowings	(181)	(26,675)
Increase in advance payments by borrowers for taxes and insurance	2,403	2,334
Cash dividends paid	(1,254)	(1,181)
Stock options exercised	300	209
Proceeds from sale of stock through Dividend Reinvestment Plan	118	110
Excess tax benefit realized on stock-based compensation	20	37
Acquisition of treasury stock	(90)	(397)

Net cash (used in) provided by financing activities	(6,579)	48,921

Increase (decrease) in cash and cash equivalents	2,553	(197)

Cash and cash equivalents at beginning of period	8,667	9,870

Cash and cash equivalents at end of period	$11,220	$9,673

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowings	$19,735	$17,512
Income taxes	$525	$633

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$69	$—

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Total
Balance at September 30, 2005	$35	$44,250	$(9,808)	$8,486	$(914)	$42,049
Comprehensive income:
Net income				2,918		2,918
Other comprehensive loss,
net of tax of ($970)					(1,884)	(1,884)
Reclassification adjustment,
net of tax of ($116)					(225)	(225)
Total comprehensive income						809
Stock-based compensation expense		49				49
Stock options exercised, including tax
benefit of $37		246				246
Cash dividends declared				(1,181)		(1,181)
Treasury stock purchased – 21,074
shares			(397)			(397)
Sale of stock through Dividend
Reinvestment Plan		110				110

Balance at June 30, 2006	$35	$44,655	$(10,205)	$10,223	$(3,023)	$41,685

Balance at September 30, 2006	$35	$44,774	$(10,205)	$11,076	$(1,485)	$44,195
Comprehensive income:
Net income				2,930		2,930
Other comprehensive loss,
net of tax of ($138)					(268)	(268)
Reclassification adjustment,
net of tax of ($43)					(83)	(83)
Total comprehensive income						2,579

Stock-based compensation expense		68				68
Stock options exercised, including tax
benefit of $20	1	319				320
Cash dividends declared				(1,254)		(1,254)
Treasury stock purchased – 5,000
shares			(90)			(90)
Sale of stock through Dividend
Reinvestment Plan		118				118

Balance at June 30, 2007	$36	$45,279	$(10,295)	$12,752	$(1,836)	$45,936

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

June 30, 2007

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2006. The results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007 or any future interim period.

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation format. These reclassifications had no effect on net income.

(3) New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48-1 on our financial statements.

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

In September 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is effective for publicly-held companies for fiscal years ending after November 15, 2006. We are currently evaluating the potential impact, if any, of the adoption of SAB 108 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial condition or results of operations.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

(4) Stock Based Compensation

As of June 30, 2007, the Company had six share-based compensation plans, which are described below.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 165,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market value of the common stock on the date of the grant, the options generally vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of June 30, 2007, 74,100 options remain unawarded. No share awards have been made under the plan.

The Company also maintains the 1997 Employee Stock Compensation Program, which was shareholder approved. At June 30, 2007, no remaining options were available for grant under this program. Option awards under this program were granted with an exercise price equal to the market value of the common stock on the date of grant, had vesting periods from zero to two years, and had contractual terms from seven to ten years. Option awards under this program provide for accelerated vesting if there is a change in control, as defined in the program.

The Company also maintains the 1998 Stock Compensation Program, the 2000 Stock Compensation Plan, the 2001 Stock Compensation Plan, and the 2002 Stock Compensation Plan, which provided for the grant of stock options to non-employee directors. At June 30, 2007, no remaining options were available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, were exercisable immediately, and had contractual terms of ten years.

Stock option transactions for the nine months ended June 30, 2007 were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	389,342	$14.89
Granted	34,000	18.64
Exercised	(28,390)	10.56
Forfeited	(778)	20.76
Outstanding as of June 30, 2007	394,174	$15.51	$1,221,471	4.7
Exercisable as of June 30, 2007	327,373	$14.82	$1,221,471	4.5

The fair value of options granted for the nine month periods ended June 30, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended June 30,
	2007	2006

Dividend yield	3.81%	3.61% — 3.81%
Expected life	5.5 years	5.5 years
Expected volatility	22.02%	22.20% — 22.75%
Risk-free interest rate	4.50%	4.23% — 4.47%
Weighted average fair value of options granted	$3.31	$3.25 — $3.36

(5) Earnings Per Share

Basic earnings per share(EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net Income	$1,050	$969	$2,930	$2,918
Denominator:
Denominator for basic earnings per share – weighted average shares	2,987	2,960	2,981	2,958
Effect of dilutive securities:
Employee stock options	63	83	68	87
Denominator for diluted earnings per share – weighted average
Shares and assumed conversions	3,050	3,043	3,049	3,045
Basic earnings per share	$.35	$.33	$.98	$.99
Diluted earnings per share	$.34	$.32	$.96	$.96

(6) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):

	June 30,	September 30,
	2007	2006
First mortgage loans:
Conventional:
1-4 family dwellings	$185,182	$190,040
Multi-family dwellings	244	259
Commercial	80,519	72,171
Construction:
Residential	48,227	42,252
Commercial	20,480	19,147
	334,652	323,869

Less: Loans in process	(14,960)	(13,369)
	319,692	310,500
Installment loans:
Home equity	92,452	90,263
Consumer loans	827	440
Other	2,506	2,603
	95,785	93,306

Commercial business loans and leases:
Commercial business loans	42,623	37,930
Commercial leases	118	236
	42,741	38,166

Less: Allowance for loan losses	(2,913)	(2,917)

Unearned discounts and fees	38	(28)
Loans receivable, net	$455,343	$439,027

(7) Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended June 30, 2007, fiscal year ended September 30, 2006, and for the nine months ended June 30, 2006 are as follows (dollar amounts in thousands):

	Nine Months Ended June 30, 2007	Year Ended September 30, 2006	Nine Months Ended June 30, 2006
Balance at beginning of period	$2,917	$2,596	$2,596
Provision for loan losses	425	600	250
Charge-offs	(478)	(326)	(251)
Recoveries	49	47	37
Balance at end of period	$2,913	$2,917	$2,632

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

At June 30, 2007, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $2.0 million compared to $2.3 million at June 30, 2006. Included in the current amount is $51,000 of impaired loans for which the related allowance for loan losses is $8,000. Impaired loans of $2.0 million do not have a related allowance for loan losses as a result of applying impairment tests prescribed under SFAS No. 114. The average recorded investment in impaired loans during the nine months ended June 30, 2007 was $1.9 million compared to $1.7 million for the same period in the prior year. For the nine months ended June 30, 2007, the Company recognized $14,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $36,000 of interest income on impaired loans during the nine month period ended June 30, 2006.

(8) Extraordinary Gain

During the fourth quarter of fiscal 2006, the Bank recorded an extraordinary gain of $481,000, before taxes of $163,000, representing insurance proceeds received from the destructive fire that devastated the Bank’s Carnegie Branch location in October 2005. (Refer to Note 19 on page 43 of the Company’s 2006 Annual Report to Shareholders.) During the second quarter of fiscal 2007, the Bank received additional insurance proceeds of $135,000, and recorded an extraordinary gain of $89,000, net of taxes. The insurance claim has been settled and no additional proceeds are expected to be recovered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIDELITY BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of integrating newly acquired businesses, the ability to control costs and expenses, and general economic conditions. The Company does not undertake to, and specifically disclaims any obligation to, update any such forward-looking statements.

Fidelity Bancorp, Inc.’s (“Fidelity” or the “Company”) business is conducted principally through its wholly-owned subsidiary, Fidelity Bank (the “Bank”). All references to the Company refer collectively to the Company and the Bank, unless the context indicates otherwise.

Critical Accounting Policies

Note 1 on pages 10 through 18 of the Company’s 2006 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other than temporary impairment, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in note 7 “Allowance for Loan Losses” on pages 13 and 14 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on pages 55 and 56 of the Company’s September 30, 2006 Consolidated Financial Statements. At least quarterly, management reviews the available for sale portfolio and identifies all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other than temporary. If the security is deemed other than temporarily impaired it is written down to the current market value and a corresponding charge to earnings is recognized. The Company did not recognize any other than temporary impairment losses on available for sale securities during the three and nine month periods ended June 30, 2007 and 2006. Stock based compensation expense is reported in net income utilizing the fair-value-based method set forth in SFAS No. 123R. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in note 4 “Stock Based Compensation” on pages 11 through 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in note 13 “Stock Option Plans” on pages 35 and 36 of the Company’s September 30, 2006 Consolidated Financial Statements.

Comparison of Financial Condition

Total assets of the Company decreased $3.7 million, or .51%, to $727.0 million at June 30, 2007 from $730.7 million at September 30, 2006. Significant changes in individual categories include a decrease in securities held-to-maturity of $7.8 million, a decrease in securities available for sale of $13.8 million, a decrease in restricted investments in bank stock of $2.1 million, and an increase in net loans of $16.3 million including an $8.3 million increase in commercial real estate loans and a $6.0 million increase in residential construction loans.

Total liabilities of the Company decreased $5.5 million, or .80%, to $681.1 million at June 30, 2007 from $686.5 million at September 30, 2006. Significant changes include a decrease in short-term borrowings of $60.2 million, an increase in long-term debt of $19.8 million, an increase in securities sold under agreement to repurchase of $13.1 million (including $10.0 million in wholesale repurchase agreements), and an increase in deposits of $19.2 million. The Company decided to take advantage of the lower interest rates offered on long-term debt and securities sold under agreement to repurchase to replace short-term borrowings consistent with asset/liability management strategies.

Stockholders’ equity increased to $45.9 million at June 30, 2007, compared to $44.2 million at September 30, 2006. This result reflects net income for the nine month period ended June 30, 2007 of $2.93 million, stock options exercised of $320,000 (including tax benefit of $20,000), stock issued under the Dividend Reinvestment Plan of $118,000, and stock-based compensation of $68,000. Offsetting these increases were common stock cash dividends paid of $1.3 million, treasury stock purchased of $90,000, and an increase in the accumulated other comprehensive loss of $351,000. Accumulated other comprehensive loss increased from September 30, 2006 as a result of changes in the net unrealized losses on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at June 30, 2007, to be other than temporary. Because of interest rate volatility, the Company’s accumulated other comprehensive loss could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earningsas of June 30, 2007 and September 30, 2006 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosedreal estate held by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructurings at the datespresented (dollar amounts in thousands).

	June 30,	September 30,
	2007	2006
Non-accrual residential real estate loans (on-to-four family)	$592	$403
Non-accrual construction, multi-family residential and commercial real estate loans	342	344
Non-accrual installment loans	241	238
Non-accrual commercial business loans	1,672	1,700
Total non-performing loans	$2,847	$2,685
Total non-performing loans as a percent of net loans receivable	0.63%	0.61%
Total foreclosed real estate	$95	$215
Total non-performing loans and foreclosed real estate as a percent of total assets	0.40%	0.40%

Included in non-performing loans at June 30, 2007 are nine single-family residential real estate loans totaling $592,000, one commercial real estate loan totaling $342,000, eighteen home equity and installment loans totaling $241,000, and seven commercial business loans totaling $1.7 million.

At June 30, 2007, the Company had an allowance for loan losses of $2.91 million or .64% of net loans receivable, as compared to an allowance of $2.92 million or .66% of net loans receivable at September 30, 2006. The allowance for loan losses equals 102.3% of non-performing loans at June 30, 2007 compared to 108.6% at September 30, 2006. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of June 30, 2007. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at June 30, 2007 is reasonable. See also “Provision for Loan Losses” on page 21. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

The Company recognizes that it must maintain an Allowance for Loan and Lease Losses (“ALLL”) at a level that is adequate to absorb estimated credit losses associated with the loan and lease portfolio. The Company’s Board of Directors has adopted an ALLL policy designed to provide management with a systematic methodology for determining and documenting the ALLL each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the ALLL is in conformity with the Company’s policies and procedures and other supervisory and regulatory guidelines.

The Company’s ALLL methodology incorporates management’s current judgments about the credit quality of the loan portfolio. The following factors are considered when analyzing the appropriateness of the allowance: historical loss experience; volume; type of lending conducted by the Bank; industry standards; the level and status of past due and non-performing loans; the general economic conditions in the Bank’s lending area; and other factors affecting the collectibility of the loans in its portfolio. The primary elements of the Bank’s methodology include portfolio segmentation and impairment measurement. Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management’s control, that can change often, rapidly and substantially. The adequacy of the ALLL is based upon estimates considering all the aforementioned factors as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

Comparison of Results of Operations

for the Three and Nine Months Ended June 30, 2007 and 2006

Net Income

Net income for the three months ended June 30, 2007 was $1.05 million ($.34 per diluted share) compared to $969,000 ($.32 per diluted share) for the same period in 2006, an increase of $81,000 or 8.4%. The increase reflects an increase in net interest income of $206,000, or 6.1% and a decrease in the provision for loan losses of $25,000. Partially offsetting these factors were a decrease in other income of $34,000, or 3.7%, an increase in operating expenses of $36,000, or 1.2%, and an increase in the provision for income taxes of $80,000, or 34.2%.

Net income for the nine months ended June 30, 2007 was $2.93 million ($.96 per diluted share) compared to $2.92 million ($.96 per diluted share) for the comparable prior-year period. Net income for the nine months ended June 30, 2007 included an extraordinary gain, net of taxes, of $89,000, or $.03 per diluted share, attributable to the receipt of additional insurance proceeds from the destructive fire that devastated the Bank’s Carnegie branch in October 2005. The Company previously recorded an extraordinary gain, net of taxes, of $318,000 ($.11 per diluted share) during the fourth quarter of fiscal 2006 on a prior receipt of insurance proceeds related to the same claim. The insurance claim has been settled and the Company does not expect to receive any additional proceeds. For additional information, see Note 19 of Notes to Consolidated Financial Statements in the 2006 Annual Report to Stockholders.

Income before extraordinary gain for the nine months ended June 30, 2007 was $2.84 million ($.93 per diluted share) compared to $2.92 million ($.96 per diluted share) in the prior year period, a decline of $77,000, or 2.6%. The decline in income before extraordinary gain is attributable to an increase in the provision for loan losses of $175,000, an increase in other expenses of $182,000, or 2.0%, a decrease in other income of $178,000, or 6.4%, and an increase in the provision for income taxes of $86,000, or 12.8%, which offset an increase in net interest income of $544,000, or 5.4%.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, increased to 2.03% (annualized) in the three months ended June 30, 2007 from 2.00% (annualized) in the same period in 2006 as a result of the average yield on total interest earning assets increasing more than the average rate paid on interest-bearing liabilities. The Company’s tax-equivalent interest rate spread decreased to 1.99% (annualized) in the nine months ended June 30, 2007 from 2.03% (annualized) in the same period in fiscal 2006 as a result of the average yield on total interest earning assets increasing less than the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Average yield on:
Mortgage loans	6.14%	5.86%	6.11%	5.82%
Mortgage-backed securities	4.39	4.41	4.40	4.30
Installment loans	6.43	6.28	6.41	6.18
Commercial business loans and leases	7.65	8.59	7.61	8.56
Interest –earning deposits with other institutions, investment securities, and FHLB stock (1)	5.49	5.42	5.55	5.14
Total interest-earning assets	5.90	5.67	5.88	5.54
Average rates paid on:
Deposits	3.24	2.91	3.17	2.66
Borrowed funds	4.96	4.85	5.02	4.74
Total interest-bearing liabilities	3.87	3.67	3.89	3.51
Average interest rate spread	2.03%	2.00%	1.99%	2.03%
Net yield on interest-earning assets	2.16%	2.09%	2.13%	2.13%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income

Interest on loans increased $1.0 million or 16.3% to $7.3 million for the three months ended June 30, 2007, compared to $6.3 million in the same period in 2006. Interest on loans increased $3.8 million or 21.8% to $21.5 million for the nine months ended June 30, 2007. The increase for both periods reflects an increase in the average loan balance outstanding during 2007 as well as an increase in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities decreased $253,000 or 20.1% to $1.0 million for the three month period ended June 30, 2007, compared to $1.3 million in the same period in 2006. Interest on mortgage-backed securities decreased $740,000 or 19.1% to $3.1 million for the nine months ended June 30, 2007, compared to the same period in 2006. The decrease for the three month period ended June 30, 2007 reflects a decrease in the average balance of mortgage-backed securities owned as well as a slight decrease in the average yield earned on the portfolio. The decrease for the nine month period ended June 30, 2007 reflects a decrease in the average balance of mortgage-backed securities owned partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $198,000 or 9.6% to $1.9 million for the three months ended June 30, 2007, as compared to the same period in 2006. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) increased $8,000 or .1% to $5.9 million for the nine months ended June 30, 2007, as compared to the same period in 2006. The decrease for the three month period ended June 30, 2007 reflects a decrease in the average balance of investment securities in the portfolio partially offset by a slight increase in the yield earned on these investments. The increase for the nine month period ended June 30, 2007 reflects an increase in the yield earned on these investments partially offset by a decrease in the average balance of investment securities in the portfolio.

Interest Expense

Interest on deposits increased $474,000 or 16.0% to $3.4 million for the three month period ended June 30, 2007, as compared to $3.0 million during the same period in 2006. Interest on deposits increased $2.2 millionor 27.9% to $9.9 million for the nine month period ended June 30, 2007, as compared to $7.7 million during the same period in 2006. The increase for both periods reflects an increase in the average balance of deposits as well as an increase in the average cost of the deposits reflecting higher short-term rates and a competitive deposit market.

Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $719,000 to $352,000 for the three month period ended June 30, 2007, as compared to $1.1 million in the same period in fiscal 2006. Interest on short-term borrowings decreased $1.5 million to $2.1 million for the nine month period ended June 30, 2007, as compared to $3.6 million in the same period in 2006. The decrease for the three month period ended June 30, 2007 reflects a decrease in the average balance of these borrowings as well as a decrease in the average cost of these borrowings. The decrease for the nine month period ended June 30, 2007 reflects a decrease in the average balance of these borrowings, partially offset by an increase in the average cost of these borrowings.

Interest on subordinated debt increased $12,000 for the three months ended June 30, 2007, as compared to the same period in 2006. Interest on subordinated debt increased $66,000 for the nine months ended June 30, 2007, as compared to the same period in 2006. The increase for both periods reflects an increase in the average cost of these floating-rate debentures while the average balance remained unchanged.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, increased $687,000 to $1.1 million for the three month period ended June 30, 2007, as compared to the same period in 2006. Interest on securities sold under agreement to repurchase increased $2.5 million to $3.1 million for the nine month period ended June 30, 2007, as compared to the same period in 2006. The increase for both periods reflects both a higher level of average securities sold under agreement to repurchase and an increase in the cost of these funds. In fiscal 2006, the Bank began using structured reverse repurchase agreements to replace various FHLB borrowings. The Bank had $70 million and $45 million of wholesale structured borrowings outstanding at June 30, 2007 and 2006, respectively. During the three month period ended June 30, 2007 the Bank began using term repurchase agreements to replace a $15 million structured reverse repurchase agreement that was called. The Bank had $15 million of wholesale term borrowings outstanding at June 30, 2007.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $94,000 to $1.4 million for the three months ended June 30, 2007 as compared to the same period in fiscal 2006. Interest on long-term debt decreased $621,000, to $4.1 million for the nine months ended June 30, 2007 as compared to the same period in fiscal 2006. The decrease for both periods reflects a decrease in the average balance of the debt, partially offset by an increase in the average cost of the debt.

Net Interest Income

The Company’s net interest income increased $206,000 or 6.1% to $3.6 million, for the three month period ended June 30, 2007, as compared to $3.4 million in the same period in 2006. The Company’s net interest income increased $544,000 or 5.4% to $10.7 million, for the nine months ended June 30, 2007, as compared to the same period in 2006. The increase for the three month period ended June 30, 2007 is attributable to an increase in net interest-earning assets as well as a slightly increased interest rate spread. The increase for the nine month period ended June 30, 2007 is attributable to an increase in net interest-earning assets, partially offset by a decreased interest rate spread.

Provision for Loan Losses

The provision for loan losses decreased to $100,000 for the three month period ended June 30, 2007, as compared to $125,000 for the same period in 2006. The provision for loan losses was $425,000 for the nine months ended June 30, 2007 compared to $250,000 for the nine months ended June 30, 2007. At June 30, 2007, the allowance for loan losses decreased slightly to $2.91 million from $2.92 million at September 30, 2006. Net loan charge-offs were $33,000 and $92,000 for the three months ended June 30, 2007 and 2006, respectively. Net loan charge-offs were $429,000 and $214,000 for the nine months ended June 30, 2007 and 2006, respectively.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimates of the losses inherent in the portfolio based on a monthly review by management of factors such as historical experience, volume, type of lending conducted by the Bank, industry standards, the level and status of past due and non-performing loans, the general economic conditions in the Bank’s lending area, and other factors affecting the collectibility of the loans in its portfolio.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Other Income

Total non-interest or other income decreased $34,000 or 3.7% to $897,000 and decreased $178,000 or 6.4% to $2.6 million for the three and nine month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The decrease, for the three month period ended June 30, 2007, primarily relates to a decrease in the realized gains on sales of securities, partially offset by an increase in loan service charges and fees, an increase in the gain on the sales of loans, and an increase in non-insured investment product income. The decrease, for the nine month period ended June 30, 2007, primarily relates to a decrease in the realized gains on sales of securities and a decrease in deposit service charges and fees, partially offset by an increase in loan service charges and fees, an increase in the gain on the sales of loans, and an increase in other income.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $28,000 or 36.4% to $105,000, and increased $42,000 or 19.4% to $258,000 for the three and nine month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase for the three month period ended June 30, 2007 is primarily attributed to an increase in miscellaneous fees collected on home equity and commercial loans. The increase for the nine month period ended June 30, 2007 is primarily attributed to an increase in miscellaneous fees collected on home equity and commercial loans and an increase in title insurance fees.

Net realized gains on the sales of securities were $32,000 and $126,000 for the three and nine month periods ended June 30, 2007, respectively, as compared to realized gains of $130,000 and $341,000 in the same periods in fiscal 2006. Such sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies. The Company has sold approximately the same level of securities during fiscal 2007 as compared to fiscal 2006, but gains are lower in 2007 due to the changing interest rate environment.

Gains on the sale of loans were $38,000 and $69,000 for the three and nine-month periods ended June 30, 2007, respectively, as compared to gains of $11,000 and $29,000 for the same periods in fiscal 2006. The nine month period ended June 30, 2007 results reflect the sale of approximately $5.6 million of fixed-rate, single-family mortgage loans, compared to $2.6 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees decreased $5,000 or 1.5% for the three month period ended June 30, 2007 and decreased $89,000 or 8.7% for the nine month period ended June 30, 2007 as compared to the same periods in fiscal 2006. The decreases for the three and nine month periods ended June 30, 2007 are primarily attributed to a decrease in the volume of fees collected for returned checks on deposit accounts and a decrease in the service charges assessed on checking accounts in response to competition.

Non-insured investment product income was $114,000 and $317,000 for the three and nine month periods ended June 30, 2007, respectively, as compared to $95,000 and $308,000 for the same periods in fiscal 2006. The increase for the three and nine month periods ended June 30, 2007 is primarily attributed to an increase in the commissions earned on the sales of these products.

Other income decreased $5,000 to $280,000 for the three month period ended June 30, 2007 compared to $285,000 for the same period in 2006. Other income increased $35,000 to $894,000 for the nine month period ended June 30, 2007 compared to $859,000 for the nine month period ended June 30, 2006. The decrease for the three month period ended June 30, 2007, primarily relates to a decrease in profits recognized on the sales of fixed assets. The increase for the nine month period ended June 30, 2007 is primarily attributed to the collection of $45,000 in the quarter ending March 31, 2007, representing a recovery of a loss related to a check kiting fraud discovered in March 2005 attributable to one business customer.

Operating Expenses

Total operating expenses for the three month periods ended June 30, 2007 and 2006 were approximately the same at $3.0 million. Total operating expenses for the nine month period ended June 30, 2007 totaled $9.2 million compared to $9.0 million for the same period in fiscal 2006. The increase for the nine month period ended June 30, 2007 is primarily attributed to an increase in compensation and benefits expense, an increase in other operating expense, an increase in loss on the sales of foreclosed real estate, and an increase in service bureau expense, partially offset by a decrease in foreclosed real estate expense and a decrease in office occupancy and equipment expense.

Compensation and benefits expense for the three month periods ended June 30, 2007 and 2006 was $2.0 million. Compensation and benefits expense was $6.0 million for the nine month period ended June 30, 2007 compared to $5.8 million for the same period in 2006. The increase for the nine month period is due primarily to normal salary increases for employees, partially offset by lower health insurance expense.

Office occupancy and equipment expense was $230,000 for the three month period ended June 30, 2007, as compared to $259,000 for the same period in 2006. Office occupancy and equipment expense was $808,000 and $849,000, for the nine month periods ended June 30, 2007 and 2006, respectively. The decrease for both periods is primarily attributed to a decrease in furniture, fixtures and equipment expense. Prior periods furniture, fixtures and equipment expense included expenses related to the opening of the new Carnegie Branch.

Losses on the sales of foreclosed real estate were $27,000 and $81,000 for the three and nine month periods ended June 30, 2007, respectively, as compared to losses of $22,000 and $37,000 for the same periods in 2006, respectively. Foreclosed real estate expense was $28,000 for the three month period ended June 30, 2007, as compared to $42,000 for the same period in 2006, and $41,000 for the nine month period ended June 30, 2007, as compared to $131,000 for the same period in 2006. The results reflect the costs associated with the holding and disposition of properties including writedowns during the periods. At June 30, 2007, foreclosed real estate consisted of 2 single-family residential properties, which were owned by the same borrower as investment properties, and one commercial real estate property.

Service bureau expense was $44,000 for the three month period ended March 31, 2007, as compared to $7,000 for the same period in 2006. Service bureau expense was $100,000 and $26,000, for the nine month periods ended June 30, 2007 and 2006, respectively. In February 2007, the Bank converted its data processing operations from an in-house environment to an outsourced service bureau environment, which primarily attributed to the increase. The service bureau environment has reduced compensation expense and office occupancy and equipment expense.

Other operating expenses were $564,000 for the three month period ended June 30, 2007 compared to $525,000 for the same period in 2006. Other operating expenses were $1.7 million for the nine month period ended June 30, 2007 compared to $1.6 million for the nine month period ended June 30, 2006. The increase for the three month period is due primarily to an increase in internet banking fees and an increase in ATM expenses. The increase for the nine month period is due primarily to an increase in internet banking fees, an increase in consulting fees, and an increase in ATM expenses, partially offset by a decrease in teller cash over and short expense primarily attributed to losses associated with two robberies in the fiscal 2006 period.

Income Taxes

Total income tax expense for the three month period ended June 30, 2007 was $314,000 compared to $234,000 for the same 2006 period. The increased tax expense for the quarter reflects higher pretax income and a higher effective tax rate. The effective tax rates for the three month periods ended June 30, 2007 and 2006 were approximately 23.0% and 19.5%, respectively. The increase in the effective tax rate is primarily due to sales of tax-exempt securities. Total income tax expense for the nine month period ended June 30, 2007 was $758,000 compared to $672,000 for the same fiscal 2006 period. The effective tax rates for the nine month periods ended June 30, 2007 and 2006 were approximately 21.1% and 18.7%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax, and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three month period ended June 30, 2007 was $2.1 million and $377,000, respectively, compared to $2.0 million and $461,000, respectively, for the three-month period ended June 30, 2006. State and federal tax-exempt income for the nine month period ended June 30, 2007 was $6.3 million and $1.2 million, respectively, compared to $5.9 million and $1.4 million, respectively, for the nine month period ended June 30, 2006.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain (loss) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust II in 2003. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2007, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.44% and total risk-based capital as a percentage of risk-weighted assets of 13.10%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2007, the Company had a Leverage Ratio of 7.49%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2007, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.72% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2007, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 10.84%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2007, the total of approved loan commitments amounted to $3.5 million. In addition, the Company had $15.0 million of undisbursed loan funds at that date.The amount of savings certificates which mature during the next twelve months totals approximately $101.2 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30,	September 30,
	2007	2006
	(in thousands)
Commitments to grant loans	$3,452	$7,443
Unfunded commitments under lines of credit	47,232	43,416
Financial and performance standby letters of credit	340	218

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2007 for guarantees under standby letters of credit issued is not material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at June 30, 2007 from the information presented under the caption, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management, filed as Exhibit 13 to the Form 10-K for September 30, 2006.

Item 4.	Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

Item 1A.	Risk Factors

Risk Factor disclosures are presented at September 30, 2006 in Item 1A of Fidelity Bancorp Inc’s Form 10-K, filed with the SEC on December 22, 2006. Management believes that there have been no material changes from the Company’s risk factors as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2007	—	$—	—	126,210
May 1 – May 31, 2007	4,642	18.18	4,642	121,568
June 1 – June 30, 2007	358	17.76	358	121,210

Total	5,000	$18.15	5,000	121,210

* On October 19, 2005, the Registrant announced a stock repurchase plan for up to 5% of shares outstanding, or 147,000 shares. On October 18, 2006, the Registrant announced a twelve month extension of the plan.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

(a) Not applicable.

(b) Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Report.

3.1	Articles of Incorporation (1)
3.2	Amended Bylaws
4.1	Common Stock Certificate (1)
4.2	Rights Agreement dated June 30, 2003 between Fidelity Bancorp, Inc. and Registrar and Transfer Company (2)
4.3	Amendment No. 1 to Rights Agreement (3)
4.4*	Indenture, dated as of September 26, 2002, between Fidelity Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association
4.5*

Amended and Restated Declaration of Trust, dated as of September 26, 2002, by and among State Street Bank and Trust Company, National Association, as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and William L. Windisch, Richard G. Spencer and Lisa L. Griffith, as Administrators.

4.6*	Guarantee Agreement, as dated as of September 26, 2002, by and between Fidelity Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association
10.1	Employee Stock Ownership Plan, as amended (1)
10.2	1988 Employee Stock Compensation Program (1)
10.3	1993 Employee Stock Compensation Program (4)
10.4	1997 Employee Stock Compensation Program (5)
10.5	1993 Directors’ Stock Option Plan (4)
10.6	1998 Group Term Replacement Plan (6)
10.7	1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (6)
10.8	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (6)
10.9	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (6)
10.10	Salary Continuation Plan Agreement with Lisa L. Griffith (7)
10.11	1998 Stock Compensation Plan (8)
10.12	2000 Stock Compensation Plan (9)
10.13	2001 Stock Compensation Plan (10)
10.14	2002 Stock Compensation Plan (11)
10.15	2005 Stock-Based Incentive Plan (12)
10.16	Form of Directors Indemnification Agreement (13)
20.1	Dividend Reinvestment Plan (14)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Office
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.

(1)

Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (registration No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).

(2)	Incorporated by reference from Form 8-A filed March 31, 2003.
(3)	Incorporated by reference to exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(4)	Incorporated by reference from an exhibit in Form S-8 filed with the SEC on May 2, 1997.
(5)	Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 12, 1998.
(6)	Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 1998.
(7)	Incorporated by reference to an identically numbered exhibit in Form 10-K filed with the SEC on December 29, 2003.
(8)	Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Form S-8 filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from an exhibit in Form S-8 filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from an exhibit in Form S-8 filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from an exhibit in Form S-8 filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 14, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.
Date: August 14, 2007	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer