Form 10-K
period 2007-09-30
FIDELITY BANCORP INC
filed 2007-12-28
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission Number:   0-22288

FIDELITY BANCORP, INC.
(Exact name of Registrant as specified in its Charter)

Pennsylvania	25-1705405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1009 Perry Highway, Pittsburgh, Pennsylvania	15237
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (412) 367-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	Nasdaq Global Market
Preferred Share Purchase Rights	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☒ NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day .         ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s Common Stock reported on the Nasdaq Global Market on March 30, 2007 was $44.6 million. Solely for purposes of this calculation, the term “affiliate” includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant’s voting securities.

As of December 18, 2007, the Registrant had outstanding 3,010,717 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Registrant's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.  (Part III)

FIDELITY BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended September 30, 2007

PART I

Fidelity Bancorp, Inc. (the “Company”) may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others (including those listed under Item 1A. Risk Factors) could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business.

The Company, a Pennsylvania corporation headquartered in Pittsburgh, Pennsylvania, provides a full range of banking services through its wholly owned banking subsidiary, Fidelity Bank, PaSB (the “Bank”). The Company conducts no significant business or operations of its own other than holding all the outstanding stock of the Bank. Because the primary activities of the Company are those of the Bank, references to the Bank used throughout this document, unless the context indicates otherwise, generally refer to the consolidated entity.

The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank, incorporated in 1927, conducts business from thirteen full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank’s wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank’s fixed-rate residential mortgage loan portfolio which may include engaging in mortgage securitization transactions. FBIC, Inc. has not completed any mortgage securitization transactions to date. Total assets of FBIC, Inc. as of September 30, 2007 were $93.3 million.

The Company’s executive offices are located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237 and its telephone number is (412) 367-3300. The Company maintains a website at www.fidelitybancorp-pa.com.

Competition

The Bank is one of many financial institutions serving its market area. The competition for deposit products and loan originations comes from other depository institutions such as commercial banks, thrift institutions and credit unions in the Bank’s market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank competes for loans with a variety of non-depository institutions such as mortgage brokers, finance companies and insurance companies. Based on data compiled by the FDIC, the Bank had a 0.69% share of all FDIC-insured deposits in the Pittsburgh Metropolitan Statistical Area as of June 30, 2007, the latest date for which such data was available, ranking it 15th among 62 FDIC-insured institutions. This data does not reflect deposits held by credit unions with which the Bank also competes.

Lending Activities

The Bank’s principal lending activity is the origination of loans secured primarily by first mortgage liens on existing single-family residences in the Pittsburgh Metropolitan Statistical Area. At September 30, 2007, the Bank’s loan portfolio included $184.2 million of residential loans, $51.1 million of residential construction loans, $79.4 million of commercial and multi-family real estate loans, and $24.4 million of commercial construction loans. The Bank also engages in consumer installment lending primarily in the form of home equity loans. At September 30, 2007, the Bank had $92.6 million in home equity loans in the portfolio. Substantially all of the Bank’s borrowers are located in the Pittsburgh Metropolitan Statistical Area and would be expected to be affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by loan type in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At September 30,
	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential:
Single-family (1-4 units)	$184,168	38.7%	$190,040	41.7%	$156,889	42.2%	$109,524	34.5%	$98,283	35.4%
Multi-family (over 4 units)	239	0.1	259	0.1	275	0.1	290	0.1	368	0.1
Construction:
Residential	51,077	10.7	42,252	9.3	24,060	6.5	23,749	7.5	10,349	3.7
Commercial	24,363	5.1	19,147	4.2	11,164	3.0	11,703	3.7	2,108	0.8
Commercial	79,206	16.7	72,171	15.8	67,889	18.2	63,681	20.1	63,278	22.8
Total real estate loans	339,053	71.3	323,869	71.1	260,277	70.0	208,947	65.9	174,386	62.8
Installment loans	95,628	20.1	93,306	20.5	79,780	21.4	75,990	24.0	67,332	24.2
Commercial business loans and leases	40,953	8.6	38,166	8.4	32,028	8.6	32,082	10.1	35,975	13.0
Total loans receivable	475,634	100.0%	455,341	100.0%	372,085	100.0%	317,019	100.0%	277,693	100.0%
Less:
Loans in process	(13,752)		(13,369)		(23,070)		(23,409)		(9,499)
Unamortized discounts and fees	74		(28)		(343)		(612)		(691)
Allowance for loan losses	(3,027)		(2,917)		(2,596)		(2,609)		(3,091)
Net loans receivable	$458,929		$439,027		$346,076		$290,389		$264,412

Loan Portfolio Sensitivity. The following table sets forth the estimated maturity of the Company’s loan portfolio at September 30, 2007. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $118.4 million for the year ended September 30, 2007. All loans are shown as maturing based on contractual maturities. Demand loans, loans which have no stated maturity and overdrafts are shown as due in one year or less.

	Due	Due after	Due
	within	1 through	after
	1 year	5 years	5 years	Total
	(In thousands)
Real estate loans:
Residential	$269	$1,713	$182,425	$184,407
Commercial	3,759	20,152	55,295	79,206
Construction	11,079	5,237	59,124	75,440
Installment loans	15,390	7,211	73,027	95,628
Commercial business loans and leases	12,331	18,773	9,849	40,953
Total	$42,828	$53,086	$379,720	$475,634

The following table sets forth the dollar amount of all loans at September 30, 2007, due after September 30, 2008, which have fixed interest rates and floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(In thousands)
Real estate loans:
Residential	$97,481	$86,657	$184,138
Commercial	28,431	47,016	75,447
Construction	33,412	30,949	64,361
Installment loans	77,351	2,887	80,238
Commercial business loans and leases	14,415	14,207	28,622
Total	$251,090	$181,716	$432,806

Contractual principal repayments of loans do not necessarily reflect the actual term of the Bank’s loan portfolio. The average lives of mortgage loans are substantially less than their contractual maturities because of loan payments and prepayments and because of enforcement of due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average lives of mortgage loans, however, tend to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are substantially lower than rates on existing mortgage loans.

Residential Real Estate Lending. The Bank originates single-family residential loans and residential construction loans which provide for periodic interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15, 20, or 30-year terms and interest rates which adjust every one, three, five, seven, or ten years generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of the applicable time period. There is generally a two percentage point cap or limit on any increase or decrease in the interest rate per year with a five or six percentage point limit on the amount by which the interest rate can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2007 approximately $86.8 million or 47.1% of the residential mortgage loans in the Bank’s loan portfolio consisted of loans which provide for adjustable rates of interest.

The Bank also originates fixed-rate, single-family residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2007, approximately $97.7 million or 52.9% of the residential mortgage loans in the Bank’s loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank’s experience that such loans have remained outstanding for a substantially shorter period of time. The Bank’s policy is to enforce the “due-on-sale” clauses contained in most of its fixed-rate, adjustable-rate, and conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average lives of such loans.

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

The Bank also, in recent years, has developed single-family residential mortgage loan programs targeted to the economically disadvantaged and minorities in the Bank’s primary lending area. Under these programs, the Bank will lend up to 97% of the appraised value of the property securing the loan as well as reducing the closing costs the borrower is normally required to pay. The Bank does not believe that these loans pose a significantly greater risk of non-performance than similar single-family residential mortgage loans underwritten using the Bank’s normal criteria.

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

Commercial and Multi-family Real Estate Lending. In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank’s primary market area. At September 30, 2007, the Bank’s portfolio included $79.2 million of commercial real estate and $239,000 of multi-family residential real estate loans.

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

Construction Lending. The Bank also engages in loans to finance the construction of one-to-four family dwellings. This activity is generally limited to individual units and may, to a limited degree, include speculative construction by developers. The inspections, for approval of payment vouchers, are performed by third parties and are based on stages of completion. Applications for construction loans primarily are received from former borrowers and builders who have worked with the Bank in the past. Construction loans are originated with permanent financing terms consistent with the Bank’s residential loan products; however, construction loans require only interest payments for the first six months. Beginning in the seventh month, monthly payments of both interest and principal are required for the remaining term (e.g., 29 ½ years for a 30 year term).

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

Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2007, home equity loans amounted to $92.6 million or 96.8% of the Bank’s total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower’s residence. Home equity loans are made at fixed and adjustable rates for terms of up to 20 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 2007, these loans amounted to $640,000, which represented 0.7% of the Bank’s total installment loan portfolio. At September 30, 2007, motor vehicle loans amounted to $168,000 and unsecured loans and loans secured by property other than real estate amounted to $472,000.

The Bank also makes other types of installment loans such as savings account loans, personal lines of credit and overdraft loans. At September 30, 2007, these loans amounted to $2.4 million or 2.5% of the total installment loan portfolio. That total consisted of $649,000 of savings account loans, $1.7 million of personal lines of credit and $54,000 of overdraft loans.

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

Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable, and to finance inventory, as well as other business purposes. At September 30, 2007, these loans amounted to $41.0 million or 8.9% of the total net loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2007, commercial leases amounted to $98,000 or 0.02% of the total net loan portfolio.

Loan Servicing and Sales. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership, and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank recognized loan servicing fees of $1,000 for the year ended September 30, 2007. As of September 30, 2007, there were no outstanding loans serviced for others.

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

The Bank sells fixed-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank’s loan portfolio. For the year ended September 30, 2007, the Bank sold $8.3 million of fixed-rate mortgage loans.

Loan Approval Authority and Underwriting. Applications for all types of loans are taken at the Bank’s home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers, and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee, consisting of the Chairman, President, and Chief Lending Officer, to approve first mortgages on single-family residences of up to $750,000, commercial first mortgages of up to $750,000, home equity loans of up to $300,000, secured consumer loans of up to $75,000, unsecured consumer loans of up to $50,000 and commercial loans up to $500,000. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank’s President to approve first mortgages on single-family residences, commercial first mortgages, home equity, secured consumer, unsecured consumer and commercial loans up to the FNMA conforming loan limit (currently $417,000), $200,000, $200,000, $75,000, $50,000, and $200,000, respectively. The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President has delegated to the Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $75,000, $75,000, and $50,000, respectively; to approve one-to-four family first mortgage loans up to the FNMA conforming loan limit (currently $417,000); to approve home equity loans up to $200,000 if the amount of the loan plus prior indebtedness is not in excess of an 80% loan-to-value ratio; to approve home equity loans up to $100,000 if the amount of the loan plus prior indebtedness is in excess of 80%; to approve commercial loans up to $200,000; to approve education loans up to levels approved by the Pennsylvania Higher Education Assistance Agency; and to approve checking account overdraft protection loans that conform to the parameters of the program.

Classified Assets. Federal examiners require insured depository institutions to use a classification system for monitoring their problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection of principal in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the above categories, but which possess some weakness, are required to be designated “special mention” by management.

When an insured depository institution classifies problem assets as either “substandard” or “doubtful,” it may establish allowances for loan losses in an amount deemed prudent by management. When an insured institution classifies problem assets as “loss,” it is required either to establish an allowance for losses equal to 100% of that portion of the assets so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its allowances is subject to review by the FDIC which may order the establishment of additional loss allowances.

Included in non-accrual loans at September 30, 2007 are thirteen single-family residential real estate loans totaling $831,000, three commercial real estate loans totaling $5.6 million, twenty one home equity and installment loans totaling $340,000, and nine commercial business loans totaling $1.9 million. Certain other loans, while performing as of September 30, 2007, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2007, included two commercial business loans totaling $278,000. While these loans are currently performing, they have been classified for one of the following reasons: other loans to the borrower are non-performing; internal loan review has identified a deterioration of the borrower’s financial capacity or a collateral shortfall. See “-- Nonperforming Loans and Foreclosed Real Estate.”

Included in non-accrual loans at September 30, 2006 are seven single-family residential real estate loans totaling $403,000, one commercial real estate loan totaling $344,000, eighteen home equity and installment loans totaling $238,000, and seven commercial business loans totaling $1.7 million. Certain other loans, while performing as of September 30, 2006, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2006, included two commercial business loans totaling $220,000. While these loans were performing, they have been classified for one of the following reasons: the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; internal loan review has identified a deterioration of the borrower’s financial capacity or a collateral shortfall. See “-- Nonperforming Loans and Foreclosed Real Estate.”

At September 30, 2005, non-accrual loans consisted of ten single-family residential real estate loans totaling $533,000, two commercial real estate loans totaling $179,000, twelve home equity and installment loans totaling $188,000, and eight commercial business loans totaling $1.4 million. Certain other loans, while performing as of September 30, 2005, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2005, included one single-family residential real estate loan totaling $38,000; one commercial real estate loan totaling $70,000; two equity loans totaling $85,000 and seven commercial business loans totaling $397,000. While these loans are currently performing, they have been classified for one of the following reasons: other loans to the borrower are non-performing; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; internal loan review has identified a deterioration of the borrower’s financial capacity or a collateral shortfall or the loan is past its contractual maturity date and pending renewal (commercial time notes and commercial lines of credit). See “-- Nonperforming Loans and Foreclosed Real Estate.”

At September 30, 2004, non-accrual loans consisted of nine single-family residential real estate loans totaling $777,000, three commercial real estate loans totaling $269,000, thirty one home equity and installment loans totaling $530,000, and twenty commercial business loans totaling $2.1 million. Certain other loans, while performing as of September 30, 2004, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2004, included one single-family residential real estate loan totaling $41,000; one commercial real estate loan totaling $75,000; four equity loans totaling $142,000 and four commercial business loans totaling $402,000. While these loans were performing, they have been classified for one of the following reasons: other loans to the borrower are non-performing; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan is past its contractual maturity date and pending renewal (commercial time notes and commercial lines of credit). See “-- Nonperforming Loans and Foreclosed Real Estate.”

At September 30, 2003, non-accrual loans consisted of fifteen single-family residential real estate loans totaling $795,000, three commercial real estate loans totaling $367,000, thirty home equity and installment loans totaling $615,000, and twelve commercial business loans totaling $1.2 million. Certain other loans, while performing as of September 30, 2003, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2003, included one single-family residential real estate loan totaling $91,000; two commercial real estate loans totaling $727,000; and thirteen commercial business loans totaling $2.1 million. Such nonperforming loans consisted of all substandard, doubtful and loss classified assets. See “-- Nonperforming Loans and Foreclosed Real Estate.”

The following table sets forth the Company’s classified assets in accordance with its classification system.

	At September 30,
	2007	2006	2005	2004	2003
	(In thousands)
Special Mention	$1,324	$1,030	$2,688	$3,269	$709
Substandard	9,015	2,552	2,865	4,270	5,862
Doubful	—	352	45	14	6
Loss	9	1	—	23	23
	$10,348	$3,935	$5,598	$7,576	$6,600

The increase in classified assets during fiscal 2007 is primarily attributed to two commercial real estate loans totaling $5.3 million which were placed on non-accrual, classified as substandard, and deemed impaired during 2007; however, management believes both loans are adequately collateralized.

Nonperforming Loans and Foreclosed Real Estate. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank’s normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will normally institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure.

The remedies available to a lender in the event of a default or delinquency with respect to residential mortgage loans, and the procedures by which such remedies may be exercised, are subject to Pennsylvania laws and regulations. Under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days’ prior written notice specifying the nature of the delinquency and the borrower’s right to correct such delinquency. Additionally, a lender is restricted in exercising any remedies it may have with respect to loans for one- and two-family principal residences located in Pennsylvania (including the lender’s right to foreclose on such property) until the lender has provided the delinquent borrower with written notice detailing the borrower’s rights to seek consumer credit counseling and state financial assistance.

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

The following table sets forth information regarding the Company’s non-accrual loans and foreclosed real estate at the dates indicated. The Company had no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards (“SFAS”) No. 15 at the dates indicated. The Company had accruing loans past due 90 days or more of $150,000, $255,000, and $53,000, at September 30, 2007, 2006 and 2005, respectively. Such loans consisted of commercial lines of credit which were outstanding past their contractual maturity dates. In each case, such loans were otherwise current in accordance with their terms and the Company does not consider them nonperforming. The recorded investment in loans that are considered to be impaired under SFAS 114, as amended by SFAS 118, was $7.8 million at September 30, 2007, for which the related allowance for credit losses was $50,000. Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $347,000 for the year ended September 30, 2007. During the year ended September 30, 2007, $312,000 in interest income was recorded on such loans.

	At September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
Residential real
estate loans (1-4 family)	$831	$403	$533	$777	$795
Construction, multi—family
and commercial real estate	5,628	344	179	269	367
Installment loans	340	238	188	530	615
Commercial business loans
and leases	1,947	1,700	1,419	2,071	1,151
Total nonperforming loans	$8,746	$2,685	$2,319	$3,647	$2,928

Total nonperforming loans as a
percent of net loans receivable	1.91%	0.61%	0.67%	1.26%	1.11%
Total foreclosed real estate, net	$52	$215	$789	$1,517	$675

Total nonperforming loans and
foreclosed real estate as a
percent of total assets	1.21%	0.40%	0.46%	0.82%	0.58%

The increased non-performing loan balance at September 30, 2007 is primarily attributed to two commercial real estate loans totaling $5.3 million both of which we believe are adequately collateralized.

At September 30, 2007, the Company did not have any potential problem loans that were not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present repayment terms.

The following table sets forth the roll forward of the Bank’s allowance for loan losses.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$2,917	$2,596	$2,609	$3,091	$3,056
Allowance for loan losses from
acquisition of First Pennsylvania
Savings Association	—	—	—	—	40
Provision for loan losses	575	600	600	275	555
Charge offs:
Residential real estate	(11)	(7)	(41)	(70)	(15)
Commercial real estate	(14)	(9)	—	(334)	—
Installment	(135)	(252)	(295)	(222)	(125)
Commercial	(362)	(58)	(334)	(193)	(484)
Total	(522)	(326)	(670)	(819)	(624)
Recoveries:
Residential real estate	7	—	3	—	3
Commercial real estate	9	—	—	—	—
Installment	24	39	42	30	10
Commercial	17	8	12	32	51
Total	57	47	57	62	64
Net charge-offs	(465)	(279)	(613)	(757)	(560)
Balance at end of period	$3,027	$2,917	$2,596	$2,609	$3,091

Ratio of net charge-offs during
the period to average loans
outstanding during the period	0.10%	0.07%	0.19%	0.27%	0.19%

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

	At September 30,
	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate loans	$452	38.8%	$369	41.8%	$483	42.3%	$287	34.6%	502	35.5%
Commercial real estate loans	743	16.7	723	15.8	645	18.2	828	20.1	1,089	22.8
Construction loans	150	15.8	256	13.5	177	9.5	228	11.2	122	4.5
Installment loans	226	20.1	263	20.5	302	21.4	389	24	461	24.2
Commercial business loans
and leases	1,456	8.6	1,306	8.4	989	8.6	877	10.1	917	13.0
Total	$3,027	100.0%	$2,917	100.0%	$2,596	100.0%	$2,609	100.0%	$1,091	100.0%

Investment Activities

The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the FDIC during its regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

Current regulatory and accounting guidelines regarding securities (including mortgage-backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” At September 30, 2007, the Bank had securities classified as “held to maturity” and “available for sale” in the amount of $74.6 million and $152.2 million, respectively and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At September 30, 2007, the Company’s securities available for sale had an amortized cost of $154.7 million and fair value of $152.2 million. The changes in fair value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available for sale do not affect our income nor does it affect the Bank’s regulatory capital requirements or its loans-to-one borrower limit.

At September 30, 2007, the Bank’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) municipal obligations; (iv) mortgage-backed securities and collateralized mortgage obligations; (v) banker’s acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds and commercial paper; (viii) real estate mortgage investment conduits; (ix) equity securities and mutual funds; and (x) trust preferred securities. The Board of Directors may authorize additional investments.

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

The Bank also invests in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by GinnieMae, FreddieMac, and FannieMae, as well as private issuers. Investments in private issuer collateralized mortgage obligations are made because these issues generally are higher yielding than agency sponsored collateralized mortgage obligations with similar average life and payment characteristics. All such investments are rated “AAA” by a nationally recognized credit rating agency. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

As a Pennsylvania savings bank, the Bank has the authority to invest in the debt or equity securities of any corporation or similar entity existing under the laws of the United States, any state or the District of Columbia subject to the “prudent man” rule. Aggregate equity investments may not exceed the lesser of 7 ½% of the book value of the Bank’s assets or 75% of its capital and surplus. The aggregate investment in the equity securities of any one issuer may not exceed 1% of the book value of the Bank’s assets or more than 5% of the total outstanding shares of the issuer. Under FDIC regulations, the Bank may only invest in listed equity securities or mutual funds.

Investment and Mortgage-Backed Securities Portfolio

Investment Securities

The following tables set forth the composition and amortized cost of the Bank’s investment and mortgage-backed securities at the dates indicated.

	At September 30,
	2007	2006	2005
	(In thousands)

Available-for-sale:
U.S. government and agency	$26,454	$23,625	$27,001
Municipal obligations	16,414	20,760	20,721
Corporate obligations	12,584	11,107	10,120
Mutual funds (1)	13,324	12,778	12,247
FreddieMac preferred stock	1,408	1,409	1,409
Equity securities	4,071	4,037	4,304
Trust preferred securities	26,481	27,969	25,434
Total	$100,736	$101,685	$101,236

Held-to-maturity:
U.S. government and agency	$16,985	$21,984	$25,972
Municipal obligations	21,007	22,648	22,662
Corporate obligations	3,487	4,993	6,717
Total	$41,479	$49,625	$55,351

(1)	Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, the CRA Qualified Investment Fund and Legg Mason Value Trust Fund.

At September 30, 2007, non-U.S. Government and U.S. Government agency or corporation securities that exceeded ten percent of stockholders’ equity are as follows. The AMF Ultra Short Mortgage Fund invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises or which are rated in the two highest investment grades. The AMF Ultra Short Mortgage Fund is rated “AAAf” by Standard & Poor’s.

Issuer	Book Value	Fair Value
	(In thousands)
The AMF Ultra Short Mortgage Funds	$11,056	$10,723

Mortgage-Backed Securities

	At September 30,
	2007	2006	2005
	(In thousands)
Available-for-sale:
GinnieMae	$933	$1,216	$3,140
FannieMae	15,226	19,012	27,747
FreddieMac	18,300	23,014	27,609
FannieMae Remic	3,407	5,245	4,145
FreddieMac Remic	7,855	8,047	8,195
Collateralized mortgage obligations	8,247	9,480	11,470
Total	$53,968	$66,014	$82,306

Held-to-maturity:
GinnieMae	$385	$448	$1,096
FannieMae	9,212	11,170	15,534
FreddieMac	9,190	11,075	15,371
FannieMae Remic	1,405	1,837	2,682
FreddieMac Remic	4,918	5,883	8,062
Collateralized mortgage obligations	7,964	5,841	7,220
Total	$33,074	$36,254	$49,965

The following tables set forth the amortized cost of each category of investment securities of the Bank at September 30, 2007 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents, assuming a 34% tax rate.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in housands)
Available-for-sale:
U.S. government and agency	$11,995	3.43%	$6,955	3.73%	$5,507	5.13%	$1,997	4.67%	$26,454	3.96%
Municipal obligations	—	—	—	—	1,413	3.73	15,001	4.14	16,414	4.10
Corporate obligations	—	—	5,096	5.59	4,496	5.58	2,992	6.98	12,584	5.92
Mutual funds[1]	13,324	4.99	—	—	—	—	—	—	13,324	4.99
FreddieMac preferred stock	1,408	5.80	—	—	—	—	—	—	1,408	5.80
Equity securities	4,071	4.24	—	—	—	—	—	—	4,071	4.24
Trust preferred securities	—	—	—	—	15,357	6.54	11,124	6.61	26,481	6.57

Total	$30,798	4.32%	$12,051	4.52%	$26,773	5.94%	$31,114	5.33%	$100,736	5.09%

Held-to-maturity:
U.S. government and agency	$3,000	3.65%	$4,000	3.95%	$5,994	4.05%	$3,991	4.92%	$16,985	4.16%
Municipal obligations	965	3.01	1,833	4.32	4,067	4.34	14,142	4.83	21,007	4.61
Corporate obligations	1,499	6.40	1,988	4.48	—	—	—	—	3,487	5.31

Total	$5,464	4.29%	$7,821	4.17%	$10,061	4.17%	$18,133	4.85%	$41,479	4.48%

(1) Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, the CRA Qualified Investment Fund and Legg Mason Value Trust Fund

.

Information regarding the contractual maturities and weighted average yield of the Bank’s mortgage-backed securities portfolio at September 30, 2007 is presented below.

	Amounts at September 30, 2007 Which Mature In
		After	After
	One Year	One to Five	Five to 10	Over 10
	or less	Years	Years	Years	Total
	(Dollars in thousands)
Available-for-sale:
GinnieMae	$—	$—	$594	$339	$933
FannieMae	—	—	2,957	12,269	15,226
FreddieMac	—	4,729	1,411	12,160	18,300
FannieMae Remic	—	—	1,691	1,716	3,407
FreddieMac Remic	—	—	—	7,855	7,855
Collateralized mortgage obligations	—	—	—	8,247	8,247
Total	$—	$4,729	$6,653	$42,586	$53,968
Weighted average yield	—%	4.54%	4.28%	5.01%	4.88%
Held-to-maturity:
GinnieMae	$—	$—	$—	$385	$385
FannieMae	—	—	2,884	6,328	9,212
FreddieMac	—	4,510	2,964	1,716	9,190
FannieMac Remic	—	—	1,405	—	1,405
FreddieMac Remic	—	—	—	4,918	4,918
Collateralized mortgage obligations	—	—	—	7,964	7,964
Total	$—	$4,510	$7,253	$21,311	$33,074
Weighted average yield	—%	3.81%	3.86%	5.04%	4.61%

Sources of Funds

General. Savings deposits obtained through the home office and branch offices have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank also derives funds from scheduled amortizations and prepayments of outstanding loans and mortgage-backed securities and sales of securities available-for-sale. The Bank also may borrow funds from the FHLB of Pittsburgh and other sources. Borrowings generally may be used on a short-term basis to compensate for seasonal or other reductions in savings deposits or other inflows at less than projected levels, as well as on a longer-term basis to support expanded lending activities.

Deposits. The Bank’s current savings deposit products include passbook savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit. Terms on interest-bearing deposit accounts range from three months to ten years. Included among these savings deposit products are Individual Retirement Account (“IRA”) certificates and Keogh Plan retirement certificates (collectively “retirement accounts”).

The Bank’s deposits are obtained primarily from residents of Allegheny and Butler Counties. The principal methods used by the Bank to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations and service hours. The Bank does not currently pay, nor has it in the past paid, fees to brokers to obtain its savings deposits.

The following table shows the distribution of, and certain other information relating to the Bank’s deposits by type as for the periods indicated.

	Year Ended September 30,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Checking accounts:
Non-interest-bearing	$33,080	—%	$30,819	—%	$30,652	—%
Interest-bearing	39,815	0.65	41,056	0.54	45,438	0.46
Passbook and club accounts	58,221	1.10	70,133	1.12	89,825	1.15
Money market accounts	110,737	4.15	82,383	4.06	28,585	2.20
Certificate accounts	177,397	4.48	167,494	3.89	167,483	3.46
Total	$419,250	3.21%	$391,885	2.77%	$361,983	2.12%

In recent years, the Bank has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank’s primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2007, the Bank’s total retirement funds were $47.2 million or 10.9% of its total deposits.

The Bank attempts to control the flow of savings deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. In this regard, the senior officers of the Bank meet weekly to determine the interest rates which the Bank will offer to the general public.

Rates established by the Bank are also affected by the amount of funds needed by the Bank on both a short-term and long-term basis, alternative sources of funds and the projected level of interest rates in the future. The ability of the Bank to attract and maintain savings deposits and the Bank’s cost of funds have been, and will continue to be, significantly affected by economic and competitive conditions.

Certificates of Deposits. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2007 are summarized as follows:

Maturity	Amount
(In thousands)

3 months or less	$9,161
Over 3 months through 6 months	4,291
Over 6 months through 12 months	10,193
Over 12 months	16,591
Total	$40,236

Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2007, the Bank had $126.8 million of advances outstanding, including $104.0 million in long-term advances and $22.8 million in short-term borrowings. Original maturities of long-term debt range from three to ten years. Short-term borrowings represent overnight and three month advances.

The Bank also, from time to time, enters into sales of securities under agreements to repurchase (“repurchase agreements”). Such repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2007, the Bank had $105.5 million in repurchase agreements outstanding, including $10.5 million in retail repurchase agreements and $95.0 million in wholesale structured repurchase agreements.

During fiscal 2006, the Bank began using structured repurchase agreements to replace various FHLB borrowings. The Bank has eight separate repurchase agreements with PNC Bank, N.A. (“PNC”) and Citigroup Global Markets, Inc. (“CGMI”). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations and mortgage-backed securities which continue to be carried as assets of the Bank and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Seven of the agreements provide an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. The counterparty has the option of terminating the seven repurchase agreements at the conversion date and quarterly thereafter. The Bank also has one fixed rate agreement that does not convert. The counterparty may terminate this agreement at the end of six months. The counterparty may also terminate any of the repurchase agreements upon certain events of default including the Bank’s failure to maintain well capitalized status. Upon termination, the Bank would be required to repurchase the securities. At September 30, 2007, the Bank had $55.0 million outstanding with PNC and $40.0 million outstanding with CGMI.

At September 30, 2007, the Company had outstanding subordinated debt in the amount of $7.7 million. The debentures were issued on September 20, 2007 and initially bore a fixed interest rate of 7.05% per annum through December 15, 2007. The rate thereafter adjusts quarterly to the three-month LIBOR plus a margin of 136 basis points. The debentures mature on December 15, 2037 and are callable in whole or in part at par on or after December 15, 2012. The Company has the right to defer payments of interest on the debentures for up to five years. The debt was issued to a Delaware statutory business trust, FB Capital Statutory Trust III, established by the Company for this purpose. The trust purchased the debentures using funds from the sale of trust preferred securities on substantially the same terms as the subordinated debt.

The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

	At or for the Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Retail repurchase agreements:
Average balance outstanding	$9,339	$7,146	$6,715
Maximum amount outstanding at any month-end during the period	12,121	9,282	8,811
Weighted average interest rate during the period	4.96%	4.44%	2.33%
Balance outstanding at end of period	$10,537	$8,638	$6,674
Weighted average interest rate at end of period	4.50%	4.99%	3.49%
Federal funds purchased:
Average balance outstanding	$9,619	$3,329	$—
Maximum amount outstanding at any month-end during the period	12,000	7,500	—
Weighted average interest rate during the period	5.28%	5.11%	—%
Balance outstanding at end of period	$—	$7,500	$—
Weighted average interest rate at end of period	—%	5.41%	—%
FHLB Advances:
Average balance outstanding	$4,247	$73,111	$79,860
Maximum amount outstanding at any month-end during the period	50,000	131,520	110,800
Weighted average interest rate during the period	5.42%	4.60%	2.88%
Balance outstanding at end of period	$—	$—	$110,800
Weighted average interest rate at end of period	—%	—%	3.84%
FHLB Revolving Line of Credit
Average balance outstanding	$29,427	$14,546	$—
Maximum amount outstanding at any month-end during the period	79,719	73,611	—
Weighted average interest rate during the period	5.33%	5.35%	—%
Balance outstanding at end of period	$22,760	$70,768	$—
Weighted average interest rate at end of period	5.11%	5.30%	—%
Total average short-term borrowings	$52,632	$98,132	$86,575
Average interest rate of total short-term borrowings	4.92%	5.28%	3.82%

Employees

At September 30, 2007, the Company had 130 full-time and 32 part-time employees. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve’s bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act and (2) any non-banking activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

Financial Modernization. The Gramm-Leach-Bliley Act, which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve of our intent to be deemed a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “ -- Regulation of the Bank - Regulatory Capital Requirements.”

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

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code (“Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

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

Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006: (i) the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has also been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.50% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.50%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.  Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 were grouped in Risk Category I and were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank has been designated a Risk Category I institution with a resulting assessment rate of .0612%. The Bank was able to offset its deposit insurance premium for 2007 with its assessment credit. At September 30, 2007 the Bank had a remaining assessment credit of $287,000.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2007 is approximately .0114% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2007, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

The FDIC’s capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships.

The FDIC’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank’s allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC’s regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to termination of deposit insurance.

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation’s capital regulations) to total assets of 4%.

In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2007.

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of trustees of the FHLB.

As a member, it is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount not less than 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB, if any, plus 0.7% of its unused borrowing capacity, whichever is greater. At September 30, 2007, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2007, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania and federal law, Pennsylvania savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of September 30, 2007, the Bank’s loans-to-one borrower limitations were $7.5 million and $12.5 million, pursuant to the 15% and 25% limits, respectively, and it was in compliance with such limitations.

Item 1A. Risk Factors

In determining whether to invest in our securities, investors should consider, among other factors, the following:

If we experience loan losses in excess of our allowance, our earnings will be adversely affected.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

               As of September 30, 2007, our allowance for loan losses was approximately $3.0 million which represented 0.66% of net outstanding loans. At such date, we had forty-six nonperforming loans totaling $8.9 million. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

If our nonperforming loans continue to increase, our earnings will suffer.

At September 30, 2007, our non-performing loans (which consist of non-accrual loans) totaled $8.9 million, or 1.95% of the loan portfolio, which is an increase of $6.3 million, or 233.0% over nonperforming loans at September 30, 2006. At September 30, 2007, our nonperforming assets (which include foreclosed real estate) were $9.0 million, or 1.24% of assets. In addition, the Bank had approximately $10.6 million in accruing loans that were 30-89 days delinquent at September 30, 2007. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or real estate owned. While we believe that our allowance for loan losses was adequate at September 30, 2007, there can be no assurance that we will not have to increase our allowance based on changed circumstances that increase the risk of loss associated with nonperforming loans. In addition, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity. The increase in nonperforming loans at September 30, 2007 was attributable primarily to two commercial real estate loans totaling $5.3 million, which were placed on non-accrual during the year. While the Company believes that the nonperformance of these loans is attributable to the individual circumstances of these borrowers, there can be no assurance that we will not experience further increases in nonperforming loans in the future.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the economy. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Most of our loans are secured, in whole or in part, with real estate collateral which is subject to declines in value.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of September 30, 2007, approximately 90.8% of our loans, including loans held for sale, had real estate as a primary or secondary component of collateral. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

At September 30, 2007, our lending limit per borrower was approximately $12.5 million, or approximately 25% of our capital. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

As of September 30, 2007, our directors and executive officers beneficially owned approximately 746,984 shares, or approximately 22.6% of our outstanding common stock, including options to purchase approximately 324,205 shares, in the aggregate, of our common stock at exercise prices ranging from $7.43 to $22.91 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 2,987,593 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 467,700 shares of common stock have been reserved for issuance under our stock option plans including a total of 393,600 shares of common stock have been reserved for issuance under options outstanding on September 30, 2007. As of September 30, 2007, options to purchase a total of 326,799 shares were exercisable and had exercise prices ranging from $7.43 to $22.91. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

Provisions of our Articles of Incorporation and the Pennsylvania Business Corporation Law could deter takeovers which are opposed by the Board of Directors.

Our articles of incorporation require the approval of 75% of our outstanding shares for any merger or consolidation unless the transaction meets certain fair price criteria or the business combination has been approved or authorized by the Board of Directors. As a Pennsylvania corporation with a class of securities registered with the Securities and Exchange Commission, the Company is governed by certain provisions of the Pennsylvania Business Corporation Law that, inter alia, permit the disparate treatment of certain shareholders; prohibit calls of special meetings by shareholders; require unanimous written consent for shareholder action in lieu of a meeting; require shareholder approval for certain transactions in which a shareholder has an interest; and impose additional requirements on business combinations with persons who are the beneficial owners of more than 20% of the Company’s stock.

Our shareholder rights plan could have the effect of deterring accumulations of our common stock.

The Company has adopted a shareholder rights plan pursuant to which the Company has distributed to each shareholder of record one right for each share held. Each right entitles the holder to purchase 1/100th of a share of the Company’s Junior Participating Preferred Stock, Series A which has voting and rights comparable to the share of common stock. The rights do not become exercisable until a person (other than an exempt person) acquires beneficial ownership of 10% or more of the Company’s outstanding common stock or commences a tender or exchange offer that would result in the person becoming a 10% or greater beneficial owner (an “Acquiring Person”). In that event, each rights holder other than the Acquiring Person will be entitled to purchase shares of the Company’s Junior Participating Preferred Stock, Series A having value equal to twice the exercise price of the rights. In the event the Company merges with an Acquiring Person or an affiliate or associate of the Acquiring Person, the rights entitle holders other than the Acquiring Person to purchase a similar amount of that entity’s stock at half price. The effect of the shareholder rights plan would be to significantly dilute the ownership of an Acquiring Person which may deter persons from accumulating large positions in our common stock.

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

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. We are subject to supervision and periodic examination by the Federal Reserve Board (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. We are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any such changes may have on our future business and earnings prospects. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitability.

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

Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

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

As a public company, we are subject to numerous reporting requirements that are currently evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC has promulgated new rules covering a variety of subjects. Compliance with these new rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, compliance with the requirements has taken a significant amount of management’s and the Board of Directors’ time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting beginning with fiscal years ending after December 15, 2007. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting beginning with fiscal years ending after December 15, 2008. The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

At September 30, 2007, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and twelve full-service branch offices located in Allegheny and Butler counties. The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2007.

Lease Expiration
Location		Date including
Address	County	Lease to Own Options
Main Office
1009 Perry Highway	Allegheny	Own
Pittsburgh, PA 15237

Branch Offices:
3300 Brighton Road	Allegheny	Own
Pittsburgh, PA 15212

251 South Main Street	Butler	Own
Zelienople, PA 16063

312 Beverly Road	Allegheny	Lease 7/31/08
Pittsburgh, PA 15216

6000 Babcock Blvd.	Allegheny	Lease 11/30/08
Pittsburgh, PA 15237

1701 Duncan Avenue	Allegheny	Lease 01/31/10
Allison Park, PA 15101

4719 Liberty Avenue	Allegheny	Own
Pittsburgh, PA 15224

728 Washington Road	Allegheny	Own
Pittsburgh, PA 15228

2034 Penn Avenue	Allegheny	Own
Pittsburgh, PA 15222

683 Lincoln Avenue	Allegheny	Own
Bellevue, PA 15202

100 Broadway Street	Allegheny	Own
Carnegie, PA 15106

1729 Lowrie Street	Allegheny	Own
Pittsburgh, PA 15212

1339 Freedom Road	Butler	Lease 02/28/13
Cranberry Township, PA 16066

Administrative Offices:

Loan Center	Allegheny	Lease 09/30/17
1014 Perry Highway
Pittsburgh, PA 15237

Operations Center	Allegheny	Own
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

Items 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market for Common Equity. The Registrant’s common stock is traded on the Nasdaq Global Market under the symbol: “FSBI”. The following table sets forth the quarterly high and low sales prices for the common stock as reported on the Nasdaq Global Market for the past two fiscal years along with cash dividends declared during each quarter in the same period.

	Stock Price		Cash
Quarter Ended:	High	Low	Dividends

September 30, 2007	$17.98	$14.83	$0.14

June 30, 2007	19.10	17.20	0.14

March 31, 2007	19.50	17.78	0.14

December 31, 2006	19.75	18.01	0.14

September 30, 2006	19.95	17.13	0.14

June 30, 2006	20.02	17.74	0.14

March 31, 2006	20.17	18.37	0.13

December 31, 2005	20.90	18.04	0.13

As of September 30, 2007 Fidelity Bancorp, Inc. had 2,987,593 shares of stock outstanding and approximately 1,100 stockholders, including beneficial owners whose stock is held in nominee name.

The following graph compares the cumulative total shareholder return on the Registrant’s Common Stock with that of (a) the total return index for domestic companies listed on The Nasdaq Stock Market and (b) the total return index for banks listed on The Nasdaq Stock Market. These total return indices of the Nasdaq Stock Market are computed by the Center for Research in Securities Prices (“CRSP”) at the University of Chicago. All three investment comparisons assume the investment of $100 at the market close on September 30, 2002 and the reinvestment of dividends when paid.

	09/30/2002	09/30/2003	09/30/2004	09/30/2005	09/29/2006	09/28/2007
Fidelity Bancorp, Inc.	100.0	148.5	153.9	151.6	154.2	129.6
Nasdaq Stock Market	100.0	152.4	161.9	184.7	194.8	230.6
Nasdaq Bank Stock	100.0	116.4	135.8	141.9	155.1	145.9

There can be no assurance that the Common Stock performance will continue with the same or similar trends depicted in the graph above. The Company will not make or endorse any predictions as to future stock performance.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. Not applicable.

Item 6. Selected Financial Data.

Financial Condition Data

	September 30,
(Dollars in Thousands)	2007	2006	2005	2004	2003
Total Assets	$726,577	$730,732	$677,779	$627,727	$617,778
Loan receivable, net	458,929	439,027	346,076	290,389	264,412
Mortgage-backed securities and
collateralized mortgage obligations[1]	86,270	100,838	131,132	130,738	129,572
Investment securities and other earning assets[2]	147,836	159,810	169,192	176,483	193,596
Total liabilities	680,107	686,537	635,730	585,650	577,583
Savings and time deposits	433,555	414,182	366,812	359,772	366,126
Advances from FHLB
and other borrowings	240,937	266,865	264,160	221,841	207,062
Stockholders' equity	46,470	44,195	42,049	42,077	40,195

Operations Data

	Years Ended September 30,
(Dollars in Thousands, Except per Share Data)	2007	2006	2005	2004	2003
Interest income	$40,663	$37,373	$31,664	$29,325	$32,460
Interest expense	26,394	23,814	17,823	16,005	20,195
Net interest income	14,269	13,559	13,841	13,320	12,265
Provision for loan losses	575	600	600	275	555
Net interest income after provision for loan losses	13,694	12,959	13,241	13,045	11,710
Realized gain (loss) on sale of securities, net	126	552	609	639	748
Writedown of investment securities	—	—	(43)	—	(110)
Gain on sale of loans	100	49	36	47	512
Service fees and other income	3,276	3,232	3,186	3,081	2,865
Operating expenses	12,660	12,086	12,153	11,475	10,711
Income before income tax provision
and extraordinary gain	4,536	4,706	4,876	5,337	5,014
Income tax provision	914	840	1,000	1,016	961
Income from continuing operations	3,622	3,866	3,876	4,321	4,053
Income from extraordinary gain, net of taxes	89	318	—	—	—
Net income	$3,711	$4,184	$3,876	$4,321	$4,053
Diluted income from continuing operations	$1.19	$1.28	$1.27	$1.40	$1.24
Diluted income from extraordinary gain, net of taxes	.03	.10	—	—	—
Diluted net income per share[3]	$1.22	$1.38	$1.27	$1.40	$1.24
Cash dividends per share[3]	0.56	0.54	0.478	0.416	0.378
Dividend Payout Ratio[3]	45.90%	39.13%	37.64%	29.71%	30.48%
Book value per share[3]	$15.55	$14.93	$14.27	$14.31	$13.70
Average interest rate spread[4]	2.02%	2.03%	2.26%	2.31%	2.15%
Return on average assets	0.51	0.59	0.59	0.69	0.66
Return on average stockholders' equity	8.13	9.89	9.24	10.62	9.45
Average equity to assets ratio	6.28	5.96	6.39	6.48	6.95
Common shares outstanding[3]	2,987,593	2,960,496	2,945,677	2,940,654	2,932,797

1 Consists of mortgage-backed securities and collateralized mortgage obligations classified as held to maturity and available for sale.

2 Consists of interest-bearing deposits, investment securities classified as held to maturity and available for sale, and Federal Home Loan Bank stock.

3 Per share and common shares outstanding amounts were restated to reflect the 10% stock dividends in May 2003, May 2004, and May 2005.

4 Tax equivalent

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company reported net income of $3.71 million or $1.22 per share on a diluted basis (including an extraordinary gain of $89,000, net of tax or $.03 per diluted share) for fiscal 2007 compared to $4.18 million or $1.38 per share on a diluted basis (including an extraordinary gain of $318,000, net of tax or $.10 per diluted share) for fiscal 2006 compared to $3.88 million or $1.27 per share on a diluted basis for fiscal 2005. Income from continuing operations for the year ended September 30, 2007 was $3.6 million ($1.19 per diluted share) compared to $3.9 million ($1.28 per diluted share) for the prior fiscal year.

Return on average equity was 8.13%, 9.89%, and 9.24% for fiscal years 2007, 2006 and 2005, respectively. Return on average assets was 0.51%, 0.59%, and 0.59% for fiscal 2007, 2006, and 2005, respectively. The ratio of other expenses to average assets for fiscal 2007 was 1.73% compared to 1.70% in fiscal 2006 and 1.85% in fiscal 2005.

Total assets of the Company totaled $726.6 million at September 30, 2007, compared to $730.7 million at September 30, 2006. Decreases were noted in securities, partially offset by increases in loans receivable and cash and cash equivalents.

The operating results of the Company depend primarily upon its net interest income, which is the difference between the yield earned on its interest earning assets and the rates paid on its interest bearing liabilities (interest-rate spread) and also the relative amounts of its interest earning assets and interest bearing liabilities. For the fiscal year ended September 30, 2007, the tax-equivalent interest-rate spread decreased to 2.02%, as compared to 2.03% in fiscal 2006. The tax-equivalent spread in fiscal 2005 was 2.26%. The ratio of average interest earning assets to average interest bearing liabilities increased to 103.2% in fiscal 2007, from 102.7% in fiscal 2006. The ratio was 102.8% in fiscal 2005. The decrease in the spread for fiscal 2007 is attributed to the average yield on total interest earning assets increasing less than the average rate paid on interest bearing liabilities. The Company’s operating results are also affected to varying degrees by, among other things, service charges and fees, gains and losses on sales of securities and loans, provision for loan losses, other operating income, operating expenses, and income taxes.

Critical Accounting Policies, Judgments and Estimates

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. These policies are contained in Note 1 to the consolidated financial statements.

Our accounting and reporting policies conform with the accounting principles generally accepted in the United States of America and general practices within the financial services industry. Recent accounting pronouncements are contained in Note 1 to the consolidated financial statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurances that actual results will not differ from those estimates. If actual results are different than management’s judgments and estimates, the Company’s financial results could change, and such change could be material.

Allowance for Loan Losses. The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies.

The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Valuation of Goodwill. The Company assesses the impairment of goodwill at least annually, and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of undiscounted future cash flows and measure the amount of impairment based on fair value.

Accounting for Stock Options. Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation was reflected in net income, for periods ended prior to October 1, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. However, the Company adopted SFAS No. 123R as of October 1, 2005 and stock based compensation expense is reported in net income. Stock based compensation expense is reported in net income utilizing the fair-value-based method set forth in SFAS No. 123R. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in Note 13. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee and director terminations within the model, as well as the expected term of options granted, which represents the period of time that options granted are expected to be outstanding. Separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes. Ranges result from certain groups of employees and directors exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. All of these assumptions may be susceptible to change and would impact earnings in future periods.

Securities. Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual securities below their amortized cost that are other than temporary result in writedowns of the individual securities to their estimated fair value. Such writedowns are included in earnings as realized losses. For a discussion on the determination of an other than temporary decline, please refer to Note 1 of the consolidated financial statements. The Company recognized other than temporary writedowns of $43,000 in fiscal 2005. There were no writedowns in fiscal 2007 and 2006.

Liquidity and Capital Resources

The Company has no operating business other than that of the Bank. The Company’s principal liquidity needs are for the payment of dividends and the payment of interest on its outstanding subordinated debt. The Company’s principal sources of liquidity are earnings on its investment securities portfolio and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends. At September 30, 2007, the Bank could pay approximately $2.6 million in dividends to the Company without prior approval from regulators.

The Bank’s primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, borrowings from the FHLB of Pittsburgh and other sources, including repurchase agreements and sales of investments. During fiscal 2007, the Bank used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, fund existing and continuing loan commitments, and to maintain its liquidity. At September 30, 2007 the total of approved loan commitments amounted to $12.0 million and the Company had $13.8 million of undisbursed loan funds. Unfunded commitments under lines and letters of credit amounted to $52.6 million at September 30, 2007. The amount of savings certificates which are scheduled to mature in the twelve-month period ended September 30, 2008 is $102.8 million. Management believes that, by evaluation of competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Company

Contractual Obligations

The following table represents the Company’s balance sheet aggregate contractual obligations to make future payments as of September 30, 2007.

	Payments Due In
			One	Three
		Less Than	Year to	Years to
		One	Three	Five	Over Five
	Total	Year	Years	Years	Years
	(Dollars in Thousands)
Long-Term Debt Obligations:
Time deposits	$191,353	$102,803	$80,837	$6,612	$1,101
FHLB Advances	104,050	30,000	68,624	5,426	—
Structured repurchase
agreements	95,000	—	—	50,000	45,000
Subordinated debt	7,732	—	—	—	7,732
Operating leases	1,265	225	343	258	439
	$399,400	$133,028	$149,804	$62,296	$54,272

In addition, the Company, in the conduct of ordinary business operations routinely enters into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contract. Management is not aware of any additional commitments or contingent liabilities, which may have a material adverse impact on the liquidity or capital resources of the Company.

Off-Balance Sheet Arrangements

The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company is not party to any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or resources.

Capital

At September 30, 2007, the Company had capital in excess of all applicable regulatory capital requirements. At September 30, 2007, the ratio of the Company’s Tier 1 capital to average assets was 7.20%. The Company’s ratio of Tier 1 capital to risk-weighted assets was 10.94% and its ratio of total capital to risk-weighted assets was 11.57%.

The Bank currently exceeds all regulatory capital requirements, having a leverage ratio of Tier 1 capital to total average assets of 6.52%, a ratio of Tier 1 capital to risk-weighted assets of 9.91%, and a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of 10.55% at September 30, 2007. As a result, management does not anticipate regulatory capital requirements will have a material impact on operations.

Financial Condition

The Company’s assets were $726.6 million at September 30, 2007, a decrease of $4.2 million or .57% from assets at September 30, 2006. Decreases were noted in securities, partially offset by increases in loans receivable and cash and cash equivalents.

Loan Portfolio

Net loans receivable increased $19.9 million or 4.5% to $458.9 million at September 30, 2007 from $439.0 million at September 30, 2006. Loans originated totaled $147.0 million in fiscal 2007, including amounts disbursed under lines of credit, versus $183.7 million in fiscal 2006. Mortgage loans originated amounted to $74.7 million, including $8.3 million originated for sale, compared to $108.5 million, including $4.4 million originated for sale, in fiscal 2007 and 2006, respectively. The Bank did not purchase any mortgage loans in fiscal 2007 or fiscal 2006. The decrease in the level of mortgage loan originations in fiscal 2007 primarily reflects a decrease in customer demand for this product in the Bank’s market area. The origination of adjustable rate mortgages (ARM’s) decreased to $14.3 million in fiscal 2007 from $53.8 million in fiscal 2006. The decrease reflected the increased popularity of fixed rate loans with customers as mortgage rates remained historically low as well as a decrease in overall customer demand as mentioned above. Primarily for asset/liability management purposes, the Company initiated a program in fiscal 2001 in which a portion of the fixed rate, single-family mortgage loans originated were sold. Gains of $100,000 were realized on these sales in fiscal 2007. Principal repayments on outstanding mortgage loans increased to $51.2 million in fiscal 2007 as compared to $40.9 million in fiscal 2006. The combination of the above factors resulted in an overall increase in mortgage loans receivable to $339.1 million at September 30, 2007 from $323.9 million at September 30, 2006.

Other loan originations, including installment loans, commercial business loans and disbursements under lines of credit totaled $72.3 million in fiscal 2007 versus $75.2 million in fiscal 2006. During fiscal 2007, the Bank continued to emphasize other loans, particularly home equity loans, equity lines of credit, and commercial business loans, since they generally have shorter terms than mortgage loans and would perform better in a rising rate environment. Installment loan originations and consumer lines of credit disbursements were $22.3 million in fiscal 2007 compared to $37.4 million in fiscal 2006. Commercial business loan originations and business line of credit disbursements were $50.0 million in fiscal 2007 compared to $37.8 million in fiscal 2006. Principal repayments on other loans were $67.2 million in fiscal 2007 compared to $55.3 million in 2006. The net result of the above factors caused the balance of installment loans to increase to $95.6 million at September 30, 2007, as compared to $93.3 million at September 30, 2006. Commercial business loans and leases were $41.0 million at September 30, 2007 versus $38.2 million at September 30, 2006.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate at the dates indicated. The table does not include $150,000, $255,000, and $53,000 in loans at September 30, 2007, 2006 and 2005, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. The Bank did not have any loans, which were classified as troubled debt restructurings at the dates presented.

	September 30,
	2007	2006	2005
	(Dollars in Thousands)

Non-accrual residential real estate loans
(one-to-four family)	$831	$403	$533
Non-accrual construction, multi-family residential and
commercial real estate loans	5,628	344	179
Non-accrual installment loans	340	238	188
Non-accrual commercial business and lease loans	1,947	1,700	1,419

Total non-performing loans	$8,746	$2,685	$2,319

Total non-performing loans as a percent of net loans
receivable	1.91%	0.61%	0.67%

Total foreclosed real estate, net of related reserves	$52	$215	$789

Total non-performing loans and foreclosed real estate
as a percent of total assets	1.21%	0.40%	0.46%

Nonperforming loans increased to $8.9 million (1.91% of net loans receivable) at September 30, 2007 compared to $2.7 million (0.61% of net loans receivable) at September 30, 2006. The increase in nonperforming loans is due to two commercial real estate loans totaling $5.3 million which were placed on non-accrual during the year. At September 30, 2007, non-accrual loans consisted of thirteen 1-4 family residential real estate loans totaling $831,000, three commercial real estate loan totaling $5.63 million, twenty one installment loans totaling $340,000, and nine commercial business loans totaling $2.14 million. The largest individual non-accrual loan is a commercial real estate loan for $2.74 million.

Management has evaluated these loans and is satisfied that the allowance for loan losses at September 30, 2007 is adequate. The allowance for loan losses was $3.027 million at September 30, 2007, $2.917 million at September 30, 2006, and $2.596 million at September 30, 2005. The balance at September 30, 2007, at 0.66% of net loans receivable and 33.9% of non-performing loans, is considered reasonable by management.

Foreclosed real estate at September 30, 2007 consists of one commercial real estate property, which is located in the Bank’s market area. Management believes that the carrying value of the property at September 30, 2007 approximates the fair value less costs to sell. However, while management uses the best information available to make such determinations, future adjustments may become necessary.

Securities Available for Sale

Securities available for sale decreased $13.2 million or 8.0% to $152.2 million at September 30, 2007 from $165.4 million at September 30, 2006. These securities may be held for indefinite periods of time and are generally used as part of the Bank’s asset/liability management strategy. These securities may be sold in response to changes in interest rates, prepayment rates or to meet liquidity needs. These securities consist of mortgage-backed securities, collateralized mortgage obligations, U.S. Government and Agency securities, tax-exempt municipal obligations, mutual funds, Federal Home Loan Mortgage Corporation stock, corporate obligations, trust preferred securities and other equity securities. During fiscal 2007, the Company purchased $11.4 million of these securities and sold $9.9 million. Sales of these securities in fiscal 2007 resulted in a net pretax gain of $126,000. The Company does not have any collateralized debt obligations or subprime mortgage-backed securities.

Securities Held to Maturity

Securities held to maturity decreased $11.3 million or 13.2% to $74.6 million at September 30, 2007, compared to $85.9 million at September 30, 2006. These investments are comprised of mortgage-backed securities, collateralized mortgage obligations, U.S. Government and Agency securities, tax-exempt municipal securities and corporate obligations. During fiscal 2007, the Bank purchased $5.0 million of these securities.

Deposits

Deposits increased $19.4 million during fiscal 2007 to $433.6 million at September 30, 2007 compared to $414.2 million at September 30, 2006. The increase in deposits in primarily attributed to an increase in time deposits and checking accounts, partially offset by decreases in passbook accounts and money market accounts.

The increase in time deposits reflects the Bank’s attempt to retain or increase market share by offering competitive rates on these products. Although the Bank has seen a significant amount of new money in these accounts, the increase is also correlated to the decrease in passbook and money market accounts, as customers sought a higher return. In addition, the Bank faces competition for deposits from alternative sources such as the stock market and mutual funds. The increase in checking accounts reflects the increased emphasis management has placed on attracting and retaining such accounts.

Short-Term Borrowings

Short-term borrowings include Federal Home Loan Bank “RepoPlus” advances, a Federal Home Loan Bank revolving line of credit, federal funds purchased, and to a much lesser extent, treasury, tax and loan notes. These borrowings decreased $55.0 million to $23.6 million at September 30, 2007, from $78.6 million at September 30, 2006. The decrease was a result of the Bank converting some of these fundings to long-term debt and structured repurchase agreements with adjustable-rate features, as well as the increase in the Bank’s deposits. The Bank continues to utilize short-term borrowings as both a short-term funding source and as an effective means to structure borrowings to complement asset/liability management goals.

Subordinated Debt

Subordinated debt represents debt issued by the Company to FB Capital Statutory Trust III in conjunction with the issuance of trust preferred securities by the Trust. The debt is unsecured and ranks subordinated and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The debt is due concurrently with the trust preferred securities. Subordinated debt decreased $2.6 million to $7.7 million at September 30, 2007 from $10.3 million at September 30, 2006. On September 26, 2007, $10.0 million of floating rate trust preferred securities bearing interest of 8.76%, with an initial capitalization in common stock of $310,000, were called. On September 20, 2007 the Company issued $7.5 million of floating rate trust preferred securities with an initial interest rate at 7.05% and with an initial capitalization in common stock of $232,000. The interest rate on the new trust preferred securities resets quarterly at 3 – month LIBOR plus 136 basis points.

Long-Term Debt

Long-term debt represents FHLB advances, including fixed-rate advances and “Convertible Select” advances. Long-term debt increased $9.8 million or 10.3% to $104.1 million at September 30, 2007, from $94.3 million at September 30, 2006. During fiscal 2007 the Company decided to take advantage of the lower interest rates offered on long-term debt to replace short-term borrowings consistent with asset/liability management.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase represents retail agreements and wholesale structured borrowings. Securities sold under agreement to repurchase increased $21.9 million or 26.2% to $105.5 million at September 30, 2007, from $83.6 million at September 30, 2006. As noted above, structured repurchase agreements were utilized to replace short-term borrowings consistent with asset/liability management strategies.

Stockholders’ Equity

Stockholders’ equity increased $2.3 million or 5.1% to $46.5 million at September 30, 2007 compared to September 30, 2006. This result reflects net income of $3.71 million, stock options exercised of $301,000, and a related tax benefit of $14,000, stock issued under the Dividend Reinvestment Plan of $157,000, and stock based compensation of $93,000. Offsetting these increases was an increase in unrealized holding losses, net of unrealized holding gains, on securities available for sale of $152,000, common stock cash dividends paid of $1.7 million and the purchase of treasury stock at cost for $177,000.

Results of Operations

Comparison of Fiscal Years Ended September  30, 2007, 2006, and 2005

Net income was $3.71 million ($1.22 per diluted share) for the year ended September 30, 2007 compared to $4.18 million ($1.38 per diluted share) for fiscal 2006 and $3.88 million ($1.27 per diluted share) for fiscal 2005. Fiscal 2007 and 2006 results include an extraordinary gain of $89,000 and $318,000, respectively. The gain for both periods was related to insurance proceeds received from the destructive fire that devastated the Bank’s Carnegie Branch location in October 2005. While the insurance proceeds were reinvested in the construction of the new Carnegie Branch location, the proceeds, net of the book value of the associated assets at the time of the fire, were recorded as a gain in accordance with accounting literature. There were no extraordinary items recorded in fiscal 2005. Income from continuing operations for the fiscal year ended September 30, 2007 was $3.62 million ($1.19 per diluted share) compared to $3.87 million ($1.28 per diluted share) for the fiscal year ended September 30, 2006 and $3.88 million ($1.27 per diluted share) for the fiscal year ended September 30, 2005. Factors contributing to the decrease in net income from continuing operations from fiscal 2006 include a decrease in other income of $331,000, or 8.6%, and an increase in other expenses of $574,000, or 4.7%, which offset an increase in net interest income of $710,000 or 5.2%, and a decrease in the provision for loan losses of $25,000.

Average Balance Sheet and Analysis of Net Interest Income

The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The average balance of loans receivable includes non-accrual loans. Average balances are based on month-end balances. The Company does not believe that the use of month-end balances has a material impact on the information presented. Interest income on tax exempt investments has been adjusted for federal income tax purposes using an assumed rate of 34%.

	Year Ended September 30,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$320,415	$19,611	6.12%	$280,211	$16,470	5.88%	$206,415	$12,379	6.00%
Installment loans	94,206	6,072	6.45	85,778	5,360	6.25	75,980	4,483	5.90
Commercial business and lease loans	41,096	3,116	7.58	30,555	2,609	8.54	31,762	1,997	6.29
Mortgage-backed securities	93,385	4,131	4.42	116,770	5,054	4.33	136,821	5,387	3.94
Investment securities and FHLB stock:
Taxable	112,778	5,930	5.26	122,056	5,795	4.75	136,267	5,524	4.05
Tax-exempt	39,631	2,523	6.37	45,431	2,938	6.47	40,459	2,736	6.76
Interest-earning deposits	643	33	5.12	404	35	8.66	869	8	0.91
Total interest-earning assets	702,154	41,416	5.90	681,205	38,261	5.62	628,573	32,514	5.17
Non-interest-earning assets	27,538			28,167			27,879
Total assets	$729,692			$709,372			$656,452

Interest-bearing liabilities:
Deposits	$420,398	$13,440	3.20%	$394,743	$10,894	2.76%	$363,686	$7,710	2.12%
Short-term borrowings	47,901	2,356	4.92	100,368	4,707	4.69	86,913	2,507	2.88
Securities sold under agreement to
repurchase	92,127	4,195	4.55	33,685	1,352	4.01	6,715	131	1.95
Long-term debt	109,557	5,473	5.00	124,377	5,998	4.82	143,986	6,816	4.73
Subordinated debt	10,112	930	9.20	10,310	863	8.37	10,310	659	6.39
Total interest-bearing liabilities	680,095	26,394	3.88	663,483	23,814	3.59	611,610	$17,823	2.91
Non-interest bearing liabilities	4,002			3,598			2,895
Total liabilities	684,097			667,081			614,505
Stockholders' equity	45,595			42,291			41,947
Total liabilities and stockholders' equity	$729,692			$709,372			$656,452
Net interest income		$15,022			$14,447			$14,691
Interest rate spread(1)			2.02%			2.03%			2.26%
Net interest margin(2)			2.14%			2.12%			2.34%
Ratio of average interest-earning assets
to average interest-bearing liabilities			103.24%			102.67%			102.77%

(1)	Interest rate spread is the difference between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Year Ended September 30,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest income on interest-earning assets:
Mortgage loans	$2,363	$778	$3,141	$4,427	$(336)	$4,091
Mortgage-backed securities	(1,012)	89	(923)	(788)	455	(333)
Installment loans	540	172	712	626	251	877
Commercial business loans and leases	900	(393)	507	(77)	688	611
Investment securities and other investments	(991)	709	(282)	(493)	994	501
Total interest-earning assets	1,800	1,355	3,155	3,695	2,052	5,747
Interest expense on interest-bearing liabilities:
Deposits	607	1,939	2,546	548	2,636	3,184
Borrowed funds	(120)	87	(33)	849	1,754	2,603
Subordinated debt	(17)	84	67	—	204	204
Total interest-bearing liabilities	470	2,110	2,580	1,397	4,594	5,991
Net change in net interest income	$1,330	$(755)	$575	$2,298	$(2,542)	$(244)

Interest Income on Loans

Interest income on loans increased by $4.4 million or 17.8% to $28.8 million in fiscal 2007 as compared to fiscal 2006. The increase reflects both an increase in the average size of the loan portfolio and an increase in the average yield earned on the loan portfolio. The average size of the loan portfolio increased from an average balance of $396.5 million in fiscal 2006 to $455.7 million in fiscal 2007. The increase in the average balance of the loan portfolio is primarily attributed to a high level of commercial business loan originations and business line of credit disbursements in fiscal 2007.

Interest income on loans increased by $5.6 million or 29.6% to $24.4 million in fiscal 2006 as compared to fiscal 2005. The increase primarily reflects both an increase in the average size of the loan portfolio and an increase in the average yield earned on the loan portfolio. The average size of the loan portfolio increased from an average balance of $314.2 million in fiscal 2005 to $396.5 million in fiscal 2006. The increase in the average balance of the loan portfolio is primarily attributed to a record high level of residential mortgage loan originations in fiscal 2006.

Interest Income on Mortgage-Backed Securities

Interest income on mortgage-backed securities decreased by $923,000 or 18.3% to $4.1 million in fiscal 2007 from $5.1 million in fiscal 2006. The decrease reflects a decrease in the average balance of mortgage-backed securities held, partially offset by an increase in the yield earned on these securities in fiscal 2007. The average balance of mortgage-backed securities held, including mortgage-backed securities available for sale, decreased from $116.8 million in fiscal 2006 to $93.4 million in fiscal 2007. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities. A rising rate environment generally causes a reduced level of loan repayments and a corresponding decrease in premium/discount amortization rates. Rising rates generally decrease the market value of the securities.

Interest income on mortgage-backed securities decreased by $333,000 or 6.2% to $5.1 million in fiscal 2006 from $5.4 million in fiscal 2005. The decrease reflects a decrease in the average balance of mortgage-backed securities held, partially offset by an increase in the yield earned on these securities in fiscal 2006. The average balance of mortgage-backed securities held, including mortgage-backed securities available for sale, decreased from $136.8 million in fiscal 2005 to $116.8 million in fiscal 2006.

Interest Income on Investments

Interest income on investments (including those available for sale), which includes interest earning deposits with other institutions and FHLB stock, was $7.7 million in fiscal 2007, compared to $7.9 million in fiscal 2006. The fiscal 2007 results reflect a decrease in the average balance of such investments to $153.1 million in fiscal 2007 as compared to $167.9 million in fiscal 2006, partially offset by an increase in the average tax-equivalent yield earned in fiscal 2007 as compared to fiscal 2006.

Interest income on investments was $7.9 million in fiscal 2006 compared to $7.4 million in fiscal 2005. The fiscal 2006 results reflect a decrease in the average balance of such investments to $167.9 million in fiscal 2006 as compared to $177.6 million in fiscal 2005, partially offset by an increase in the average tax-equivalent yield earned in fiscal 2006 as compared to fiscal 2005.

Interest Expense on Deposits

Interest on deposits increased $2.5 million or 23.4% to $13.4 million in fiscal 2007 from $10.9 million in fiscal 2006. The increase reflects both an increase in the average balance of deposits, as well as an increase in the average rate paid on deposits in fiscal 2007, as compared to fiscal 2006. As noted above, the Bank has been required to pay more competitive rates to retain deposits.

Interest on deposits increased $3.2 million or 41.3% to $10.9 million in fiscal 2006 from $7.7 million in fiscal 2005. The increase reflects both an increase in the average balance of deposits, as well as an increase in the average rate paid on deposits in fiscal 2006, as compared to fiscal 2005.

Interest Expense on Short-Term Borrowings

Interest expense on short-term borrowings (including FHLB “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes) decreased $2.4 million or 50.0% to $2.4 million in fiscal 2007 compared to $4.7 million in fiscal 2006. The decrease reflects a lower level of average short-term borrowing in fiscal 2007, partially offset by an increase in the cost of these funds.

Interest expense on short-term borrowings increased $2.2 million or 87.8% to $4.7 million in fiscal 2006 compared to $2.5 million in fiscal 2005. The increase reflects both a higher level of average short-term borrowing in fiscal 2006 and an increase in the cost of these funds.

Interest Expense on Securities Sold Under Agreement to Repurchase

Interest expense on securities sold under agreement to repurchase (including retail and structured borrowings) increased $2.8 million or 210.3% to $4.2 million in fiscal 2007 compared to $1.4 million in fiscal 2006. The increase reflects both a higher level of average securities sold under agreement to repurchase in fiscal 2007 and an increase in the cost of these funds.

Interest expense on securities sold under agreement to repurchase increased $1.2 million or 932.1% to $1.4 million in fiscal 2006 compared to $131,000 in fiscal 2005. The increase reflects both a higher level of average securities sold under agreement to repurchase in fiscal 2006 and an increase in the cost of these funds.

Interest Expense on Long-Term Debt

Interest expense on long-term debt (including FHLB fixed rate advances, and “Convertible Select” advances ) decreased $525,000 or 8.8% to $5.5 million in fiscal 2007, compared to $6.0 million in fiscal 2006. The decrease reflects a decrease in the average balance of long-term debt, partially offset by an increase in the cost of these borrowings.

Interest expense on long-term debt decreased $818,000 or 12.0% to $6.0 million in fiscal 2006 compared to $6.8 million in fiscal 2005. The decrease reflects a decrease in the average balance of long-term debt, partially offset by an increase in the cost of these borrowings.

Provision for Loan Losses

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimates of the losses inherent in the portfolio, based on a monthly review by management of the following factors:

•	historical experience
•	volume
•	type of lending conducted by the Bank
•	industry standards
•	the level and status of past due and non-performing loans
•	the general economic conditions in the Bank’s lending area
•	other factors affecting the collectibility of the loans in its portfolio

Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and other data. Large balance and/or more complex loans, such as multi-family and commercial real estate loans may be evaluated on an individual basis and are also evaluated in the aggregate to determine adequate reserves. As individually significant loans become impaired, specific reserves are assigned to the extent of the impairment.

The provision for loan losses was $575,000 for the fiscal year ended September 30, 2007. The provision for loan losses was $600,000 for the fiscal year ended September 30, 2006 and 2005. The provisions reflect management’s evaluation of the loan portfolio, current economic conditions, and other factors as described below. The allowance increased from $2.92 million at September 30, 2006 to $3.03 million at September 30, 2007. Loan charge-offs, net of recoveries, were $465,000 in fiscal 2007 compared to $279,000 in fiscal 2006 and $613,000 in fiscal 2005. The balance of non-performing loans has increased at September 30, 2007 compared to September 30, 2006, primarily attributed to two commercial real estate loans which management believes both to be adequately collateralized.

The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future, and that additional provisions for losses will not be required.

Other Income

The Company’s non-interest or total other income decreased by $331,000 or 8.6% to $3.50 million in fiscal 2007 compared to $3.83 million in fiscal 2006 primarily due to lower realized gains on sales of securities. Other income increased by $45,000 or 1.2% to $3.83 million in fiscal 2006 as compared to $3.79 million in fiscal 2005.

Included in non-interest income is service fee income on loans and late charges of $370,000, which increased by $76,000 in fiscal 2007. These fees were $294,000, which decreased by $69,000 in fiscal 2006. Fiscal 2007 results include increases in miscellaneous fees collected on home equity and commercial loans and an increase in title insurance fees.

The Company recorded net gains on sales of securities of $126,000, $552,000 and $566,000 in fiscal 2007, 2006, and 2005, respectively. The Company recorded net gains on available-for-sale securities of $600,000 and net losses on held-to-maturity securities of $48,000 during fiscal 2006. Sales during fiscal years 2007 and 2005 were made from the available-for-sale category only. The sales reflected normal efforts to reposition portions of the portfolio at various times during the years to reflect changing economic conditions, changing market conditions, and to carry out asset/liability management strategies. Included in the above amounts are losses resulting from the write-down of investments in equity securities for declines in value that are considered other-than-temporary of $43,000 in fiscal year 2005. There were no similar write-downs in fiscal years 2007 or 2006.

Gain on sale of loans was $100,000, $49,000, and $36,000 in fiscal years 2007, 2006 and 2005, respectively. In fiscal 2001, the Company began a program to sell, servicing released, a portion of the fixed-rate, first mortgage residential loans originated. This program is intended to allow the Company to offer competitive market rates on loans, while not retaining in its portfolio some loans that may not fit the current asset/liability strategy. In addition, such loans can generally be sold at a profit when a commitment to sell is locked in when the application is taken.

Deposit service charges and fee income was $1.27 million, $1.37 million, and $1.40 million, in fiscal 2007, 2006, and 2005, respectively. Fiscal 2007 results include a decrease in the volume of fees collected for returned checks on deposit accounts and a decrease in the service charges assessed on checking accounts in response to competition. The decrease in fiscal 2006 is primarily attributed to a decrease in service charge fees on savings and checking accounts, partially offset by an increase in fees related to returned checks.

Automated teller machine (ATM) fees were $603,000, $586,000, and $548,000 in fiscal years 2007, 2006, and 2005, respectively. The increase in fiscal 2007 and 2006 is primarily attributed to an increase in the interchange fees earned on debit card transactions.

Non-insured investment product income was $391,000, $414,000, and $376,000 in fiscal years 2007, 2006, and 2005, respectively. The decrease in fiscal 2007 is primarily attributed to a decrease in the commissions earned on the sales of these products. The increase in fiscal 2006 is primarily attributed to an increase in the commissions earned on the sales of these products.

Other operating income includes miscellaneous sources of income, which consist primarily of earnings on bank-owned life insurance, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Such income amounted to $641,000, $565,000, and $498,000 in fiscal 2007, 2006, and 2005, respectively. Fiscal 2007 results were attributed to increases in the profit on sale of fixed assets and earnings on bank-owned life insurance. The increase in fiscal 2006 primarily reflects increases in the profit on sale of fixed assets. Also, fiscal 2007 and 2006 results included recoveries relating to a customer check kiting fraud loss discovered in March 2005 attributable to one business customer.

Other Expenses

Other expenses increased $574,000 or 4.7% to $12.7 million in fiscal 2007 and decreased $67,000 or .6% to $12.1 million in fiscal 2006, from $12.2 million in fiscal 2005. The higher level of other expense in fiscal 2007 compared to fiscal 2006 is primarily attributable to a one-time pre-tax charge of $277,000 associated with the redemption of $10.0 million of trust preferred securities. The lower level of other expenses in fiscal 2006 compared to fiscal 2005 is primarily attributable to the fiscal 2005 loss of $430,000 due to customer fraud.

Compensation, payroll taxes and fringe benefits, the largest component of operating expenses, increased $144,000 or 1.8% to $8.0 million in fiscal 2007, and increased $408,000 or 5.5% to $7.8 million in fiscal 2006 over the respective prior years. Factors contributing to the increase in fiscal 2007 were normal salary increases, increased payroll taxes, and increased personnel expense, partially offset by lower health insurance expense. Factors contributing to the increase in fiscal 2006 were normal salary increases, increases in the cost of health insurance, increased director fees, increased payroll taxes, and increased training expenses, partially offset by decreases in personnel expense and officer’s expense.

Office occupancy and equipment expense decreased $73,000 or 6.4% to $1.07 million in fiscal 2007 and increased $72,000 or 6.7% to $1.15 million in fiscal 2006 over the respective prior years. The decrease in fiscal 2007 reflects decreases in furniture, fixtures, and equipment expense and rent expense, partially offset by an increase in office repairs and maintenance expense. The increase in fiscal 2006 primarily reflects an increase in furniture, fixtures, and equipment expense, utility expense, rent expense, and real estate taxes paid on office buildings, partially offset by a decrease in office repairs and maintenance expense. The increase in 2006 is also due to the opening of the new Carnegie branch.

Depreciation and amortization decreased $27,000 or 4.1% to $634,000 in fiscal 2007 and decreased $65,000 or 9.0% to $661,000 in fiscal 2006 over the respective prior years. The decrease in depreciation in fiscal years 2007 and 2006 reflects equipment becoming fully depreciated, partially offset by depreciation on additions in those years.

The Bank recorded net losses on the sales of foreclosed real estate of $101,000 and $58,000 in fiscal years 2007 and 2006, respectively. The Bank recorded net gains on the sales of foreclosed real estate of $103,000 in the fiscal year ended 2005. Foreclosed real estate expense was $43,000, $154,000, and $241,000 in fiscal years 2007, 2006, and 2005, respectively. The results reflect the costs associated with the holding and disposition of properties including writedowns during the periods. At September 30, 2007, the Bank had one commercial real estate property classified as foreclosed real estate.

Intangible amortization was $34,000, $40,000, and $46,000 in fiscal years 2007, 2006 and 2005, respectively. The results reflect the amortization of the intangibles generated by the acquisitions of Carnegie Financial Corporation in February 2002 and First Pennsylvania Savings Association in December 2002, on an accelerated basis over ten years.

Advertising expense was $370,000, $360,000, and $340,000 in fiscal years 2007, 2006, and 2005, respectively. The Company strives to market its products and services in a cost effective manner and incorporates a market segmentation strategy in its business plan to effectively manage its advertising dollars.

Professional fees were $295,000, $267,000, and $244,000 in fiscal years 2007, 2006, and 2005, respectively. Professional fees include legal fees, audit fees, and supervisory examination and assessment fees. The increase in fiscal 2007 is primarily attributed to an increase in legal fees and audit fees. The increase in fiscal 2006 is primarily attributed to an increase in legal fees, partially offset by a decrease in audit fees.

Included in fiscal 2007 results is a one-time pre-tax charge of $277,000 associated with the redemption of $10 million of trust preferred securities. The $10,000,000 8.76% Floating Rate Preferred Securities were called at par in whole on September 26, 2007, and the unamortized issuance costs of $277,000 were charged to expense.

Included in fiscal 2005 results is a pre-tax charge of $430,000 related to a customer check kiting fraud loss attributable to one business customer. While a portion or all of the loss may ultimately be recovered, the customer was unable to provide restitution or adequate collateral at that time. However, as of September 30, 2007 approximately $103,000 has been recovered and included in other income; $27,000 in fiscal 2006 and $76,000 in fiscal 2007.

Service bureau expense amounted to $152,000, $31,000, and $27,000 for fiscal years ended 2007, 2006, and 2005, respectively. The increase in fiscal 2007 is a result of the Bank converting its data processing operations from an in-house environment to an outsourced service bureau environment. The outsourced service bureau environment has reduced compensation expense and office occupancy and equipment expense.

Other operating expenses, which consist primarily of check processing costs, bank service charges, and other administrative expenses, amounted to $1.69 million in fiscal 2007, $1.52 million in fiscal 2006, and $1.69 million in fiscal 2005. Significant variations in fiscal 2007, compared to fiscal 2006, include increases in consulting fees, increases in internet banking fees, and increases in ATM expenses, partially offset by decreases in teller cash over and short expense primarily attributed to losses associated with two robberies in the fiscal 2006 period. Significant variations in fiscal 2006, compared to fiscal 2005, include decreases in consulting fees, and losses sustained from ATM disputes, partially offset by increases in checking account charge-offs and losses sustained from branch robberies.

Income Taxes

The Company generated taxable income and, as a consequence, recorded tax provisions of $914,000, $840,000, and $1.00 million for fiscal 2007, 2006 and 2005, respectively. These changes reflect the difference in the Bank’s profitability for the periods as well as differences in the effective tax rate, which was 20.1%, 17.8%, and 20.5% for fiscal 2007, 2006 and 2005, respectively.

The difference between the Company’s effective tax rate and the statutory rate is primarily attributable to the Bank’s tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax, and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for fiscal 2007 was $8.5 million and $1.6 million, respectively, compared to $8.0 million and $1.8 million, respectively, for fiscal 2006, and $8.4 million and $1.7 million, respectively, for fiscal 2005.

Forward-Looking Statements

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission, in its reports to stockholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (“the FRB”); inflation; interest rate, market and monetary fluctuations; the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; laws concerning taxes, banking, securities, and insurance; technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and related notes presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Asset and Liability Management

The Company’s vulnerability to interest rate risk exists to the extent that its interest bearing liabilities, consisting of customer deposits and borrowings, mature or reprice more rapidly or on a different basis than its interest earning assets, which consist primarily of intermediate or long-term loans and investment securities, mortgage-backed securities and collateralized mortgage obligations.

The principal determinant of the exposure of the Company’s earnings to interest rate risk is the timing difference between the repricing or maturity of the Company’s interest earning assets and the repricing or maturity of its interest bearing liabilities. If the repricing and maturities of such assets and liabilities were perfectly matched, and if the interest rates carried by its assets and liabilities were equally flexible and moved concurrently, neither of which is the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized.

The objective of interest rate risk management is to control, to the extent possible, the effects that interest rate fluctuations have on net interest income and on the net present value of the Company’s interest earning assets and interest bearing liabilities. Management and the Board are responsible for managing interest rate risk and employing risk management policies that monitor and limit exposure to interest rate risk. Interest rate risk is measured using net interest margin simulation and asset/liability net present value sensitivity analyses. These analyses provide a range of potential impacts on net interest income and portfolio equity caused by interest rate movements.

The Company uses financial modeling to measure the impact of changes in interest rates on net interest margin. Assumptions are made regarding loan and mortgage-backed securities prepayments and amortization rates of passbook, money market and NOW account withdrawal rates. In addition, certain financial instruments may provide customers with a degree of “optionality,” whereby a shift in interest rates may result in customers changing to an alternative financial instrument, such as from a variable to fixed rate loan product. Thus, the effects of changes in future interest rates on these assumptions may cause actual results to differ from simulation results.

The Company has established the following guidelines for assuming interest rate risk:

Net interest margin simulation - Given a +/- 200 basis point parallel shift in interest rates, the estimated net interest margin may not change by more than 20% for a one-year period.

Portfolio equity simulation - Portfolio equity is the net present value of the Company’s existing assets and liabilities. Given a +200 basis point change in interest rates, portfolio equity may not decrease by more than 50% of total stockholders’ equity. Given a -200 basis point change in interest rates, portfolio equity may not decrease by more than 20% of total stockholders’ equity.

The following table illustrates the simulated impact of a 100 basis point or 200 basis point upward or downward movement in interest rates on net interest income and the change in portfolio equity. This analysis was done assuming that interest earning asset and interest bearing liability levels at September 30, 2007 remained constant. The impact of the rate movements was developed by simulating the effect of rates changing immediately from the September 30, 2007 levels.

Interest Rate Simulation Sensitivity Analysis

Movements in interest rates from September 30, 2007 rates:

	Increase		Decrease
	+ 100 bp	+ 200 bp	- 100 bp	- 200 bp
Net interest income increase (decrease)	(9.4%)	(18.8%)	5.7%	6.4%
Portfolio equity increase (decrease)	(24.3%)	(48.6%)	8.1%	9.1%

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest earning assets and interest bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. The Company’s one-year gap was a negative 27.2% at September 30, 2007 compared to a negative 23.4% at September 30, 2006. The Company considers this result at September 30, 2007 to be within its acceptable target range. The increase in the negative gap position is attributed to an increase in liabilities with shorter terms, as well as long-term fundings with adjustable-rate features.

As part of its efforts to minimize the impact of changes in interest rates, the Company continues to emphasize the origination of loans with adjustable-rate features or which have shorter average lives, the purchase of adjustable-rate securities, the extension of interest bearing liabilities when market conditions permit, and the maintenance of a large portion of the investment and mortgage-backed securities portfolios in the available for sale category that could be sold in response to interest rate movements.

The table below shows the Bank’s gap position at September 30, 2007. Assumptions used in developing the table include cash flow and repricing projections for assets and liabilities. In developing the cash flow projections, prepayment estimates for loans and investments were also used. At September 30, 2007, these estimates anticipate a moderate rate of prepayment due to the relatively low interest rate environment that continues to exist. The assumptions used may not be indicative of the actual prepayments and withdrawals, which may be experienced by the Company.

	September 30, 2007
		Over Three
		Months	After One
	Three Months	Through	Year Through	After
	or Less	Twelve Months	Five Years	Five Years
	(Dollars in Thousands)
Interest earning assets	$124,443	$98,116	$289,438	$181,038
Deposits, escrow liabilities and borrowed funds	258,694	161,819	230,045	25,384

Interest sensitivity	$(134,251)	$(63,703)	$59,393	$155,654

Cumulative interest sensitivity	$(134,251)	$(197,954)	$(138,561)	$17,093

Cumulative ratio as a percent of assets	(18.5%)	(27.2%)	(19.1%)	2.4%

In addition to managing the Company’s gap as discussed above, the Bank has an Asset Liability Management Committee composed of senior officers which meets periodically to review the Company’s exposure to interest rate risk resulting from other factors. Among the areas reviewed are progress on previously determined strategies, national and local economic conditions, the projected interest rate outlook, loan and deposit demand, pricing, liquidity position, capital position and regulatory developments. Management’s evaluation of these factors indicates the current strategies of emphasizing the origination and purchase of adjustable rate or shorter-term loan products, while retaining in the portfolio, a portion of the fixed rate loans originated, purchasing investments with either fixed or adjustable rates and competitively pricing deposits produces an acceptable level of interest rate risk in the current environment.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidelity Bancorp, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Fidelity Bancorp, Inc. and subsidiary as of September 30, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiary at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s / Beard Miller Company LLP

Pittsburgh, Pennsylvania

December 18, 2007

Consolidated Statements of Financial Condition

	September 30,
	2007	2006
	(Dollars in Thousands, Except per Share Data)
Assets
Cash and due from banks	$10,848	$8,480
Interest bearing demand deposits with other institutions	228	187

Cash and Cash Equivalents	11,076	8,667

Securities available for sale	152,223	165,449
Securities held to maturity, fair value 2007 $74,010; 2006 $84,851	74,553	85,879
Loans held for sale	169	40
Loans receivable, net of allowance 2007 $3,027; 2006 $2,917	458,929	439,027
Foreclosed real estate, net	52	215
Federal Home Loan Bank stock, at cost	7,102	9,132
Office premises and equipment, net	5,825	6,073
Accrued interest receivable	3,639	3,359
Other assets	13,009	12,891

Total Assets	$726,577	$730,732

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$36,367	$32,927
Interest bearing	397,188	381,255

Total Deposits	433,555	414,182

Short-term borrowings	23,618	78,625
Subordinated debt	7,732	10,310
Securities sold under agreement to repurchase	105,537	83,638
Advance payments by borrowers for taxes and insurance	1,451	1,508
Long-term debt	104,050	94,292
Other liabilities	4,164	3,982

Total Liabilities	680,107	686,537

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share; 10,000,000 shares authorized; issued 2007 3,606,722 shares; 2006 3,569,525 shares	36	35
Paid-in capital	45,338	44,774
Retained earnings	13,115	11,076
Accumulated other comprehensive loss, net of tax	(1,637)	(1,485)
Treasury stock, at cost 2007 619,129 shares; 2006 609,029 shares	(10,382)	(10,205)

Total Stockholders’ Equity	46,470	44,195

Total Liabilities and Stockholders’ Equity	$726,577	$730,732

See notes to consolidated financial statements.

54

Consolidated Statements of Income

	Years Ended September 30,
	2007	2006	2005
	(In Thousands, Except per Share Data)
Interest Income
Loans	$28,799	$24,439	$18,859
Mortgage-backed securities	4,131	5,054	5,387
Investment securities:
Taxable	5,930	5,795	5,524
Tax exempt	1,770	2,050	1,886
Other	33	35	8
Total Interest Income	40,663	37,373	31,664

Interest Expense
Deposits	13,440	10,894	7,710
Short-term borrowings	2,356	4,707	2,507
Subordinated debt	930	863	659
Securities sold under agreement to repurchase	4,195	1,352	131
Long-term debt	5,473	5,998	6,816

Total Interest Expense	26,394	23,814	17,823

Net Interest Income	14,269	13,559	13,841

Provision for Loan Losses	575	600	600

Net Interest Income after Provision for Loan Losses	13,694	12,959	13,241

Other Income
Loan service charges and fees	370	294	363
Realized gain on sales of securities, net	126	552	609
Writedown of securities	—	—	(43)
Gain on sales of loans	100	49	36
Deposit service charges and fees	1,271	1,373	1,401
ATM fees	603	586	548
Non-insured investment products	391	414	376
Other	641	565	498
Total Other Income	3,502	3,833	3,788

Other Expenses
Compensation and benefits	7,992	7,848	7,440
Office occupancy and equipment expense	1,074	1,147	1,075
Depreciation and amortization	634	661	726
Loss (gain) on sales of foreclosed real estate	101	58	(103)
Foreclosed real estate expense	43	154	241
Amortization of intangible assets	34	40	46
Advertising	370	360	340
Professional fees	295	267	244
Debt issuance charge upon redemption	277	—	—
Customer fraud loss	—	—	430
Service bureau expense	152	31	27
Other	1,688	1,520	1,687
Total Other Expenses	12,660	12,086	12,153
Income before Provision for Income Taxes and Extraordinary Gain	4,536	4,706	4,876
Provision for Income Taxes	914	840	1,000
Income from Continuing Operations	3,622	3,866	3,876
Income from Extraordinary Gain, Net of Taxes	89	318	—
Net Income	$3,711	$4,184	$3,876

See notes to consolidated financial statements.

Consolidated Statements of Income (Continued)

	Years Ended September 30,
	2007	2006	2005
	(In Thousands, Except per Share Data)
Earnings per Share:
Basic:
Income from Continuing Operations	$1.21	$1.30	$1.32
Income from Extraordinary Gain, Net of Taxes	.03	.11	-
Net Income	$1.24	$1.41	$1.32
Diluted:
Income from Continuing Operations	$1.19	$1.28	$1.27
Income from Extraordinary Gain, Net of Taxes	.03	.10	-
Net Income	$1.22	$1.38	$1.27

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

					Accumulated
	Number of				Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(In Thousands, Except Shares and per Share Data)
Balance - October 1, 2004	3,153,617	$32	$35,798	$13,595	$1,195	$(8,543)	$42,077

Comprehensive income:
Net income	-	-	-	3,876	-	-	3,876
Net unrealized losses on available for sale securities	-	-	-	-	(2,109)	-	(2,109)

Total Comprehensive Income							1,767

10% stock dividend distributed	319,161	3	7,577	(7,580)	-	-	-
Stock options exercised, including tax benefit of $160	53,745	-	722	-	-	-	722
Cash dividends declared ($0.478 per share)	-	-	-	(1,405)	-	-	(1,405)
Treasury stock purchased (54,210 shares)	-	-	-	-	-	(1,265)	(1,265)
Sale of stock through Dividend Reinvestment Plan	7,109	-	153	-	-	-	153

Balance - September 30, 2005	3,533,632	35	44,250	8,486	(914)	(9,808)	42,049

Comprehensive income:
Net income	-	-	-	4,184	-	-	4,184
Net unrealized losses on available for sale securities	-	-	-	-	(571)	-	(571)

Total Comprehensive Income							3,613

Stock-based compensation expense	-	-	66	-	-	-	66
Stock options exercised, including tax benefit of $43	27,936	-	307	-	-	-	307
Cash dividends declared ($0.54 per share)	-	-	-	(1,594)	-	-	(1,594)
Treasury stock purchased (21,074 shares)	-	-	-	-	-	(397)	(397)
Sale of stock through Dividend Reinvestment Plan	7,957	-	151	-	-	-	151

Balance - September 30, 2006	3,569,525	35	44,774	11,076	(1,485)	(10,205)	44,195
Comprehensive income:
Net income				3,711			3,711
Net unrealized losses on available for sale securities					(152)		(152)

Total Comprehensive Income							3,559

Stock-based compensation expense			93				93
Stock options exercised, including tax benefit of $14	28,390	1	314				315
Cash dividends declared ($0.56 per share)				(1,672)			(1,672)
Treasury stock purchased (10,100 shares)						(177)	(177)
Sale of stock through Dividend Reinvestment Plan	8,807		157				157

Balance - September 30, 2007	3,606,722	$36	$45,338	$13,115	$(1,637)	$(10,382)	$46,470

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2007	2006	2005
	(In Thousands)
Cash Flows from Operating Activities
Net income	$3,711	$4,184	$3,876
Adjustments to reconcile net income to net cash provided by operating activities:
Income from extraordinary gain, net of taxes	(89)	(318)	—
Provision for loan losses	575	600	600
Loss (gain) on foreclosed real estate	101	58	(103)
Provision for depreciation and amortization	634	661	726
Deferred loan fee amortization	(54)	(112)	(196)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	194	500	719
Deferred income tax provision	404	73	37
Amortization of intangibles	34	40	46
Net realized gains on sales of investments	(126)	(552)	(609)
Writedown of investment securities	—	—	43
Loans originated for sale	(8,293)	(4,300)	(2,668)
Sales of loans held for sale	8,262	4,557	2,571
Net gains on sales of loans	(100)	(49)	(36)
Earnings on cash surrender value of life insurance policies	(211)	(196)	(198)
Tax benefit realized on stock-based compensation	—	—	160
Increase in interest receivable	(280)	(258)	(15)
Increase (decrease) in interest payable	188	(197)	89
Increase in accrued taxes	121	281	103
Noncash compensation expense related to stock benefit plans	93	66	—
Contribution to ESOP	(322)	(240)	(235)
Debt issuance charge upon redemption	277	—	—
Changes in other assets, net	(720)	(31)	437
Changes in other liabilities, net	197	956	571

Net Cash Provided by Operating Activities	4,596	5,723	5,918

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	9,890	16,797	24,185
Proceeds from maturities and principal repayments of securities available for sale	14,678	19,125	41,733
Purchases of securities available for sale	(11,409)	(19,659)	(65,098)
Proceeds from maturities and principal repayments of securities held to maturity	16,205	19,262	20,473
Purchases of securities held to maturity	(5,022)	—	(16,671)
Net increase in loans	(20,480)	(93,474)	(56,314)
Proceeds from sales of foreclosed real estate	119	432	813
Additions to office premises and equipment	(481)	(1,742)	(641)
Proceeds from insurance claim – Carnegie Branch	135	601	—
Proceeds from sales of office premises and equipment	137	24	—
Net redemptions (purchases) of FHLB stock	2,030	3,083	(1,059)

Net Cash Provided by (Used in) Investing Activities	$5,802	$(55,551)	$(52,579)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)

	Years Ended September 30,
	2007	2006	2005
	(In Thousands)
Cash Flows from Financing Activities
Net increase in deposits	$19,373	$47,370	$7,040
Net increase in retail repurchase agreements	1,899	1,964	1,556
Proceeds from structured repurchase agreements	20,000	75,000	—
Net (decrease) increase in short-term borrowings	(55,007)	(32,516)	47,035
(Decrease) increase in advances by borrowers for taxes and insurance	(57)	83	296
Proceeds from long-term debt	20,000	15,000	20,000
Repayments of long-term debt	(10,242)	(56,743)	(26,272)
Proceeds from issuance of subordinated debt	7,732	—	—
Redemption of subordinated debt	(10,310)	—	—
Cash dividends paid	(1,672)	(1,594)	(1,405)
Stock options exercised	301	264	562
Excess tax benefit realized on stock-based compensation	14	43	—
Proceeds from sale of stock through Dividend Reinvestment Plan	157	151	153
Acquisition of treasury stock	(177)	(397)	(1,265)

Net Cash Provided by (Used in) Financing Activities	(7,989)	48,625	47,700

Net Increase (Decrease) in Cash and Cash Equivalents	2,409	(1,203)	1,039

Cash and Cash Equivalents - Beginning	8,667	9,870	8,831

Cash and Cash Equivalents - Ending	$11,076	$8,667	$9,870
Supplementary Cash Flow Information
Interest paid on deposits and borrowings	$26,206	$24,011	$17,734
Income taxes paid	$795	$753	$350
Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed real estate	$57	$35	$223

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Nature of Operations

Fidelity Bancorp, Inc. (the “Company”) is a bank holding company organized under the Pennsylvania Business Corporation Law. It operates principally as a holding company for its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”), a Pennsylvania-chartered, FDIC-insured state savings bank. The Bank conducts full banking services through thirteen offices in Allegheny and Butler counties. FBIC, Inc. is a wholly-owned subsidiary of the Bank and was formed to hold and manage the Bank’s fixed rate residential mortgage loan portfolio. It was incorporated in the State of Delaware in July 2000.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary the Bank. Intercompany balances and transactions have been eliminated in consolidation.

Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the evaluation of other than temporary impairment of securities.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the greater Pittsburgh metropolitan area. Note 2 discusses the types of securities that the Company invests in. Note 3 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other financial institutions.

Securities

The Company classifies securities as either: (1) Securities Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity and which are reported at cost, adjusted for amortization of premium and accretion of discount on a level yield basis; (2) Trading Securities - debt and equity securities bought and held principally for the purpose of selling them in the near term and which are reported at fair value, with unrealized gains and losses included in the current period earnings; or (3) Securities Available for Sale - debt and equity securities not classified as either securities held to maturity or trading securities and which are reported at fair value, with unrealized gains and losses, net of taxes, included as a separate component of accumulated other comprehensive income. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

                                                                     60

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Interest accrual resumes when the loan is no longer 90 or more days past due and the borrower, in management’s opinion, is able to meet payments as they become due.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Foreclosed Real Estate

Foreclosed real estate is comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosure. A loan is classified as in-substance foreclosure when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings take place.

Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. All sales are made without recourse.

Office Premises and Equipment

Office premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Office buildings are depreciated over their estimated useful life of 40 years; furniture, fixtures and equipment are depreciated over their estimated useful lives, which vary between three and ten years; and land improvements are depreciated over their estimated useful life of twenty years.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Goodwill and Intangible Assets

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” for purchased intangible assets and goodwill which is no longer amortized, but tested for impairment on an annual basis. Other acquired intangible assets with finite lives, such as purchased customer accounts, are amortized over their estimated lives. Other intangible assets are amortized using an accelerated method over estimated weighted average useful lives of ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.

There were no changes in the carrying amount of goodwill for the years ended September 30, 2007, 2006, and 2005. Goodwill amounted to $2.65 million at September 30, 2007 and September 30, 2006.

Amortizable intangible assets were composed of the following:

	September 30,
		2007	2006
	Gross Carrying	Accumulated
	Amount	Amortization
	(Dollars in Thousands)
Amortizable intangible assets,
acquisition of deposit accounts	$325	$241	$207

Aggregate amortization expense:
For the year ended September 30, 2007	$34
Estimated amortization expense:
For the year ending September 30, 2008	$28
For the year ending September 30, 2009	22
For the year ending September 30, 2010	17
For the year ending September 30, 2011	11
For the year ending September 30, 2012	5

Other Assets

Financing costs related to the Company’s issuance of subordinated debt were being amortized over the life of the debentures and totaled $10,000, $11,000, and $11,000 for the years ended September 30, 2007, 2006, and 2005, respectively, with the unamortized balance included in other assets. The subordinated debt was redeemed in fiscal 2007 and the remaining unamortized finance costs as of the redemption date of $277,000 were charged to noninterest expense.

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment.

Treasury Stock

The acquisition of treasury stock is recorded under the cost method. At the date of subsequent reissue, the treasury stock is reduced by the cost of such stock on the average cost basis.

Stock Option Plans

Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation was reflected in net income for periods ended prior to October 1, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. However, the Company adopted SFAS No. 123R, “Share-based Payments,” as of October 1, 2005, by using the modified prospective approach, which requires recognizing expense for options granted prior to the adoption date equal to the fair value of the unvested amounts over their remaining vesting period. The portion of these options’ fair value attributable to vested awards prior to the adoption of SFAS 123R is never recognized. For unvested stock-based awards granted before October 1, 2005, the Company will expense the fair value of the awards at the grant date over their vesting period.

                        The following table illustrates the effect on the Company’s reported net income and earnings per share for the year ended September 30, 2005, if the Company had applied the fair value recognition provision of SFAS 123 t o stock-based compensation prior to the adoption date:

			Pro Forma
		Pro Forma	if under
	As Reported	Adjustments	SFAS 123
	(Dollars in Thousands, Except per Share Data)
Income before taxes	$4,876	$(190)	$4,686

Income taxes	1,000	(65)	935
Net Income	$3,876	$(125)	$3,751
Basic earnings per share	$1.32	$(.04)	$1.28
Diluted earnings per share	$1.27	$(.04)	$1.23

Prior to the adoption of SFAS 123R, tax benefits arising from share-based compensation arrangements were classified as operating cash flows in the Consolidated Statement of Cash Flows. However, SFAS 123R amends FASB Statement 95 “Statement of Cash Flows”, and requires excess tax benefits arising from increases in the value of equity instruments issued under share-based payment arrangements to be treated as cash inflows from financing activities.

Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended September 30,
	2007	2006	2005
	(Dollars in Thousands, Except per Share Data)
Basic Earnings per share:
Net income	$3,711	$4,184	$3,876
Weighted average shares outstanding	2,982,886	2,957,702	2,929,358
Earnings per share	$1.24	$1.41	$1.32

Diluted earnings per share:
Net income	$3,711	$4,184	$3,876
Weighted average shares outstanding	2,982,886	2,957,702	2,929,358
Dilutive effect of stock options	64,048	75,423	127,039
Total diluted weighted average shares outstanding	3,046,934	3,033,125	3,056,397
Earnings per share	$1.22	$1.38	$1.27

Options to purchase 2,000 shares of common stock at $19.55 per share, 2,200 shares at $21.05 per share, 30,651 shares at $22.91 per share, 49,011 shares at $21.35 per share, 13,200 shares at $20.93 per share, 39,500 shares at $18.87 per share, and 34,000 shares at $18.64 per share were outstanding during 2007, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly options to purchase 2,000 shares of common stock at $19.55 per share, 2,200 shares at $21.05 per share, 30,651 shares at $22.91 per share, 49,966 shares at $21.35 per share and 13,200 shares at $20.93 per share were outstanding during 2006, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Also, options to purchase 2,200 shares of common stock at $21.05 per share, 32,301 shares at $22.91 per share, 52,301 shares at $21.35 per share, and 13,200 shares at $20.93 per share were outstanding during 2005, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

The only other comprehensive income item that the Company presently has is unrealized gains (losses) on securities available for sale. The components of the change in accumulated other comprehensive income are as follows:

	Years Ended September 30,
	2007	2006	2005
	(In Thousands)
Unrealized holding losses arising during the year	$(105)	$(265)	$(2,630)
Less reclassification adjustment for gains included in net income	(126)	(600)	(566)

Net Unrealized Losses	(231)	(865)	(3,196)

Tax benefit	79	294	1,087

Net of Tax Amount	$(152)	$(571)	$(2,109)

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded on the balance sheet when they become payable by the borrower to the Company.

Segment Reporting

The Company acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business, and government customers. Through its branches, the Company offers a full array of commercial and retail financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Company. As such, discrete financial information is not available and segment reporting would not be meaningful.

Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain average reserve balances, in the form of cash and balances with the Federal Reserve Bank based upon deposit composition. Based on its deposit classifications in fiscal 2007 and fiscal 2006, the Bank’s average reserve requirement at September 30, 2007 was $317,000.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank System and, as a member, maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh (FHLB), at cost, in an amount not less than 1% of its outstanding home loans or 5% of its outstanding notes payable, if any, to the FHLB plus 0.7% of its unused borrowing capacity, whichever is greater. The stock is carried at cost.

Reclassifications

Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform with the 2007 presentation format. These reclassifications had no effect on net income.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of this standard has not impacted the Company’s financial condition or results of operations.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

In September 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Note 2 - Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available for Sale:
U.S. government and agency
obligations	$26,454	$72	$164	$26,362
Municipal obligations	16,414	17	222	16,209
Corporate obligations	12,584	64	137	12,511
Equity securities	4,071	23	348	3,746
Mutual funds	13,324	—	413	12,911
Trust preferred securities	26,481	45	634	25,892
Federal Home Loan Mortgage Corp.
preferred stock	1,408	63	76	1,395
Mortgage-backed securities and
collateralized mortgage obligations	53,968	113	884	53,197

	$154,704	$397	$2,878	$152,223
Securities Held to Maturity:
U.S. government and agency
obligations	$16,985	$—	$161	$16,824
Municipal obligations	21,007	497	36	21,468
Corporate obligations	3,487	5	61	3,431
Mortgaged-backed securities and
collateralized mortgage obligations	33,074	54	841	32,287

	$74,553	$556	$1,099	$74,010

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Securities Available for Sale:
U.S. government and agency
obligations	$23,625	$—	$520	$23,105
Municipal obligations	20,760	105	95	20,770
Corporate obligations	11,107	68	141	11,034
Equity securities	4,037	83	204	3,916
Mutual funds	12,778	63	328	12,513
Trust preferred securities	27,969	238	131	28,076
Federal Home Loan Mortgage Corp.
preferred stock	1,409	42	—	1,451
Mortgage-backed securities and
collateralized mortgage obligations	66,014	61	1,491	64,584

	$167,699	$660	$2,910	$165,449
Securities Held to Maturity:
U.S. government and agency
obligations	$21,984	$4	$494	$21,494
Municipal obligations	22,648	696	28	23,316
Corporate obligations	4,993	24	49	4,968
Mortgaged-backed securities and
collateralized mortgage obligations	36,254	17	1,198	35,073

	$85,879	$741	$1,769	$84,851

The amortized cost and fair value of debt securities at September 30, 2007, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$11,995	$11,934	$5,464	$5,461
Due after one year through five years	16,780	16,544	12,332	12,122
Due after five years through ten years	33,427	32,954	17,314	17,099
Due after ten years	73,699	72,738	39,443	39,328
	$135,901	$134,170	$74,553	$74,010

Gross gains of $193,000, $842,000, and $866,000 and gross losses of $67,000, $290,000, and $257,000 were realized on sales of securities in fiscal 2007, 2006, and 2005, respectively. During fiscal 2006 the Company recognized gains of $5,000 and losses of $53,000 on the sales of securities, which were classified as held-to-maturity. The held-to-maturity sales qualified as maturities for purposes of FAS 115. There were no sales of held-to-maturity securities during fiscal 2007 and 2005. In addition, losses of $43,000 resulting from the writedown of investments in equity securities that are considered other than temporary were realized in fiscal 2005. There were no writedowns of securities during fiscal 2007 and 2006.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2007
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Securities Available for Sale:
U.S. government and
agency obligations	$—	$—	$20,291	$164	$20,291	$164
Municipal obligations	13,475	196	699	26	14,174	222
Corporate obligations	498	3	3,396	134	3,894	137
Equity securities	1,535	82	1,056	266	2,591	348
Mutual funds	—	—	12,911	413	12,911	413
Trust preferred securities	18,283	626	1,244	8	19,527	634
Federal Home Loan
Mortgage Corp.,	843	76	—	—	843	76
preferred stock
Mortgage-backed
securities and
collateralized
mortgage obligations	1,675	16	43,051	868	44,726	884

Securities Held to Maturity:
U.S. government and
agency obligations	1,985	7	14,839	154	16,824	161
Municipal obligations	2,143	16	2,416	20	4,559	36
Corporate obligations	—	—	2,428	61	2,428	61
Mortgage-backed
securities and
collateralized
mortgage obligations	3,035	60	23,522	781	26,557	841

Total Temporarily Impaired
Securities	$43,472	$1,082	$125,853	$2,895	$169,325	$3,977

	September 30, 2006
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Securities Available for Sale:
U.S. government and
agency obligations	$—	$—	$23,105	$520	$23,105	$520
Municipal obligations	4,169	38	8,664	57	12,833	95
Corporate obligations	1,960	30	3,435	111	5,395	141
Equity securities	1,439	31	692	173	2,131	204
Mutual funds	—	—	12,356	328	12,356	328
Trust preferred securities	3,397	73	10,428	58	13,825	131
Mortgage-backed
securities and
collateralized
mortgage obligations	2,920	11	57,004	1,480	59,924	1,491

Securities Held to Maturity:
U.S. government and
agency obligations	—	—	20,492	494	20,492	494
Municipal obligations	569	3	3,324	25	3,893	28
Corporate obligations	1,007	1	1,937	48	2,944	49
Mortgage-backed
securities and
collateralized
mortgage obligations	—	—	33,705	1,198	33,705	1,198

Total Temporarily Impaired
Securities	$15,461	$187	$175,142	$4,492	$190,603	$4,679

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Unrealized losses detailed above relate primarily to U.S. Government agency, mortgage-backed securities and collateralized mortgage obligations. The Company had 129 and 127 securities in an unrealized loss position as of September 30, 2007 and 2006, respectively. In management’s opinion, the decline in fair value is due only to interest rate fluctuations. The Company has the intent and ability to hold such investments until maturity or anticipated market price recovery. None of the individual unrealized losses are significant.

Note 3 - Loans Receivable

Loans receivable, net are summarized as follows:

	September 30,
	2007	2006
	(In Thousands)
First mortgage loans:
Conventional:
1-4 family dwellings	$184,168	$190,040
Multi-family dwellings	239	259
Commercial	79,206	72,171
Construction	75,440	61,399

	339,053	323,869
Less:
Loans in process	(13,752)	(13,369)
	325,301	310,500

Consumer loans:
Home equity	92,557	90,263
Consumer loans	640	440
Other	2,431	2,603

	95,628	93,306

Commercial business loans and leases:
Commercial business loans	40,855	37,930
Commercial leases	98	236

	40,953	38,166

Less allowance for loan losses	(3,027)	(2,917)
Unearned discounts and fees	74	(28)

Loans Receivable, Net	$458,929	$439,027

Commitments to originate loans at September  30, 2007 were approximately as follows:

	Rate	Amount
	(Dollars in Thousands)
First mortgage loans:
Fixed rate	6.375% to 7.250%	$ 3,461
Adjustable rate	6.750% to 8.250%	7,138
Other loans:
Fixed rate	6.690% to 12.875%	695
Adjustable rate	8.250% to 11.250%	668
		$11,962

The Bank conducts its business through thirteen offices located in the greater Pittsburgh metropolitan area. At September 30, 2007, the majority of the Bank’s loan portfolio was secured by properties located in this region. The Bank does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

Note 4 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Years Ended September 30,
	2007	2006	2005
	(In Thousands)
Balance, beginning	$2,917	$2,596	$2,609
Provision for loan losses	575	600	600
Loans charged off	(522)	(326)	(670)
Recoveries	57	47	57
Balance, ending	$3,027	$2,917	$2,596

Non-accrual loans were approximately $8,746,000, $2,685,000, and $2,319,000 at September 30, 2007, 2006 and 2005, respectively. The foregone interest on those loans for the years ended September 30, 2007, 2006, and 2005 was $347,000, $168,000, and $176,000, respectively. The amount of interest income on such loans actually included in income in the years ended September 30, 2007, 2006, and 2005 was $312,000, $55,000, and $18,000, respectively. There are no commitments to lend additional funds to debtors in non-accrual status. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $150,000 and $255,000 at September 30, 2007 and 2006, respectively.

The recorded investment in loans that are considered to be impaired under SFAS No. 114 was $7,771,000 and $2,043,000 at September 30, 2007 and 2006, respectively. Included in the 2007 amount is $284,000 of impaired loans for which the related allowance for credit losses was $50,000 and $7,487,000 of impaired loans for which there is no allowance for credit losses. Included in the 2006 amount is $322,000 of impaired loans for which the related allowance for credit losses was $322,000 and $1,721,000 of impaired loans for which there is no allowance for credit losses. The average recorded investment in impaired loans during the fiscal years ended September 30, 2007, 2006, and 2005 was approximately $3,065,000, $1,702,000, and $2,182,000, respectively. For the fiscal years ended September 30, 2007, 2006, and 2005, the Company recognized interest income on those impaired loans of $384,000, $34,000, and $45,000, respectively, using the cash basis of income recognition.

Management believes that the allowance for losses on loans is reasonable. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments using information available to them at the time of examination.

Note 5 - Office Premises and Equipment

Office premises and equipment are summarized as follows:

	September 30,
	2007	2006
	(In Thousands)
Land	$808	$833
Office buildings	6,269	6,333
Furniture, fixtures, and equipment	2,723	2,835
Leasehold improvements	334	331
	10,134	10,332

Accumulated depreciation and amortization	(4,309)	(4,259)

	$5,825	$6,073

The Bank has operating leases with respect to four branch offices and the Bank’s Loan Center, which expire on various dates through fiscal 2017. Lease expense amounted to $250,000, $275,000, and $237,000 in fiscal years  2007, 2006, and 2005, respectively. Minimum annual lease commitments are approximately as follows (in thousands):

2008	$225
2009	193
2010	150
2011	129
2012	129
Thereafter	439
$1,265

Note 6 - Deposits

Deposit balances are summarized as follows:

		September 30,
	Weighted Average Rates	2007	2006
		(In Thousands)
Demand deposits	Noninterest bearing	$ 36,367	$ 32,927
Savings deposits:
NOW accounts	0.65% in 2007 and 0.64% in 2006	42,338	38,892
Passbooks	1.11% in 2007 and 1.12% in 2006	54,773	60,979
Money market deposit accounts	3.80% in 2007 and 4.29% in 2006	108,724	112,569

		242,202	245,367

Time deposits:
Fixed rate	Less than 1.00%	110	12
	1.00% to 2.99%	1,164	12,514
	3.00% to 4.99%	74,591	125,060
	5.00% to 6.99%	115,471	31,213
	7.00% to 8.99%	17	16

		191,353	168,815

		$433,555	$414,182

The weighted average interest rate for all deposits was 3.24% and 3.31% at September 30, 2007 and 2006, respectively. Time deposits with balances of $100,000 or more totaled $40,236,000 and $34,090,000 at September 30, 2007 and 2006, respectively.

At September 30, 2007, investment securities with a carrying value of $524,000 were pledged as required to secure deposits of public funds.

 The maturities of time deposits at September 30, 2007 are summarized as follows (in thousands):

2008	$102,803
2009	73,807
2010	7,030
2011	4,752
2012	1,860
Thereafter	1,101
$191,353

Interest expense by deposit category is as follows:

	Years Ended September 30,
	2007	2006	2005
	(In Thousands)
NOW accounts	$258	$220	$209
Passbooks	644	788	1,037
Money market deposit accounts	4,594	3,343	622
Time deposits	7,944	6,543	5,842

	$13,440	$10,894	$7,710

Note 7 - Borrowings

FHLB “RepoPlus” advances are short-term borrowings maturing within one day to one year, bear a fixed interest rate, and are subject to prepayment penalty. Although no specific collateral is required to be pledged for these borrowings, “RepoPlus” advances are secured under the blanket collateral pledge agreement. The Bank utilized $50,000,000 of “RepoPlus” advances during fiscal 2007. During fiscal 2006 the Bank utilized “RepoPlus” advances, ranging individually from $690,000 to $134,650,000. The daily average balance during 2007 and 2006 was $4,247,000 and $73,111,000, respectively, and the daily average interest rate was 5.42% and 4.60%, respectively. The maximum amount outstanding at any month-end during 2007 and 2006 was $50,000,000 and $131,520,000, respectively. At September 30, 2007 and 2006, there were no “RepoPlus” advances outstanding.

In fiscal 2006 the Bank established a revolving line of credit with the Federal Home Loan Bank of Pittsburgh, which carries a commitment of $125,000,000 maturing on July 16, 2010. The rate is adjusted daily by the Federal Home Loan Bank, and any borrowings on this line may be repaid at any time without penalty. The daily average balance during 2007 and 2006 was $29,427,000 and $14,546,000, respectively, and the daily average interest rate was 5.33% and 5.35%, respectively. The maximum amount outstanding at any month-end during 2007 and 2006 was $79,719,000 and $73,611,000, respectively. At September 30, 2007 and 2006 the amount outstanding on the line was $22,760,000 at an interest rate of 5.11% and $70,768,000 at an interest rate of 5.30%, respectively.

In fiscal 2007 and 2006 the Bank purchased federal funds (“fed funds”) as a short-term funding source. Fed funds purchased represent unsecured borrowings from other banks and generally mature daily. The daily average balance during 2007 and 2006 was $9,619,000 and $3,329,000, respectively, and the daily average interest rate was 5.28% and 5.11%, respectively. The maximum amount outstanding at any month-end during 2007 and 2006 was $12,000,000 and $7,500,000. At September 30, 2007, there were no fed funds outstanding. At September 30, 2006 the amount outstanding was $7,500,000 at an interest rate of 5.41%.

Also included in short-term borrowings are treasury, tax and loan balances of $858,000 and $357,000 at September 30, 2007 and 2006, respectively.

Long-term debt consisted of the following:

		September 30,
	Interest
	Rate	2007	2006
		(In Thousands)
Fixed Rate Advances Maturing:
August 30, 2007	3.89%	$-	$10,000
October 12, 2007	3.90	10,000	10,000
January 14, 2008	3.79	10,000	10,000
November 17, 2008	4.93	20,000	-
June 23, 2010	3.24	148	198
Convertible Select Advances Maturing:
February 20, 2008	5.48	10,000	10,000
December 18, 2008	5.15	10,000	10,000
January 10, 2010	3.24	739	756
January 21, 2010	3.23	1,588	1,626
February 8, 2010	3.26	1,061	1,086
March 1, 2010	3.24	1,061	1,086
March 17, 2010	6.05	20,000	20,000
March 17, 2010	3.15	850	871
April 21, 2010	3.12	529	542
May 19, 2010	5.39	1,030	1,042
June 23, 2010	3.50	218	223
August 18, 2010	3.39	538	549
August 30, 2010	5.93	10,000	10,000
September 22, 2010	3.42	541	552
September 22, 2010	3.35	321	327
October 20, 2010	3.33	426	434
November 2, 2011	4.40	5,000	5,000

Total Long-Term Debt		$104,050	$94,292

Contractual maturities of long-term debt at September 30, 2007 were as follows (in thousands):

Years ending September 30,:
2008	$30,000
2009	30,000
2010	38,624
2011	426
2012	5,000
$104,050

Under a blanket collateral pledge agreement, the Bank has pledged, as collateral for advances from the FHLB of Pittsburgh, all stock in the Federal Home Loan Bank and certain other qualifying collateral, such as investment securities, mortgage-backed securities and loans, with market values equal to at least 110% of the unpaid amount of outstanding advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at September 30, 2007 was approximately $153,761,000.

FHLB “Convertible Select” advances are long-term borrowings with terms of up to ten years, and which have a fixed rate for the first three months to five years of the term. After the fixed rate term expires, and quarterly thereafter, the FHLB may convert the advance to an adjustable rate advance at their option. If the advance is converted to an adjustable rate advance, the Bank has the option at the conversion date, and quarterly thereafter, to prepay the advance with no prepayment fee.

Note 8 - Subordinated Debt

Subordinated debt was $7,732,000 and $10,310,000 at September 30, 2007 and 2006, respectively. The Floating Rate Preferred Securities are summarized as follows at September 30, 2007 and 2006:

	2007	2006
	(In Thousands)
Floating Rate Preferred Securities due September 26, 2032	$-	$10,000
Floating Rate Preferred Securities due December 15, 2037	7,500	-
	$7,500	$10,000

The Subordinated Debt represents obligations of the wholly-owned statutory business trust subsidiaries (the “Trusts”), which are not consolidated for financial statement purposes. The Trusts were formed with initial capitalization in common stock of $232,000 and $310,000, respectively, and for the exclusive purpose of issuing $7,500,000 and $10,000,000 of Preferred Securities, respectively, and using the total proceeds to acquire Junior Subordinated Debt Securities (“Debt Securities”) issued by the Company. The Debt Securities are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities, and obligations of the Company. The Debt Securities are due concurrently with the Preferred Securities and bear the same rate of interest as the Preferred Securities. The Preferred Securities qualify as Tier 1 capital for regulatory capital purposes.

The $10,000,000 Floating Rate Preferred Securities were callable in whole or in part at par on September 26, 2007 and quarterly thereafter, except in certain circumstances. These Preferred Securities were called at par in whole on September 26, 2007, and unamortized issuance costs of $277,000 at the time of the call were written off and included in other expense.

The $7,500,000 Floating Rate Preferred Securities were issued on September 20, 2007 and are callable in whole or in part at par on December 15, 2012 and quarterly thereafter, except in certain circumstances. These securities mature on December 15, 2037. These securities bear a current interest rate of 7.05% through December 15, 2007, and adjust quarterly at a rate equal to three-month LIBOR plus 1.36%.

Note 9 - Securities Sold Under Agreements to Repurchase

The Bank enters into sales of securities under agreements to repurchase. Such repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities sold under agreements to repurchase are collateralized by various securities that are either held in safekeeping by the FHLB or delivered to the broker/dealer who arranged the transaction. The fair value of such securities exceeds the value of the securities sold under agreements to repurchase.

Securities sold under agreements to repurchase included retail borrowings during fiscal 2007 and 2006. The daily average balance during 2007 and 2006 was $9,339,000 and $7,146,000, respectively, and the daily average interest rate was 4.96% and 4.44%, respectively. The maximum amount outstanding at any month-end during 2007 and 2006 was $12,121,000 and $9,282,000, respectively. At September 30, 2007 retail borrowings outstanding were $10,537,000 at a weighted average interest rate of 4.50%. There were $8,638,000 retail borrowings outstanding at a weighted average interest rate of 4.99% at September 30, 2006.

Securities underlying sales of securities under retail repurchase agreements consisted of investment securities that had an amortized cost of $13,390,000 and a fair value of $13,384,000 at September 30, 2007.

During fiscal 2006, the Bank began using structured repurchase agreements to replace various FHLB borrowings. The Bank has eight separate repurchase agreements with PNC Bank, N.A. (“PNC”) and Citigroup Global Markets, Inc. (“CGMI”). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty, which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations and mortgage-backed securities, which continue to be carried as assets of the Bank, and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Each of the agreements provide an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. The Bank also has one fixed rate agreement that does not convert. The counterparty has the option of terminating the repurchase agreement at the reset date and quarterly thereafter. The counterparty may also terminate the repurchase agreement upon certain events of default including the Bank’s failure to maintain well capitalized status. Upon termination, the Bank would be required to repurchase the securities. During fiscal year 2007, the Bank used PNC to borrow $55,000,000, with a weighted average maturity of 4.60 years, and during fiscal 2006 borrowed $35,000,000, with a weighted average maturity of 4.45 years. During fiscal years 2007 and 2006 the Bank used CGMI to borrow $40,000,000, with a weighted average maturity of 5.63 years, and borrowed $40,000,000, with a weighted average maturity of 5.39 years, respectively. Securities underlying sales of securities under structured repurchase agreements consisted of investment securities that had an amortized cost of $107,566,000 and $87,843,000 and a fair value of $106,400,000 and $85,754,000 at September 30, 2007 and 2006, respectively. The Bank’s structured repurchase agreements are summarized as follows at September 30, 2007 and 2006:

	Interest	Interest
	Rate	Rate
	2007	2006	2007	2006
	(Dollars In Thousands)
Floating to fixed rate:
June 20, 2007	—%	4.64%	$—	$15,000
Feburaury 16, 2011	4.73	4.42	10,000	10,000
May 12, 2011	4.95	4.40	10,000	10,000
May 18, 2011	4.97	4.41	10,000	10,000
March 2, 2012	4.58	—	10,000	—
Fixed to floating rate:
July 24, 2013	4.44	4.65	15,000	15,000
September 13, 2013	3.80	3.98	15,000	15,000
August 8, 2014	3.40	—	15,000	—
Fixed rate:
August 31, 2012	4.44	—	10,000	—
Total Structured
Repurchase Agreements			$95,000	$75,000

Note 10 - Financial Instruments with Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contractual amount of the Bank’s financial instrument commitments is as follows:

	September 30,
	2007	2006
	(In Thousands)
Commitments to grant loans	$11,962	$7,443
Unfunded commitments under lines of credit	51,947	43,416
Financial and performance standby letters of credit	651	218

The Bank’s customers have available lines of credit as follows: consumer, both secured and unsecured, and commercial, generally secured. The amount available at September 30, 2007 and 2006 was $23,930,000 and $21,508,000, respectively, for consumer lines of credit and $28,017,000 and $21,908,000, respectively, for commercial lines of credit. The interest rate for the consumer lines of credit range from 5.89% to 12.25%, the majority of which is at variable rates. The interest rates for the commercial lines of credit are generally variable and based on prevailing market conditions at the time of funding. The Bank’s customers also have available letters of credit. The amount available under these letters of credit at September 30, 2007 and 2006 was $651,000 and $218,000, respectively. The interest rates are generally variable and based on prevailing market conditions at the time of funding.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of September 30, 2007 and 2006 for guarantees under standby letters of credit issued is not material.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. The collateral consists primarily of residential real estate and personal property.

The Company does not have any off-balance sheet risk at September 30, 2007, except for the commitments referenced above.

Note 11 - Income Taxes

The provision for income taxes in the consolidated statements of income consists of the following:

	Years Ended September 30,
	2007	2006	2005
	(In Thousands)
Current:
Federal	$510	$767	$933
State	-	-	30
	510	767	963
Deferred, federal	404	73	37
	$914	$840	$1,000

The differences between the expected and actual tax provision expressed as percentages of income before tax are as follows:

	Years Ended September 30,
	2007	2006	2005
Expected federal tax rate	34.0%	34.0%	34.0%
Tax—exempt interest	(10.8)	(12.4)	(11.4)
State income tax, net of federal tax benefit	—	—	.1
Other items, net	(3.1)	(3.8)	(2.2)
Actual Tax Rate	20.1%	17.8%	20.5%

Deferred income taxes consisted of the following components:

	September 30,
	2007	2006
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,029	$995
Unrealized losses on securities available for sale	843	765
Office premises and equipment	53	332
Deferred compensation	437	414
Long-term debt-purchase accounting adjustments	173	241
Federal net operating loss carryforwards	66	91
State net operating loss carryforwards	488	442
AMT credit carryforward	90	154
Other	114	152
	3,293	3,586
Valuation allowance on deferred tax assets	(488)	(442)
Gross deferred tax assets	2,805	3,144

Deferred tax liabilities:
Loans-purchase accounting adjustments	28	34
Intangible assets	28	35
Gross deferred tax liabilities	56	69

Net deferred tax asset	$2,749	$3,075

Net operating loss carryforwards in the amount of $73,000, obtained from acquisitions, were utilized in fiscal 2007, 2006, and 2005. The federal net operating loss carryforward of $194,000 is available to offset future taxable income through 2022. The Corporation has AMT credit carryforward of $90,000 as of September 30, 2007 available to be utilized in future years. As of September 30, 2007, the Company has state net operating loss carryforwards of $7,400,000 that expire through 2017. Management does not believe that these state net operating loss carryforwards will be utilized prior to their expiration, and as such, a valuation allowance has been provided for them.

Tax basis bad debt reserves established after 1987 are treated as temporary differences on which deferred income taxes have been provided. Deferred taxes are not required to be provided on tax bad debt reserves recorded in 1987 and prior years (base year bad debt reserves). Approximately $3,404,000 of the balance in retained earnings at September 30, 2007, represent base year bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount. Should amounts previously claimed as a bad debt deduction be used for any purpose other than to absorb bad debts (which is not anticipated), tax liabilities will be incurred at the rate then in effect.

Note 12 - Stockholders’ Equity

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Federal Reserve Board (FRB) measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders’ equity (not inclusive of net unrealized gains and losses on available for sale debt securities and net unrealized gains on available for sale equity securities) and perpetual preferred stock, less goodwill and other nonqualifying intangible assets (Tier 1 capital). The remainder (i.e., the Tier 2 risk-based capital) may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At September 30, 2007, the Company had Tier I capital as a percentage of risk-weighted assets of 10.9% and total risk-based capital as a percentage of risk-weighted assets of 11.6%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the Leverage Ratio) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. The minimum leverage ratio for all other bank holding companies is 4%. At September 30, 2007, the Company had a leverage ratio of 7.2%.

The following table sets forth certain information concerning the Bank’s regulatory capital at September 30, 2007 and 2006:

								To be Well Capitalized
								Under Prompt
			For Capital Adequacy					Corrective Action
	Actual		Purposes					Provisions
	Amount	Ratio	Amount			Ratio		Amount			Ratio
	(Dollars in Thousands)
As of September 30, 2007:
Total capital (to risk-weighted assets)	$49,880	10.6%	$	>	37,826	>	8.0%	$	>	47,282	>	10.0%
Tier 1 capital (to risk-weighted assets)	46,852	9.9		>	18,913	>	4.0		>	28,369	>	6.0
Tier 1 capital (to average assets)	46,852	6.5		>	28,747	>	4.0		>	35,934	>	5.0

As of September 30, 2006:
Total capital (to risk-weighted assets)	$48,056	10.2%	$	>	37,556	>	8.0%	$	>	46,945	>	10.0%
Tier 1 capital (to risk-weighted assets)	45,139	9.6		>	18,778	>	4.0		>	28,167	>	6.0
Tier 1 capital (to average assets)	45,139	6.3		>	28,841	>	4.0		>	36,051	>	5.0

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At September 30, 2007, the Bank’s retained earnings available for the payment of dividends was $2.6 million. Accordingly, $45.9 million of the Company’s equity in the net assets of the Bank was restricted at September 30, 2007. Funds available for loans or advances by the Bank to the Company amounted to $5.0 million. Any such borrowing must be on terms that would be available to unaffiliated parties and must be fully collateralized in accordance with FRB regulations. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Note 13 - Stock Option Plans

On September 30, 2007, the Company has six share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $93,000 and $66,000 in fiscal 2007 and 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $32,000 and $22,000 for fiscal 2007 and 2006.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and shares to its employees and non-employee directors for up to 165,000 shares of common stock. Option awards are generally granted with an exercise price equal to the market value of the common stock on the date of grant, the options generally vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. At September 30, 2007, there were 74,100 share options or share rewards, which remain available to grant. No share awards have been made under the Plan.

The Company also maintains the 1997 Employee Stock Compensation Program, which was shareholder approved. At September 30, 2007, no remaining options are available for grant under this program. Option awards under this program were granted with an exercise price equal to the market value of the common stock on the date of grant, had vesting periods of from zero to two years, and had contractual terms of from seven to ten years. Option awards under this program provided for accelerated vesting if there is a change in control, as defined in the program.

The Company also maintains the 1998 Stock Compensation Program, the 2000 Stock Compensation Plan, the 2001 Stock Compensation Plan and the 2002 Stock Compensation Plan, which provided for the grant of stock options to non-employee directors. At September 30, 2007, no remaining options are available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, were exercisable immediately, and had contractual terms of ten years.

The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee and director terminations within the model, as well as the expected term of options granted, which represents the period of time that options granted are expected to be outstanding. Separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes. Ranges given below result from certain groups of employees and directors exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2007	2006	2005
Expected volatility	22%	22% - 23%	19%
Weighted-average volatility	22%	22%	19%
Expected dividends	3.8%	3.6% - 3.8%	2.4% - 2.8%
Expected term (in years)	5.5	5.5	5.0 – 6.0
Risk-free rate	4.5%	4.2% - 4.5%	3.6% - 4.3%

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	389,342	$14.89
Granted	34,000	18.64
Exercised	(28,390)	10.56
Forfeited	(1,352)	19.27
Outstanding at September 30, 2007	393,600	$15.51	4.5	$841,333
Exercisable at September 30, 2007	326,799	$14.81	4.2	$841,333

The weighted-average grant-date fair value of options granted during the fiscal years 2007, 2006, and 2005 was $3.31, $3.35, and $3.98, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2007, 2006, and 2005, was $272,000, $275,000, and $621,000, respectively.

A summary of the status of non-vested shares as of September 30, 2007, and changes during the year ended September 30, 2007 is presented below:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2006	51,767	$3.37
Granted	34,000	3.31
Vested	(18,966)	3.45
Forfeited	—	—
Non-vested at September 30, 2007	66,801	$3.36

As of September 30, 2007, there was $149,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of shares vested during the years ended September 2007, 2006, and 2005, was $65,000, $53,000, and $202,000, respectively.

Cash received from options exercised under all share-based payment arrangements for the fiscal years ended September 30, 2007, 2006, and 2005 was $301,000, $264,000 and $562,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $14,000, $43,000, and $160,000 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

The Company has a policy of issuing shares from authorized but unissued shares to satisfy share option exercises.

Note 14 - Employee Benefit Plans

Deferred Compensation - Post-Retirement Benefits

During 1998, the Bank established a non-qualified Salary Continuation Plan covering certain officers of the Bank. The Plan is unfunded and provides benefits to participants based upon amounts stipulated in the Plan agreements for a period of 15 years from normal retirement, as defined in the respective Plan agreements. Participants vest in benefits based upon years of service from Plan initiation to normal retirement age. Expense is being accrued based on the present value of future benefits in which the participant is expected to be vested. Expense recognized under the Plan for 2007, 2006, and 2005 was approximately $146,000, $180,000, and $146,000, respectively. The accrued liability under the Plan at September 30, 2007 and 2006 was approximately $1,285,000 and $1,218,000, respectively.

The Bank has entered into life insurance policies designed to offset the Bank’s contractual obligation to pay preretirement death benefits and to recover the cost of providing benefits. Participants in the Plan are the insured under the policy, and the Bank is the owner and beneficiary.

Group Term Replacement Plan

The Bank has purchased life insurance policies on the lives of certain officers of the Bank. By way of separate split dollar agreements, the policy interest is divided between the Bank and the officer. The Bank owns the policy cash surrender value, including accumulated policy earnings, and the policy death benefits over and above the cash surrender value are endorsed to the employee and beneficiary. Death benefit payments are the obligation of the insurance company. The Bank has no benefit obligation to the officer. Income recognized in 2007, 2006 and 2005 as a result of increased cash surrender value was approximately $212,000, $196,000, and $198,000, respectively.

Employee Stock Ownership Plan

The Bank maintains a non-contributory, tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of officers and employees who have met certain eligibility requirements related to age and length of service. Each year, the Bank makes a discretionary contribution to the ESOP in cash, Company common stock or a combination of cash and Company stock. Amounts charged to compensation expense were $280,000, $251,000, and $289,000 in 2007, 2006 and 2005, respectively.

Note 15 - Selected Quarterly Financial Data (Unaudited)

	Three Month Periods Ended
	December 31	March 31	June 30	September 30
	(Dollars in Thousands, Except per Share Data)
Fiscal 2007
Interest income	$10,173	$10,169	$10,133	$10,188
Interest expense	6,723	6,568	6,531	6,572

Net interest income	3,450	3,601	3,602	3,616

Provision for loan losses	175	150	100	150
Other income	866	835	897	904
Other expenses	3,105	3,087	3,035	3,433

Income before income taxes and extraordinary gain	1,036	1,199	1,364	937
Provision for income taxes	204	240	314	156

Income from continuing operations	832	959	1,050	781

Income from extraordinary gain, net of taxes	—	89	—	—

Net income	$832	$1,048	$1,050	$781

Earnings per share:
Basic:
Income from continuing operations	$0.28	$0.32	$0.35	$0.26
Income from extraordinary gain, net of taxes	—	0.03	—	—
Net income	$0.28	$0.35	$0.35	$0.26

Diluted:
Income from continuing operations	$0.27	$0.31	$0.34	$0.27
Income from extraordinary gain, net of taxes	—	0.03	—	—
Net income	$0.27	$0.34	$0.34	$0.27

	Three Month Periods Ended
	December 31	March 31	June 30	September 30
	(Dollars in Thousands, Except per Share Data)

Fiscal 2006
Interest income	$8,664	$9,139	$9,567	$10,003
Interest expense	5,354	5,736	6,171	6,553

Net interest income	3,310	3,403	3,396	3,450

Provision for loan losses	125	—	125	350
Other income	942	903	931	1,057
Other expenses	2,906	3,140	2,999	3,041

Income before income taxes and extraordinary gain	1,221	1,166	1,203	1,116
Provision for income taxes	257	181	234	168

Income from continuing operations	964	985	969	948

Income from extraordinary gain, net of taxes	—	—	—	318

Net income	$964	$985	$969	$1,266

Earnings per share:
Basic:
Income from continuing operations	$0.32	$0.33	$0.33	$0.32
Income from extraordinary gain, net of taxes	—	—	—	0.11
Net income	$0.32	$0.33	$0.33	$0.43

Diluted:
Income from continuing operations	$0.32	$0.32	$0.32	$0.32
Income from extraordinary gain, net of taxes	—	—	—	0.10
Net income	$0.32	$0.32	$0.32	$0.42

Note 16 - Fair Value of Financial Instruments

FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments” (FAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash and Due From Banks

The carrying amounts reported approximate those assets’ fair value.

Interest bearing demand deposits with other institutions

The carrying amounts reported approximate those assets’ fair value.

Securities

Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Loans Receivable

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans receivable were estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. Loans with significant collectibility concerns were fair valued on a loan-by-loan basis utilizing a discounted cash flow method or the fair market value of the underlying collateral.

Restricted Investments in Bank Stock

The carrying amounts reported approximate those assets’ fair value.

Accrued Interest Receivable and Payable

                 The carrying amount of accrued interest receivable and payable approximate their fair value.

Deposit Liabilities

The fair values disclosed for demand deposits (e.g., interest bearing and noninterest bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings

The carrying amounts for short-term borrowings approximate the estimated fair value of such liabilities.

Securities Sold Under Agreements to Repurchase

The fair values for securities sold under agreement to repurchase were estimated using the interest rate currently available from the party that holds the existing debt.

Subordinated Debt

Fair values for subordinated debt are estimated using a discounted cash flow calculation similar to that used in valuing fixed rate certificate of deposit liabilities.

Long-Term Debt

The fair values for long-term debt were estimated using the interest rate currently available from the party that holds the existing debt.

Off-Balance Sheet Instruments

Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	September 30,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$10,848	$10,848	$8,480	$8,480
Interest bearing demand deposits with other institutions	228	228	187	187
Securities available for sale	152,223	152,223	165,449	165,449
Securities held to maturity	74,553	74,010	85,879	84,851
Loans receivable, net (including loans held for sale)	459,098	454,170	439,067	426,394
Federal Home Loan Bank stock	7,102	7,102	9,132	9,132
Accrued interest receivable	3,639	3,639	3,359	3,359

Financial liabilities:
Deposits	433,555	435,289	414,182	412,399
Short-term borrowings	23,618	23,618	78,625	78,625
Securities sold under agreements to repurchase	105,537	105,340	83,638	83,220
Subordinated Debt	7,732	7,732	10,310	10,310
Accrued interest payable	1,184	1,184	996	996
Long-term debt	104,050	104,090	94,292	94,634

Off-balance sheet financial instruments:
Standby letters of credit	—	—	—	—
Commitments to extend credit	—	—	—	—

Note 17 - Fidelity Bancorp, Inc. Financial Information (Parent Company Only)

Following are condensed financial statements for the parent company:

Condensed Statements of Financial Condition

	September 30,
	2007	2006
	(In Thousands)
Assets
Cash	$489	$2,592
Investment in subsidiary bank	48,467	46,623
Investment in unconsolidated subsidiary trust	232	310
Securities available for sale	4,130	4,289
Other assets	901	710

Total Assets	$54,219	$54,524

Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$7,732	$10,310
Other liabilities	17	19

Total Liabilities	7,749	10,329

Total Stockholders’ Equity	46,470	44,195

Total Liabilities and Stockholders’ Equity	$54,219	$54,524

Condensed Statements of Income

	Years Ended September 30,
	2007	2006	2005
	(In Thousands)
Dividends from subsidiary	$2,528	$2,239	$8,911
Interest income	246	248	241
Interest expense	(930)	(863)	(659)
Other income	207	788	572
Early extinguishment of debt	(277)	—	—
Other expense	(221)	(195)	(108)

Income Before Equity in Undistributed Net Income of Subsidiary and Income Taxes	1,553	2,217	8,957

Income tax benefit	366	35	17
Equity in(excess of) undistributed net income of subsidiary	1,792	1,932	(5,098)

Net Income	$3,711	$4,184	$3,876

 Condensed Statements of Cash Flows

	Year Ended September 30,
	2007	2006	2005
	(In Thousands)
Cash Flows from Operating Activities
Net income	$3,711	$4,184	$3,876
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in) excess of undistributed earnings of subsidiary	(1,792)	(1,932)	5,098
Gain on sale of securities available for sale	(82)	(668)	—
Tax benefit realized on stock-based compensation	—	—	160
Decrease (increase) in interest receivable	7	(5)	(14)
Increase (decrease) in payable to subsidiary	—	8	(5,867)
Debt issuance charge upon redemption	277	—	—
Other changes, net	(280)	7	61

Net Cash Provided by Operating Activities	1,841	1,594	3,314

Cash Flows from Investment Activities
Purchase of securities available for sale	(768)	(1,183)	(1,801)
Sale of securities available for sale	176	2,118	527
Maturities and principal repayments of securities available for sale	525	—	1,064
Investment in unconsolidated subsidiary trust	(232)	—	—
Liquidation of unconsolidated subsidiary trust	310	—	—

Net Cash Provided by (Used in) Investing Activities	11	935	(210)

Cash Flows from Financing Activities
Proceeds from issuance of subordinated debt	7,732	-	-
Redemption of subordinated debt	(10,310)	-	-
Stock options exercised	301	264	562
Excess tax benefit realized on stock-based compensation	14	43	-
Sale of stock through Dividend Reinvestment Plan	157	151	153
Dividends paid	(1,672)	(1,594)	(1,405)
Acquisition of treasury stock	(177)	(397)	(1,265)

Net Cash Used in Financing Activities	(3,955)	(1,533)	(1,955)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,103)	996	1,149

Cash and Cash Equivalents - Beginning	2,592	1,596	447

Cash and Cash Equivalents - Ending	$489	$2,592	$1,596

Note 18 - Contingent Liabilities

The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, after consultation with legal counsel, the resolution of these claims will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note 19 – Extraordinary Gain

During the fourth quarter of fiscal 2006, the Bank recorded an extraordinary gain of $481,000, before taxes of $163,000, related to insurance proceeds received from the destructive fire that devastated the Bank’s Carnegie Branch location in October 2005. During the second quarter of fiscal 2007, the Bank received additional insurance proceeds of $135,000, and recorded an extraordinary gain of $89,000, net of taxes. The insurance claim has been settled and no additional proceeds are expected to be recovered.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I -- Election of Directors”, and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company’s Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information contained under the sections captioned “Compensation Discussion and Analysis” – “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Section captioned “Principal Holders of Our Common Stock” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I -- Election of Directors” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
Employee Stock Compensation Programs and Directors Stock Option Plan	309,957	$16.07	74,100

Equity compensation plans not approved by security holders
Directors Stock Compensation Program/Plans(1)	86,643	13.45	--
TOTAL	393,600	$15.51	74,100

(1)

Pursuant to the 2002 Stock Compensation Plan and 2001 Stock Compensation Plan, shares were reserved for issuance pursuant to options granted to eligible persons. The plans provided for automatic grants of options to directors on December 31 of each year in specified amounts. No additional options may be granted under these plans.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the sections captioned “ Related Party Transactions” and “Corporate Governance” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The financial statements are set forth under Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference herein:

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws
4.1	Common Stock Certificate (1)
4.2	Rights Agreement, dated as of March 31, 2003, by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
4.3	Amendment No. 1 to Rights Agreement (4)
4.4*	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company
4.5*

Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators

4.6*	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company
10.1**	Employee Stock Ownership Plan, as amended (1)
10.2**	1988 Employee Stock Compensation Program (1)
10.3**	1993 Employee Stock Compensation Program (5)
10.4**	1997 Employee Stock Compensation Program (6)
10.5**	1993 Directors’ Stock Option Plan (5)
10.6**	1998 Group Term Replacement Plan (7)
10.7**	1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (7)
10.8**	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)
10.9**	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)
10.10**	Salary Continuation Agreement with Lisa L. Griffith (2)

10.11**	1998 Stock Compensation Plan (8)
10.12**	2000 Stock Compensation Plan (9)
10.13**	2001 Stock Compensation Plan (10)
10.14**	2002 Stock Compensation Plan (11)
10.15**	2005 Stock-Based Incentive Plan(12)
10.16**	Form of Directors Indemnification Agreement (13)
10.17**	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer
10.18**	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney
10.19**	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith
10.20**	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco.
10.21**	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee.
14	Code of Ethics (2)
20.1	Dividend Reinvestment Plan (14)
21	Subsidiaries
23.1	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification
*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Management contract or compensatory plan or arrangement.
(1)

Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).

(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed March 31, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(5)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 filed with the SEC on February 14, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

		By:	/s/Richard G. Spencer
Date:	December 28, 2007		Richard G. Spencer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

By:	/s/William L. Windisch	By:	/s/Richard G. Spencer
	William L. Windisch		Richard G. Spencer
	Chairman of the Board and Director		President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 28, 2007	Date:	December 28, 2007

By:	/s/J. Robert Gales	By:	/s/Robert F. Kastelic
	J. Robert Gales		Robert F. Kastelic
	Director		Director

Date:	December 28, 2007	Date:	December 28, 2007

By:	/s/Oliver D. Keefer	By:	/s/Charles E. Nettrour
	Oliver D. Keefer		Charles E. Nettrour
	Director		Director

Date:	December 28, 2007	Date:	December 28, 2007

By:	/s/Joanne Ross Wilder	By:	/s/Donald J. Huber
	Joanne Ross Wilder		Donald J. Huber
	Director		Director

Date:	December 28, 2007	Date:	December 28, 2007

By:	/s/Christopher S. Green	By:	/s/Lisa L. Griffith
	Christopher S. Green		Lisa L. Griffith
	Director		Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	December 28, 2007	Date:	December 28, 2007