Form 10-Q
period 2007-12-31
FIDELITY BANCORP INC
filed 2008-02-13
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	0-22288

Fidelity Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1705405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1009 Perry Highway, Pittsburgh, Pennsylvania 15237
(Address of principal executive offices)

412-367-3300
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:      ☐ Yes     ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,019,649 shares, par value $0.01, at January 31, 2008

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	December 31,	September 30,
Assets	2007	2007
Cash and due from banks	$8,098	$10,848
Interest-bearing demand deposits with other institutions	332	228
Cash and Cash Equivalents	8,430	11,076

Securities available-for-sale	153,743	152,223
(amortized cost of $156,677 and $154,704)
Securities held-to-maturity	68,983	74,553
(fair value of $69,078 and $74,010)
Loans held for sale	216	169
Loans receivable, net of allowance of $3,142 and $3,027	463,839	458,929
Foreclosed real estate, net	25	52
Federal Home Loan Bank stock, at cost	7,466	7,102
Office premises and equipment, net	5,743	5,825
Accrued interest receivable	3,694	3,639
Cash surrender value of life insurance	5,964	5,907
Other assets	6,740	7,102
Total Assets	$724,843	$726,577

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$34,144	$36,367
Interest bearing	387,206	397,188
Total Deposits	421,350	433,555

Short-term borrowings	34,041	23,618
Subordinated debt	7,732	7,732
Securities sold under agreement to repurchase	104,588	105,537
Advance payments by borrowers for taxes and insurance	3,071	1,451
Long-term debt	103,988	104,050
Other liabilities	3,125	4,164
Total Liabilities	677,895	680,107

Stockholders’ equity:
Preferred stock, $0.01 par value per share,
5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share,
10,000,000 shares authorized; 3,629,846
and 3,606,722 shares issued, respectively	36	36
Paid-in capital	45,673	45,338
Retained earnings	13,557	13,115
Accumulated other comprehensive loss, net of tax	(1,936)	(1,637)
Treasury stock, at cost – 619,129 shares	(10,382)	(10,382)
Total Stockholders’ Equity	46,948	46,470
Total Liabilities and Stockholders’ Equity	$724,843	$726,577

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006
Interest income:
Loans	$7,329	$7,021
Mortgage-backed securities	940	1,090
Investment securities – taxable	1,513	1,571
Investment securities – tax-exempt	410	483
Other	5	8
Total interest income	10,197	10,173

Interest expense:
Deposits	3,379	3,199
Short-term borrowings	454	1,033
Subordinated debt	137	234
Securities sold under agreement to repurchase	1,155	960
Long-term debt	1,271	1,297
Total interest expense	6,396	6,723

Net interest income	3,801	3,450

Provision for loan losses	180	175

Net interest income after provision for loan losses	3,621	3,275

Other income:
Loan service charges and fees	114	82
Realized gain on sales of securities, net	-	72
Impairment charge on securities	(322)	-
Gain on sales of loans	12	15
Deposit service charges and fees	398	322
ATM fees	179	143
Non-insured investment products	72	104
Other	126	128
Total other income	579	866

Operating expenses:
Compensation and benefits	1,945	2,032
Office occupancy and equipment expense	233	279
Depreciation and amortization	148	163
Loss on sales of foreclosed real estate	5	43
Foreclosed real estate expense	21	3
Amortization of intangible assets	8	10
Advertizing	100	92
Professional fees	127	67
Service bureau expense	68	8
Other	431	408
Total operating expenses	3,086	3,105

Income before Provision for Income Taxes	1,114	1,036
Provision for Income Taxes	253	204
Net Income	$861	$832
Basic earnings per common share	$0.29	$0.28
Diluted earnings per common share	$0.28	$0.27
Dividends per common share	$0.14	$0.14

 See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Total
Balance at September 30, 2006	$35	$44,774	$(10,205)	$11,076	$(1,485)	$44,195
Comprehensive income:
Net income				832		832
Other comprehensive income,
net of tax of $116					225	225
Reclassification adjustment,
net of tax of ($24)					(48)	(48)
Total comprehensive income						1,009

Stock-based compensation expense		16				16
Stock options exercised, including tax
benefit of $14		179				179
Cash dividends declared				(416)		(416)
Sale of stock through Dividend
Reinvestment Plan	1	38				39

Balance at December 31, 2006	$36	$45,007	$(10,205)	$11,492	$(1,308)	$45,022

Balance at September 30, 2007	$36	$45,338	$(10,382)	$13,115	$(1,637)	$46,470
Comprehensive income:
Net income				861		861
Other comprehensive loss,
net of tax of ($263)					(511)	(511)
Reclassification adjustment,
net of tax of $110					212	212
Total comprehensive income						562

Stock-based compensation expense		26				26
Stock options exercised, including tax
benefit of $4		271				271
Cash dividends declared				(419)		(419)
Sale of stock through Dividend
Reinvestment Plan		38				38

Balance at December 31, 2007	$36	$45,673	$(10,382)	$13,557	$(1,936)	$46,948

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2007	2006
Operating Activities:
Net income	$861	$832
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	180	175
Loss on foreclosed real estate	5	43
Provision for depreciation and amortization	148	163
Deferred loan fee amortization	(10)	(27)
Amortization of investment and mortgage-backed securities
discounts/premiums, net	47	67
Amortization of intangibles	8	10
Net realized gains on sales of investments	-	(72)
Impairment charge on securities	322	-
Loans originated for sale	(1,392)	(1,927)
Sales of loans held for sale	1,357	1,533
Net gains on sales of loans	(12)	(15)
Earnings on cash surrender value of life insurance policies	(57)	(51)
Increase in interest receivable	(55)	(241)
(Decrease) increase in interest payable	(76)	309
Decrease in accrued taxes	(121)	(145)
Noncash compensation expense related to stock benefit plans	26	16
Contribution to ESOP	(177)	(247)
Changes in other assets	331	382
Changes in other liabilities	(664)	(576)

Net cash provided by operating activities	721	229

Investing Activities:
Proceeds from sales of securities available-for-sale	-	434
Proceeds from maturities and principal repayments of
securities available-for-sale	12,066	4,196
Purchases of securities available-for-sale	(14,251)	(1,656)
Proceeds from maturities and principal repayments of
securities held-to-maturity	5,589	3,296
Net increase in loans	(5,105)	(11,668)
Proceeds from sales of foreclosed real estate	47	71
Additions to office premises and equipment	(66)	(69)
Net purchases of FHLB stock	(364)	(24)

Net cash used in investing activities	(2,084)	(5,420)

Continued on page 7.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)(Cont’d.)

(in thousands)

	Three Months Ended December 31,
	2007	2006
Financing Activities:
Net decrease in deposits	$(12,205)	$(1,153)
Net (decrease) increase in retail repurchase agreements	(949)	1,759
Net increase (decrease) in short-term borrowings	10,423	(14,282)
Increase in advance payments by borrowers for taxes and insurance	1,620	1,529
Proceeds from long-term debt	10,000	20,000
Repayments of long-term debt	(10,062)	(58)
Cash dividends paid	(419)	(416)
Stock options exercised	267	165
Excess tax benefit realized on stock-based compensation	4	14
Proceeds from sale of stock through Dividend Reinvestment Plan	38	39

Net cash (used in) provided by financing activities	(1,283)	7,597

Net (decrease) increase in cash and cash equivalents	(2,646)	2,406

Cash and cash equivalents at beginning of period	11,076	8,667

Cash and cash equivalents at end of period	$8,430	$11,073

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowings	$6,472	$6,416
Income taxes	$-	$330

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$25	$5

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

December 31, 2007

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2007. The results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008 or any future interim period.

Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation format. These reclassifications had no effect on net income.

(3) New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company on October 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued proposed FSP 157-b, Effective Date of FASB Statement No.  157, that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s consolidated financial position or results of operations.

FASB statement No. 141(R), Business Combinations, was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on the Company’s financial statements in future periods.

FASB statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.  109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted these standards during the current quarter ending December 31, 2007 and it was determined that the unrecognized tax benefit associated with its uncertain tax positions is not material to the Company’s consolidated financial statements.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is currently assessing the impact of EITF 06-4 on its consolidated financial position and results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements, (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

(4) Stock Based Compensation

As of December 31, 2007, the Company had six share-based compensation plans, which are described below.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at December 31, 2007, the Company awarded 5,100 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $66,600. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of December 31, 2007, 56,375 share awards remain unawarded under the Plan, of which a maximum of 49,900 may be restricted stock awards.

The Company also maintains the 1997 Employee Stock Compensation Program, which was shareholder approved. At December 31, 2007, no remaining options were available for grant under this program. Option awards under this program were granted with an exercise price equal to the market value of the common stock on the date of grant, had vesting periods from zero to two years, and had contractual terms from seven to ten years. Option awards under this program provide for accelerated vesting if there is a change in control, as defined in the Program.

The Company also maintains the 1998 Stock Compensation Program, the 2000 Stock Compensation Plan, the 2001 Stock Compensation Plan, and the 2002 Stock Compensation Plan, which provided for the grant of stock options to non-employee directors. At December 31, 2007, no remaining options were available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, were exercisable immediately, and had contractual terms of ten years.

Stock option transactions for the three months ended December 31, 2007 were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	393,600	$15.51
Granted	12,625	13.06
Exercised	(20,574)	12.98
Forfeited	(3,923)	14.54
Outstanding as of December 31, 2007	381,728	$15.58	$397,677	4.6
Exercisable as of December 31, 2007	302,969	$14.95	$397,677	4.3

The fair value of options granted for the three month periods ended December 31, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2007	2006

Dividend yield	4.94%	3.81%
Expected life	5.5 years	5.5 years
Expected volatility	20.92%	22.02%
Risk-free interest rate	3.58%	4.50%
Weighted average fair value of options granted	$1.64	$3.31

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $0 for the three months ended December 31, 2007 and 2006. The following table summarizes restricted stock awards for the three months ended December 31, 2007:

Number of shares awarded	5,100
Market price of stock on date of grant	$13.06

(5) Earnings Per Share

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

	Three Months Ended December 31,
	2007	2006
Numerator:
Net Income	$861	$832
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	2,998	2,970
Effect of dilutive securities:
Employee stock options	28	73
Denominator for diluted earnings per share – weighted average
Shares and assumed conversions	3,026	3,043
Basic earnings per share	$0.29	$0.28
Diluted earnings per share	$0.28	$0.27

(6) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):

	December 31,	September 30,
	2007	2007
First mortgage loans:
Conventional:
1-4 family dwellings	$182,839	$184,168
Multi-family dwellings	234	239
Commercial	80,651	79,206
Construction:
Residential	53,627	51,077
Commercial	31,333	24,363
	348,684	339,053

Less: Loans in process	(18,453)	(13,752)
	330,231	325,301
Consumer loans:
Home equity	92,414	92,557
Consumer loans	1,003	640
Other	2,279	2,431
	95,696	95,628

Commercial business loans and leases:
Commercial business loans	40,899	40,855
Commercial leases	81	98
	40,980	40,953

Less: Allowance for loan losses	(3,142)	(3,027)

Unearned discounts and fees	74	74
Loans receivable, net	$463,839	$458,929

(7) Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended December 31, 2007, fiscal year ended September 30, 2007, and for the three months ended December 31, 2006 are as follows (dollar amounts in thousands):

	Three Months Ended December 31, 2007	Year Ended September 30, 2007	Three Months Ended December 31, 2006
Balance at beginning of period	$3,027	$2,917	$2,917
Provision for loan losses	180	575	175
Charge-offs	(70)	(522)	(406)
Recoveries	5	57	7
Balance at end of period	$3,142	$3,027	$2,693

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

At December 31, 2007, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $7.8 million compared to $1.7 million at December 31, 2006. Included in the current amount is $3.1 million of impaired loans for which the related allowance for loan losses is $159,000. Impaired loans of $4.7 million do not have a related allowance for loan losses as a result of applying impairment tests prescribed under SFAS No. 114. The average recorded investment in impaired loans during the three months ended December 31, 2007 was $7.8 million compared to $1.9 million for the same period in the prior year. For the three months ended December 31, 2007, the Company recognized $28,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $1,000 of interest income on impaired loans during the three month period ended December 31, 2006.

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

Fidelity Bancorp, Inc.’s (“Fidelity” or the “Company”) business is conducted principally through its wholly-owned subsidiary, Fidelity Bank PaSB, (the “Bank”). All references to the Company refer collectively to the Company and the Bank, unless the context indicates otherwise.

Critical Accounting Policies

Note 1 on pages 60 through 67 of the Company’s 2007 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 7, “Allowance for Loan Losses”, on pages 12 and 13 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on page 46 of the Company’s 2007 Annual Report to Shareholders. At least quarterly, management reviews the available-for-sale portfolio and identifies all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other-than-temporary. If the security is deemed other than temporarily impaired it is written down to the current fair value and a corresponding charge to earnings is recognized. The Company recognized other-than-temporary impairment losses on available-for-sale securities of $322,000 for the three months ended December 31, 2007. Similar losses were not recognized during the three months ended December 31, 2006. Stock based compensation expense is reported in net income utilizing the fair-value-based method set forth in SFAS No. 123R. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on pages 10 and 11 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 13, “Stock Option Plans”, on pages 83 through 85 of the Company’s 2007 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company decreased $1.7 million, or 0.24%, to $724.8 million at December 31, 2007 from $726.6 million at September 30, 2007. Significant changes in individual categories include a decrease in cash and cash equivalents of $2.6 million, a decrease in securities held-to-maturity of $5.6 million, an increase in securities available-for-sale of $1.5 million, and an increase in net loans of $4.9 million.

Total liabilities of the Company decreased $2.2 million, or 0.33%, to $677.9 million at December 31, 2007 from $680.1 million at September 30, 2007. Significant changes include a decrease in deposits of $12.2 million, which was partially offset by an increase in short-term borrowings of $10.4 million. The short-term borrowing increase was primarily attributed to the decrease in deposits. The Bank continues to face competition for deposits from alternative sources such as the stock market and mutual funds, as well as competition from other banking institutions.

Stockholders’ equity increased to $46.9 million at December 31, 2007, compared to $46.5 million at September 30, 2007. This result reflects net income for the three month period ended December 31, 2007 of $861,000, stock options exercised of $271,000 (including tax benefit of $4,000), stock issued under the Dividend Reinvestment Plan of $38,000, and stock-based compensation of $26,000. Offsetting these increases were common stock cash dividends paid of $419,000, and an increase in the accumulated other comprehensive loss of $299,000. Accumulated other comprehensive loss increased from September 30, 2007 as a result of changes in the net unrealized losses on the available-for-sale securities due to the fluctuations in interest rates during the current period. Management does not consider the unrealized losses at December 31, 2007, to be other-than-temporary. Because of interest rate volatility, the Company’s accumulated other comprehensive loss could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earningsas of December 31, 2007 and September 30, 2007 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosedreal estate held by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

	December 31,	September 30,
	2007	2007
Non-accrual residential real estate loans (one-to-four family)	$744	$831
Non-accrual construction, multi-family residential and commercial real estate loans	5,626	5,628
Non-accrual installment loans	324	340
Non-accrual commercial business loans	2,209	1,947
Total non-performing loans	$8,903	$8,746
Total non-performing loans as a percent of net loans receivable	1.92%	1.91%
Total foreclosed real estate	$25	$52
Total non-performing loans and foreclosed real estate as a percent of total assets	1.23%	1.21%

Included in non-performing loans at December 31, 2007 are fourteen single-family residential real estate loans totaling $744,000, three commercial real estate loans totaling $5.6 million, twenty one home equity and installment loans totaling $324,000, and twelve commercial business loans totaling $2.2 million.

At December 31, 2007, the Company had an allowance for loan losses of $3.14 million or 0.67% of gross loans receivable, as compared to an allowance of $3.03 million or 0.66% of gross loans receivable at September 30, 2007. The allowance for loan losses equals 35.3% of non-performing loans at December 31, 2007 compared to 34.6% at September 30, 2007. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of December 31, 2007. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at December 31, 2007 is reasonable. See also “Provision for Loan Losses” on page 18. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three Months Ended December 31, 2007 and 2006

Net Income

Net income for the three months ended December 31, 2007 was $861,000 ($0.28 per diluted share) compared to $832,000 ($0.27 per diluted share) for the same period in 2006, an increase of $29,000 or 3.5%. The increase reflects an increase in net interest income of $351,000, or 10.2%, and a decrease in operating expenses of $19,000, or 0.61%. Partially offsetting these factors were an increase in the provision for loan losses of $5,000, a decrease in other income of $287,000, or 33.1%, and an increase in the provision for income taxes of $49,000.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest earning assets and the average cost of funds, increased to 2.16% (annualized) in the three months ended December 31, 2007 from 1.98% (annualized) in the same period in 2006 as a result of an increase in the average yield on total interest earning assets and a decrease in the average rate paid on interest-bearing liabilities. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended December 31,
	2007	2006
Average yield on:
Mortgage loans	6.09%	6.07%
Mortgage-backed securities	4.47	4.41
Installment loans	6.56	6.47
Commercial business loans and leases	7.31	7.46
Interest –earning deposits with other institutions, investment securities, and FHLB stock (1)	5.57	5.66
Total interest-earning assets	5.92	5.87
Average rates paid on:
Deposits	3.17	3.10
Borrowed funds	4.74	5.07
Total interest-bearing liabilities	3.76	3.89
Average interest rate spread	2.16%	1.98%
Net yield on interest-earning assets	2.27%	2.07%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income

Interest on loans increased $308,000 or 4.4% to $7.3 million for the three months ended December 31, 2007, compared to $7.0 million in the same period in 2006. The increase reflects an increase in the average loan balance outstanding during 2007 as well as an increase in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities decreased $150,000 or 13.8% to $940,000 for the three month period ended December 31, 2007, compared to $1.1 million in the same period in 2006. The decrease reflects a decrease in the average balance of mortgage-backed securities owned partially offset by an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $134,000 or 6.5% to $1.9 million for the three months ended December 31, 2007, as compared to $2.1 million in the same period in 2006. The decrease reflects a decrease in the average balance of investment securities in the portfolio as well as a decrease in the yield earned on these investments.

Interest Expense

Interest on deposits increased $180,000 or 5.6% to $3.4 million for the three month period ended December 31, 2007, as compared to $3.2 million during the same period in 2006. The increase reflects an increase in the average balance of deposits as well as in increase in the average cost of the deposits reflecting higher short-term rates and a competitive deposit market.

Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $579,000 or 56.1% to $454,000 for the three month period ended December 31, 2007, as compared to $1.0 million in the same period in 2006. The decrease reflects a decrease in the average balance of these borrowings as well as a decrease in the average cost of these borrowings.

Interest on subordinated debt decreased $97,000 or 41.5% to $137,000 for the three months ended December 31, 2007, as compared to $234,000 in the same period in 2006. The decrease reflects a decrease in the average balance as well as a decrease in the average cost of these floating-rate debentures. On September 20, 2007, the Company issued $7,500,000 Floating Rate Preferred Securities at a rate equal to three-month LIBOR plus 1.36% and on September 26, 2007 the Company called its $10,000,000 Floating Rate Preferred Securities which bore an interest rate of three-month LIBOR plus 3.40%.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, increased $195,000 or 20.3% to $1.2 million for the three month period ended December 31, 2007, as compared to $960,000 in the same period in 2006. The increase reflects a higher level of average securities sold under agreement to repurchase offset by a decrease in the cost of these funds. In fiscal 2006, the Bank began using structured reverse repurchase agreements to replace various FHLB borrowings. The Bank had $95 million and $75 million of wholesale structured borrowings outstanding at December 31, 2007 and 2006, respectively.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $26,000 or 2.0% to $1.27 million for the three months ended December 31, 2007 as compared to $1.30 million in the same period in 2006. The decrease reflects a decrease in the average balance of the debt, partially offset by an increase in the average cost of the debt.

Net Interest Income

The Company’s net interest income increased $351,000 or 10.2% to $3.8 million, for the three month period ended December 31, 2007, as compared to $3.5 million in the same period in 2006. The increase in the current fiscal period is attributable to an increase in both the interest rate spread and net interest-earning assets.

Provision for Loan Losses

The provision for loan losses increased to $180,000 for the three month period ended December 31, 2007, as compared to $175,000 for the same period in 2006. At December 31, 2007, the allowance for loan losses increased slightly to $3.14 million from $3.03 million at September 30, 2007. Net loan charge-offs were $65,000 and $399,000 for the three months ended December 31, 2007 and 2006, respectively.

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

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loanlosses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Other Income

Total non-interest or other income decreased $287,000 or 33.1% to $579,000, for the three month period ended December 31, 2007, as compared to the same period in 2006. Decreases in other income primarily relate to a $322,000 other-than-temporary impairment loss taken on the Company’s Asset Management Fund (“AMF”) Ultra Short Mortgage fund investment, a decrease in the realized gains on sales of securities and a decrease in non-insured investment product income. Partially offsetting these decreases were an increase in loan service charges and fees, an increase in deposit service charges and fees, and an increase in ATM fees.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $32,000 or 39.0% to $114,000, for the three month period ended December 31, 2007, as compared to the same period in 2006. The increase is primarily attributed to an increase in miscellaneous fees collected on residential mortgage loans.

The Company did not sell any securities during the three month period ended December 31, 2007, whereas sales of securities in the same period in 2006 resulted in a realized gain of $72,000. The sales in the 2006 period were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

The Company recorded an other-than-temporary loss of $322,000 on its $10.9 million investment in the AMF mutual fund during the three month period ended December 31, 2007. The net asset value of the AMF Ultra Short Mortgage Fund, which invests in mortgage-related securities, had declined as the result of continuing uncertainty in spreads in the bond market for mortgage-related securities. The Company did not recognize any other-than-temporary impairment losses on investments during the three month period ended December 31, 2006.

Deposit service charges and fees increased $76,000 or 23.6% for the three month period ended December 31, 2007, as compared to the same period in 2006. The increase is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts.

Automated teller machine (ATM) fees were $179,000 for the three month period ended December 31, 2007, as compared to $143,000 for the same period in 2006. The increase is primarily attributed to an increase in the interchange fees earned on debit card transactions.

Non-insured investment product income was $72,000 for the three month period ended December 31, 2007, as compared to $104,000 for the same period in 2006. The decrease is primarily attributed to a decrease in the commissions earned on the sales of these products.

Operating Expenses

Total operating expenses for the three month period ended December 31, 2007 decreased slightly to $3.09 million, as compared to $3.11 million for the same period in 2006. The decrease is primarily attributed to a decrease in compensation and benefits expense, a decrease in office occupancy and equipment expense, a decrease in depreciation and amortization expense, and a decrease in the loss on the sales of foreclosed real estate, partially offset by an increase in foreclosed real estate expense, an increase in professional fees expense, an increase in service bureau expense, and an increase in other operating expense.

Compensation and benefits expense was $1.9 million for the three month period ended December 31, 2007, as compared to $2.0 million for the same period in 2006. The decrease is primarily attributed to a decrease in salary expense for employees due to lower levels of bonuses paid in 2007, a decrease in retirement expense, and lower health insurance expense, partially offset by an increase in directors fees.

Office occupancy and equipment expense was $233,000 for the three month period ended December 31, 2007, as compared to $279,000 for the same period in 2006. The decrease is primarily attributed to a decrease in equipment expense associated with converting its data processing operations to an outsourced service bureau environment in February 2007.

Deprecation and amortization expense was $148,000 for the three month period ended December 31, 2007, as compared to $163,000 for the same period in 2006. The decrease is primarily attributed to equipment becoming fully depreciated, partially offset by depreciation on additions in the current period.

Losses on the sales of foreclosed real estate were $5,000 for the three month period ended December 31, 2007, as compared to losses of $43,000 for the same period in 2006. Foreclosed real estate expense was $21,000 for the three month period ended December 31, 2007, as compared to $3,000 for the same period in 2006. The results reflect the costs associated with the holding and disposition of properties, including writedowns during the periods. At December 31, 2007, foreclosed real estate consisted of one single-family residential property.

Professional fees were $127,000 for the three month period ended December 31, 2007, as compared to $67,000 for the same period in 2006. The increase is primarily attributed to an increase in legal and audit fees.

Service bureau expense was $68,000 for the three month period ended December 31, 2007, as compared to $8,000 for the same period in 2006. In February 2007, the Bank converted its data processing operations from an in-house environment to an outsourced service bureau environment, which primarily attributed to the increase. The service bureau environment has reduced compensation expense and office occupancy and equipment expense.

Other operating expenses were $431,000 for the three month period ended December 31, 2007, as compared to $408,000 for the same period in 2006. The increase is due primarily to an increase in internet banking fees and an increase in ATM expenses, partially offset by a decrease in charitable contribution expense.

Income Taxes

Total income tax expense for the three month period ended December 31, 2007 was $253,000, as compared to $204,000 for the same 2006 period. The effective tax rates for the three month periods ended December 31, 2007 and 2006 wereapproximately 22.7% and 19.7%, respectively. The increase in the effective tax rate is primarily due to higher earnings combined with lower levels of tax-exempt income in the current year period. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three month period ended December 31, 2007 was $1.9 million and $384,000, respectively, compared to $2.1 million and $448,000, respectively, for the three month period ended December 31, 2006.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale and goodwill, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2007, the Company had Tier 1 capital as a percentage of risk-weighted assets of 10.93% and total risk-based capital as a percentage of risk-weighted assets of 11.57%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2007, the Company had a Leverage Ratio of 7.31%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2007, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.65% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2007, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 10.61%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2007, the total of approved loan commitments amounted to $3.0 million. In addition, the Company had $18.5 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $125.0 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	December 31,	September 30,
	2007	2007
	(in thousands)
Commitments to grant loans	$2,990	$11,962
Unfunded commitments under lines of credit	53,608	51,947
Financial and performance standby letters of credit	1,298	651

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2007 for guarantees under standby letters of credit issued is not material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in information regarding quantitative and qualitative disclosures about market risk at December 31, 2007 from the information presented in Item 7A of the Company’s Form 10-K for September 30, 2007, filed with the SEC on December 28, 2007.

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

Risk Factor disclosures are presented at September 30, 2007 in Item 1A of the Company’s Form 10-K, filed with the SEC on December 28, 2007. Management believes that there have been no material changes from the Company’s risk factors as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended December 31, 2007.

On October 19, 2005, the Company announced a stock repurchase plan for up to 5% of shares outstanding, or 147,000 shares. On October 18, 2006, and October 17, 2007, twelve-month extensions of the plan were announced. There were no repurchases of common stock during the three month period ended December 31, 2007. As of December 31, 2007, there were 116,110 shares remaining under the repurchase program.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

(a) Not applicable

(b) Not applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Report.

3.1	Articles of Incorporation (1)
3.2	Amended Bylaws (14)
4.1	Common Stock Certificate (1)
4.2	Rights Agreement dated as of March 31, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
4.3	Amendment No. 1 to Rights Agreement (4)
4.4*	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company
4.5*

Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators.

4.6*	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company
10.1**	Employee Stock Ownership Plan, as amended (1)
10.4**	1997 Employee Stock Compensation Program (6)
10.6**	1998 Group Term Replacement Plan (7)
10.7**	1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (7)
10.8**	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)
10.9**	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)
10.10**	Salary Continuation Plan Agreement with Lisa L. Griffith (2)
10.11**	1998 Stock Compensation Plan (8)
10.12**	2000 Stock Compensation Plan (9)
10.13**	2001 Stock Compensation Plan (10)
10.14**	2002 Stock Compensation Plan (11)
10.15**	2005 Stock-Based Incentive Plan (12)
10.16**	Form of Directors Indemnification Agreement (13)
10.17**	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)
10.18**	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)
10.19**	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)
10.20**	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)
10.21**	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Management contract or compensatory plan or arrangement.

(1)

Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the "Registration Statement").

(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed March 31, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(5)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.

(12)       Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.

(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 filed with the SEC on December 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.
Date: February 13, 2008	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: February 13, 2008	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer