Form 10-Q
period 2008-03-31
FIDELITY BANCORP INC
filed 2008-05-15
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:               ☐ Yes        ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,022,698 shares, par value $0.01, at April 30, 2008

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	March 31,	September 30,
	2008	2007
Assets

Cash and due from banks	$8,553	$10,848
Interest-bearing demand deposits with other institutions	530	228
Cash and Cash Equivalents	9,083	11,076

Securities available-for-sale	167,815	152,223
(amortized cost of $170,992 and $154,704)
Securities held-to-maturity	73,175	74,553
(fair value of $73,421 and $74,010)
Loans held for sale	891	169
Loans receivable, net of allowance of $3,201 and $3,027	457,250	458,929
Foreclosed real estate, net	309	52
Federal Home Loan Bank stock, at cost	7,830	7,102
Office premises and equipment, net	5,746	5,825
Accrued interest receivable	3,708	3,639
Cash surrender value of life insurance	6,020	5,907
Other assets	7,202	7,102
Total Assets	$739,029	$726,577

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$34,280	$36,367
Interest bearing	388,349	397,188
Total Deposits	422,629	433,555

Short-term borrowings	19,450	23,618
Subordinated debt	7,732	7,732
Securities sold under agreement to repurchase	106,165	105,537
Advance payments by borrowers for taxes and insurance	3,096	1,451
Long-term debt	128,926	104,050
Other liabilities	3,641	4,164
Total Liabilities	691,639	680,107

Stockholders' equity:
Preferred stock, $0.01 par value per share,
5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share,
10,000,000 shares authorized; 3,641,327
and 3,606,722 shares issued, respectively	36	36
Paid-in-capital	45,795	45,338
Retained earnings	14,302	13,115
Accumulated other comprehensive loss, net of tax	(2,361)	(1,637)
Treasury stock, at cost - 619,129 shares	(10,382)	(10,382)
Total Stockholders' Equity	47,390	46,470
Total Liabilities and Stockholders' Equity	$739,029	$726,577

See accompanying notes to unaudited consolidated financial statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest income:
Loans	$7,156	$7,179	$14,484	$14,200
Mortgage-backed securities	977	1,046	1,917	2,136
Investment securities-taxable	1,416	1,462	2,929	3,033
Investment securities-tax-exempt	416	473	826	956
Other	7	9	12	17
Interest rate swap contract	11	—	11	—
Total interest income	9,983	10,169	20,179	20,342

Interest expense:
Deposits	3,040	3,249	6,419	6,449
Short-term borrowings	172	707	625	1,740
Subordinated debt	117	226	254	460
Securities sold under agreement to repurchase	1,178	997	2,333	1,956
Long-term debt	1,357	1,389	2,628	2,686
Total interest expense	5,864	6,568	12,259	13,291

Net interest income	4,119	3,601	7,920	7,051
Provision for loan losses	210	150	390	325
Net interest income after provision for loan losses	3,909	3,451	7,530	6,726

Other income:
Loan service charges and fees	114	72	228	153
Realized gain on sales of securities, net	7	22	7	94
Impairment charge on securities	—	—	(322)	—
Gain on sales of loans	44	15	57	31
Deposit service charges and fees	326	284	724	606
ATM fees	166	143	345	286
Non-insured investment products	74	99	145	203
Other	166	200	292	328
Total other income	897	835	1,476	1,701

Operating expenses:
Compensation and benefits	2,098	1,970	4,043	4,001
Office occupancy and equipment expense	289	299	522	578
Depreciation and amortization	145	152	292	315
Loss on sales of foreclosed real estate	—	11	5	55
Foreclosed real estate expense	3	11	23	14
Amortization of intangible assets	7	9	15	18
Advertising	100	92	200	185
Professional fees	122	78	249	145
Service bureau expense	75	47	143	55
Other	445	418	879	826
Total operating expenses	3,284	3,087	6,371	6,192

Income before Provision for Income Taxes and
Extraordinary Gain	1,522	1,199	2,635	2,235
Provision for Income Taxes	354	240	607	444
Income before Extraordinary Gain	1,168	959	2,028	1,791
Income from Extraordinary Gain, Net of Taxes	—	89	—	89
Net Income	$1,168	$1,048	$2,028	$1,880

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Earnings per Share
Basic
Income before Extraordinary Gain	$0.39	$0.32	$0.67	$0.60
Income from Extraordinary Gain, Net of Taxes	—	0.03	—	0.03
Net Income	$0.39	$0.35	$0.67	$0.63
Diluted
Income before Extraordinary Gain	$0.38	$0.31	$0.67	$0.59
Income from Extraordinary Gain, Net of Taxes	—	0.03	—	0.03
Net Income	$0.38	$0.34	$0.67	$0.62

Dividends per common share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at September 30, 2007	$36	$45,338	$13,115	$(1,637)	$(10,382)	$46,470
Comprehensive income:
Net income			2,028			2,028
Comprehensive loss on
cash flow hedges				(264)		(264)
Comprehensive loss on
investment securities,
net of tax of ($344)				(667)		(667)
Reclassification adjustment
on investment securities,
net of tax of $107				207		207
Total comprehensive income						1,304

Stock-based compensation expense		56				56
Stock options exercised, including tax
benefit of $27		325				325
Cash dividends declared			(841)			(841)
Sale of stock through Dividend
Reinvestment Plan		76				76

Balance at March 31, 2008	$36	$45,795	$14,302	$(2,361)	$(10,382)	$47,390

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$2,028	$1,880
Adjustments to reconcile, net income to net cash provided by operating activities:
Income from extraordinary gain, net of taxes	—	(89)
Provision for loan losses	390	325
Loss on foreclosed real estate	5	55
Provision for depreciation and amortization	292	315
Deferred loan fee amortization	6	(33)
Amortization of investment and mortgage-backed securities
discounts/premiums, net	90	105
Amortization of intangibles	15	18
Net realized gains on sales of investments	(7)	(94)
Impairment charge on securities	322	—
Loans originated for sale	(5,784)	(2,687)
Sales of loans held for sale	5,119	2,479
Net gains on sales of loans	(57)	(31)
Increase in interest receivable	(69)	(224)
Increase in interest payable	25	100
(Decrease) increase in accrued taxes	(610)	75
Noncash compensation expense related to stock benefit plans	56	42
Changes in other assets	469	(85)
Changes in other liabilities	(560)	(153)

Net cash provided by operating activities	1,730	1,998

Investing Activities:
Proceeds from sales of securities available-for-sale	537	9,810
Proceeds from maturities and principal repayments of
securities available-for-sale	15,488	7,154
Purchases of securities available-for-sale	(32,841)	(4,578)
Proceeds from maturities and principal repayments of
securities held-to-maturity	15,352	6,941
Purchases of securities held to maturity	(13,954)	(1,992)
Net decrease (increase) in loans	974	(15,795)
Proceeds from sales of foreclosed real estate	47	96
Proceeds from insurance claim - Carnegie Branch	—	135
Additions to office premises and equipment	(213)	(318)
Purchases of FHLB stock	(3,752)	(3,333)
Redemptions of FHLB stock	3,024	4,731

Net cash (used in) provided by investing activities	(15,338)	2,851

Continued on page 8.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Six Months Ended March 31,
	2008	2007
Financing Activities:
Net (decrease) increase in deposits	$(10,926)	$9,521
Net increase in retail repurchase agreements	628	2,351
Proceeds from structured repurchase agreements	—	10,000
Net decrease in short-term borrowings	(4,168)	(47,959)
Increase in advance payments by borrowers for taxes and insurance	1,645	1,646
Proceeds from long-term debt	55,000	20,000
Repayments of long-term debt	(30,124)	(118)
Cash dividends paid	(841)	(835)
Stock options exercised	298	276
Excess tax benefit realized on stock-based compensation	27	14
Proceeds from sale of stock through Dividend Reinvestment Plan	76	77

Net cash provided by (used in) financing activities	11,615	(5,027)

Net decrease in cash and cash equivalents	(1,993)	(178)

Cash and cash equivalents at beginning of period	11,076	8,667

Cash and cash equivalents at end of period	$9,083	$8,489

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowings	$12,234	$13,191
Income taxes	$825	$355

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$309	$69

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

March 31, 2008

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2007. The results for the three and six month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008 or any future interim period.

Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation format. These reclassifications had no effect on net income.

(3) New Accounting Standards

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this EITF is not expected to have a material effect on the Company’s results of operations or financial position.

(4) Stock Based Compensation

As of March 31, 2008, the Company had six share-based compensation plans, which are described below.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at December 31, 2007, the Company awarded 5,100 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $66,600. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of March 31, 2008, 56,375 share awards remain unawarded under the Plan, of which a maximum of 49,900 may be restricted stock awards.

The Company also maintains the 1997 Employee Stock Compensation Program, which was shareholder approved. At March 31, 2008, no remaining options were available for grant under this program. Option awards under this program were granted with an exercise price equal to the market value of the common stock on the date of grant, had vesting periods from zero to two years, and had contractual terms from seven to ten years. Option awards under this program provide for accelerated vesting if there is a change in control, as defined in the Program.

The Company also maintains the 1998 Stock Compensation Program, the 2000 Stock Compensation Plan, the 2001 Stock Compensation Plan, and the 2002 Stock Compensation Plan, which provided for the grant of stock options to non-employee directors. At March 31, 2008, no remaining options were available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, were exercisable immediately, and had contractual terms of ten years.

As of March 31, 2008 there was approximately $186,000 of unrecognized compensation costs related to unvested share-based compensation awards granted. The total intrinsic value of unvested shares outstanding at March 31, 2008 was $8,000.

Stock option transactions for the six months ended March 31, 2008 were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	393,600	$15.51
Granted	12,625	13.06
Exercised	(24,684)	12.09
Forfeited	(4,086)	14.67
Outstanding as of March 31, 2008	377,455	$15.66	$452,823	4.3
Exercisable as of March 31, 2008	328,329	$15.42	$445,122	4.1

The fair value of options granted for the six month periods ended March 31, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended March 31,
	2008	2007

Dividend yield	4.94%	3.81%
Expected life	5.5 years	5.5 years
Expected volatility	20.92%	22.02%
Risk-free interest rate	3.58%	4.50%
Weighted average fair value of options granted	$1.64	$3.31

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $6,000 and $0 for the six months ended March 31, 2008 and 2007, respectively. The following table summarizes restricted stock awards for the six months ended March 31, 2008:

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net Income	$1,168	$1,048	$2,028	$1,880
Denominator:
Denominator for basic earnings per
share - weighted average shares outstanding	3,020	2,986	3,009	2,978
Effect of dilutive securities:
Employee stock options	33	74	33	73
Denominator for diluted earnings per share - weighted average
Shares and assumed conversions	3,053	3,060	3,042	3,051
Basic earnings per share	$0.39	$0.35	$0.67	$0.63
Diluted earnings per share	$0.38	$0.34	$0.67	$0.62

Options to purchase 17,215 shares of common stock at $10.70, 19,741 shares at $8.23, 23,396 shares at $7.43, 53,874 shares at $11.06, 80,198 shares at $14.27, and 12,625 shares at $13.06 were outstanding during the six-months ended March 31, 2008, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, 18,538 shares of common stock at $14.41, 21,485 shares at $10.70, 23,109 shares at $8.23, 27,840 shares at $7.43, 54,132 shares at $11.06, 80,781 shares at $14.27, 39,500 shares at $18.87, and 34,000 shares at $18.64 were outstanding during the six-months ended March 31, 2007, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):

	March 31,	September 30,
	2008	2007
First mortgage loans:
Conventional:
1-4 family dwellings	$175,802	$184,168
Multi-family dwellings	161	239
Commercial	81,486	79,206
Construction:
Residential	52,721	51,077
Commercial	30,251	24,363
	340,421	339,053

Less: Loans in process	(19,011)	(13,752)
	321,410	325,301
Consumer loans:
Home equity	90,057	92,557
Consumer loans	1,018	640
Other	2,222	2,431
	93,297	95,628
Commercial business loans and leases:
Commercial business loans	45,650	40,855
Commercial leases	62	98
	45,712	40,953

Less: Allowance for loan losses	(3,201)	(3,027)

Unearned discounts and fees	32	74
Loans receivable, net	$457,250	$458,929

(7) Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended March 31, 2008, fiscal year ended September 30, 2007, and for the six months ended March 31, 2007 are as follows (dollar amounts in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	March 31,	September 30,	March 31,
	2008	2007	2007
Balance at beginning of period	$3,027	$2,917	$2,917
Provision for loan losses	390	575	325
Charge-offs	(239)	(522)	(428)
Recoveries	23	57	32
Balance at end of period	$3,201	$3,027	$2,846

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

Impairment losses are included in the provision for loan losses. SFAS No. 114 does not apply to large groups of smaller balance, homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the following data.

At March 31, 2008, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $11.1 million compared to $1.8 million at March 31, 2007. Included in the current amount is $6.2 million of impaired loans for which the related allowance for loan losses is $219,000. Impaired loans of $4.9 million do not have a related allowance for loan losses as a result of applying impairment tests prescribed under SFAS No. 114. The average recorded investment in impaired loans during the six months ended March 31, 2008 was $8.9 million compared to $1.8 million for the same period in the prior year. The increase in the total amount of loans considered to be impaired is primarily due to three commercial real estate loans totaling $7.3 million. For the six months ended March 31, 2008, the Company recognized $103,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $3,000 of interest income on impaired loans during the six month period ended March 31, 2007.

(8) Derivative Instrument

During the second quarter of fiscal 2008, the Company entered into an interest rate swap to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by SFAS 133 paragraph 68. Therefore, consistent with the requirement of SFAS No. 133 paragraphs 28-35 and with the risk management objective of hedging the variability of expected future cash flows, the Company accounts for this hedge relationship as a cash flow hedge.

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under paragraph 30(b)(2) of SFAS No. 133, will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of March 31, 2008 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The receive fixed interest rate swap contract outstanding at March 31, 2008 is being utilized to hedge $7.5 million in floating rate preferred securities. Below is a summary of the interest rate swap contract and the terms at March 31, 2008:

(Dollars in	Notional	Receive	Pay	Maturity	Unrealized
thousands)	Amount	Rate	Rate(*)	Date	Gain	Loss
Cash flow hedge	$ 7,500	5.32%	4.16%	12/15/2012	$ -	$ (264)

(*) Variable pay rate based upon contract rates in effect at March 31, 2008.

(9) Comprehensive Income

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale and derivatives that qualify as cash flow hedges. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of

	Three Months	Three Months
	Ended	Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007
Net Income	$1,168	$1,048
Comprehensive loss on cash flow hedges	(264)	—
Comprehensive (loss) gain on investment securities,
net of tax of ($81) in 2008 and $192 in 2007	(156)	372
Reclassification adjustment on investment securities,
net of tax of ($3) in 2008 and ($8) in 2007	(5)	(14)
Total comprehensive income	$743	$1,406

	Six Months	Six Months
	Ended	Ended
(Dollars in thousands)	March 31, 2008	March 31, 2007
Net Income	$2,028	$1,880
Comprehensive loss on cash flow hedges	(264)	—
Comprehensive (loss) gain on investment securities,
net of tax of ($344) in 2008 and $308 in 2007	(667)	597
Reclassification adjustment on investment securities,
net of tax of $107 in 2008 and ($32) in 2007	207	(62)
Total comprehensive income	$1,304	$2,415

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

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 7, “Allowance for Loan Losses”, on pages 14 and 15 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on page 46 of the Company’s 2007 Annual Report to Shareholders. At least quarterly, management reviews the available-for-sale portfolio and identifies all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other-than-temporary. If the security is deemed other than temporarily impaired it is written down to the current fair value and a corresponding charge to earnings is recognized. The Company recognized other-than-temporary impairment losses on available-for-sale securities of $322,000 for the six months ended March 31, 2008. Similar losses were not recognized during the six months ended March 31, 2007. Stock based compensation expense is reported in net income utilizing the fair-value-based method set forth in SFAS No. 123R. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on pages 11 and 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 13, “Stock Option Plans”, on pages 83 through 85 of the Company’s 2007 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company increased $12.5 million, or 1.7%, to $739.0 million at March 31, 2008 from $726.6 million at September 30, 2007. Significant changes in individual categories include an increase in securities available-for-sale of $15.6 million, a decrease in cash and cash equivalents of $2.0 million, a decrease in securities held-to-maturity of $1.4 million, and a decrease in net loans of $1.7 million. The increase in securities available-for-sale is consistent with the Company’s asset/liability management strategies with securities being purchased to supplement loan growth.

Total liabilities of the Company increased $11.5 million, or 1.7%, to $691.6 million at March 31, 2008 from $680.1 million at September 30, 2007. Significant changes include an increase in long-term debt of $24.9 million, a decrease in deposits of $10.9 million, and a decrease in short-term debt of $4.2 million. The long-term debt increase was primarily attributed to the decrease in deposits. Also, the Company decided to take advantage of the lower interest rates offered on long-term debt to replace short-term borrowings consistent with asset/liability management strategies. The Bank continues to face competition for deposits from alternative sources such as the stock market and mutual funds, as well as competition from other banking institutions.

Stockholders’ equity increased to $47.4 million at March 31, 2008, compared to $46.5 million at September 30, 2007. This result reflects net income for the six month period ended March 31, 2008 of $2.0 million, stock options exercised of $325,000 (including tax benefit of $27,000), stock issued under the Dividend Reinvestment Plan of $76,000, and stock-based compensation of $56,000. Offsetting these increases were common stock cash dividends paid of $841,000, and an increase in the accumulated other comprehensive loss of $724,000. Accumulated other comprehensive loss increased from September 30, 2007 as a result of changes in the net unrealized losses on the available-for-sale securities due to the fluctuations in interest rates during the current period and the unrealized loss recognized on the cash flow hedge as discussed in Note 8, “Derivative Instrument”, on pages 15 and 16 above. Management does not consider the unrealized losses on the available-for-sale securities at March 31, 2008, to be other-than-temporary. Because of interest rate volatility, the Company’s accumulated other comprehensive loss could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of March 31, 2008 and September 30, 2007 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosedreal estate held by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

	March 31,	September 30,
	2008	2007
Non-accrual residential real estate loans
(one-to-four family)	$682	$831
Non-accrual construction, multi-family
residential and commercial real estate loans	8,629	5,628
Non-accrual installment loans	416	340
Non-accrual commercial business loans	2,333	1,947
Total non-performing loans	$12,060	$8,746
Total non-performing loans as a percent of
net loans receivable	2.64%	1.91%
Total foreclosed real estate	$309	$52
Total non-performing loans and foreclosed real
estate as a percent of total assets	1.67%	1.21%

Included in non-performing loans at March 31, 2008 are eleven single-family residential real estate loans totaling $682,000, five commercial real estate loans totaling $8.6 million, twenty seven home equity and installment loans totaling $416,000, and sixteen commercial business loans totaling $2.3 million. Non-performing loans increased $3.3 million to $12.1 million at March 31, 2008 from $8.7 million at September 30, 2007 primarily because of two commercial real estate loans with an aggregate balance of $3.0 million that were placed on non-accrual during the most recent quarter, both of which we believe to be adequately collateralized.

At March 31, 2008, the Company had an allowance for loan losses of $3.20 million or 0.70% of gross loans receivable, as compared to an allowance of $3.03 million or 0.66% of gross loans receivable at September 30, 2007. The allowance for loan losses equals 26.5% of non-performing loans at March 31, 2008 compared to 34.6% at September 30, 2007. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of March 31, 2008. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 2008 is reasonable. See also “Provision for Loan Losses” on page 23. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three and Six Months Ended March 31, 2008 and 2007

Net Income

Net income for the three and six months ended March 31, 2008 was $1.17 million ($0.38 per diluted share) and $2.03 million ($0.67 per diluted share), respectively, compared to $1.05 million ($0.34 per diluted share) and $1.88 million ($0.62 per diluted share), respectively, for the comparable prior-year periods. Net income for the three and six months ended March 31, 2007 included an extraordinary gain, net of taxes, of $89,000, or $0.03 per diluted share, attributable to the receipt of additional insurance proceeds from the fire at the Bank’s Carnegie branch in October 2005.

Income before extraordinary gain for the three months ended March 31, 2008 was $1.17 million ($0.38 per diluted share) compared to $959,000 ($.31 per diluted share) in the prior year period, an increase of $209,000, or 21.8%. The increase in income before extraordinary gain is attributable to an increase in net interest income of $518,000, or 14.4%, and an increase in other income of $62,000, or 7.4%, partially offset by an increase in the provision for loan losses of $60,000, or 40.0%, an increase in operating expenses of $197,000, or 6.4%, and an increase in the provision for income taxes of $114,000, or 47.5%.

Income before extraordinary gain for the six months ended March 31, 2008 was $2.03 million ($0.67 per diluted share) compared to $1.79 million ($0.59 per diluted share) in the prior year period, an increase of $237,000, or 13.2%. The increase in income before extraordinary gain is primarily attributable to an increase in net interest income of $869,000, or 12.3%, partially offset by a decrease in other income of $225,000, or 13.2%, an increase in the provision for loan losses of $65,000, an increase in operating expenses of $179,000, or 2.9%, and an increase in provision for income taxes of $163,000, or 36.7%.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest earning assets and the average cost of funds, increased to 2.30% (annualized) in the three months ended March 31, 2008 from 1.98% (annualized) in the same period in 2007. The Company’s tax-equivalent interest rate spread increased to 2.23% (annualized) in the six months ended March 31, 2008 from 1.98% (annualized) in the same period in fiscal 2007. The increase in both periods is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest earning assets. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Average yield on:
Mortgage loans	6.01%	6.12%	6.06%	6.09%
Mortgage-backed securities	4.37	4.40	4.38	4.41
Installment loans	6.38	6.33	6.47	6.40
Commercial business loans and leases	6.90	7.71	7.08	7.62
Interest-earning deposits with other institutions,
investment securities, and FHLB stock (1)	5.36	5.51	5.45	5.59
Total interest-earning assets	5.76	5.87	5.84	5.88
Average rates paid on:
Deposits	2.90	3.17	3.04	3.13
Borrowed funds	4.37	5.02	4.55	5.06
Total interest-bearing liabilities	3.46	3.89	3.61	3.90
Average interest rate spread	2.30%	1.98%	2.23%	1.98%
Net yield on interest-earning assets	2.44%	2.15%	2.35%	2.11%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income

Interest on loans decreased $23,000 or 0.32% to $7.16 million for the three months ended March 31, 2008, compared to $7.18 million in the same period in 2007. Interest on loans increased $284,000 or 2.0% to $14.5 million for the six months ended March 31, 2008. The decrease for the three month period ended March 31, 2008 reflects a decrease in the average yield earned on the loan portfolio partially offset by an increase in the average loan balance outstanding during 2008. The increase for the six month period ended March 31, 2008 reflects an increase in the average loan balance outstanding during 2008 partially offset by a slight decrease in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities decreased $69,000 or 6.6% to $977,000 for the three month period ended March 31, 2008, compared to $1.05 million in the same period in 2007. Interest on mortgage-backed securities decreased $219,000 or 10.3% to $1.92 million for the six months ended March 31, 2008, compared to the same period in 2007. The decrease for both periods reflects a decrease in the average balance of mortgage-backed securities owned as well as a decrease in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $105,000 or 5.4% to $1.83 million for the three months ended March 31, 2008, as compared to $1.94 million in the same period in 2007. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $239,000 or 6.0% to $3.76 million for the six months ended March 31, 2008, as compared to the same period in 2007. The decrease for both periods reflects a decrease in the average balance of investment securities in the portfolio as well as a decrease in the yield earned on these investments.

Interest on swap contracts was $11,000 for the three and six months ended March 31, 2008. The Company did not have any interest rate swap contracts for the three and six months ended March 31, 2007. As mentioned in Note (8) above, the Company utilized an interest rate swap during the second quarter of fiscal 2008. The interest rate swap transaction involved the exchange of the interest payment obligation on $7.5 million in the Company’s Floating Rate Preferred Securities for a fixed rate interest payment without the exchange of the underlying principal amount.

Interest Expense

Interest on deposits decreased $209,000 or 6.4% to $3.04 million for the three month period ended March 31, 2008, as compared to $3.25 million during the same period in 2007. Interest on deposits decreased $30,000 or 0.47% to $6.42 million for the six month period ended March 31, 2008, as compared to the same period in 2007. The decrease for both periods reflects a decrease in the average cost of the deposits partially offset by an increase in the average balance of deposits.

Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $535,000 or 75.7% to $172,000 for the three month period ended March 31, 2008, as compared to $707,000 in the same period in 2007. Interest on short-term borrowings decreased $1.12 million or 64.1% to $625,000 for the six month period ended March 31, 2008, as compared to the same period in 2007. The decrease for both periods reflects a decrease in the average balance of these borrowings as well as a decrease in the average cost of these borrowings.

Interest on subordinated debt decreased $120,000 or 53.1% to $106,000 for the three months ended March 31, 2008, as compared to $226,000 in the same period in 2007. Interest on subordinated debt decreased $217,000 or 47.2% to $243,000 for the six months ended March 31, 2008, as compared to the same period in 2007. The decrease for both periods reflects a decrease in the average balance as well as a decrease in the average cost of these floating-rate debentures. On September 20, 2007, the Company issued $7,500,000 Floating Rate Preferred Securities at a rate equal to three-month LIBOR plus 1.36% and on September 26, 2007 the Company called its $10,000,000 Floating Rate Preferred Securities which bore an interest rate of three-month LIBOR plus 3.40%.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, increased $181,000 or 18.2% to $1.18 million for the three month period ended March 31, 2008, as compared to $997,000 in the same period in 2007. Interest on securities sold under agreement to repurchase increased $377,000 or 19.3% to $2.33 million for the six month period ended March 31, 2008, as compared to the same period in 2007. The increase for both periods reflects a higher level of average securities sold under agreement to repurchase offset by a decrease in the cost of these funds. The Bank had $95 million and $85 million of wholesale structured borrowings outstanding at March 31, 2008 and 2007, respectively.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $32,000 or 2.3% to $1.36 million for the three months ended March 31, 2008 as compared to $1.39 million in the same period in 2007. Interest on long-term debt decreased $58,000 or 2.2% to $2.63 million for the six months ended March 31, 2008 as compared to the same period in 2007. The decrease for both periods reflects a decrease in the average cost of the debt partially offset by an increase in the average balance of the debt.

Net Interest Income

The Company’s net interest income increased $518,000 or 14.4% to $4.12 million, for the three month period ended March 31, 2008, as compared to $3.60 million in the same period in 2007. The Company’s net interest income increased $869,000 or 12.3% to $7.92 million, for the six months ended March 31, 2008, as compared to the same period in 2007. The increase in both periods is attributable to an increase in both the interest rate spread and net interest-earning assets.

Provision for Loan Losses

The provision for loan losses increased to $210,000 for the three month period ended March 31, 2008, as compared to $150,000 for the same period in 2007. The provision for loan losses was $390,000 for the six months ended March 31, 2008 compared to $325,000 for the six months ended March 31, 2007. At March 31, 2008, the allowance for loan losses increased to $3.20 million from $3.03 million at September 30, 2007. Net loan charge-offs were $151,000 for the three months ended March 31, 2008 as compared to net loan recoveries of $2,000 for the three months ended March 31, 2007. Net loan charge-offs were $216,000 and $396,000 for the six months ended March 31, 2008 and 2007, respectively.

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

Other Income

Total non-interest or other income increased $62,000 or 7.4% to $897,000 and decreased $225,000 or 13.2% to $1.48 million for the three and six month periods ended March 31, 2008, respectively, as compared to the same periods in 2007. The increase for the three month period ended March 31, 2008 is primarily attributed to an increase in loan service charges and fees, an increase in gains on sales of loans, an increase in deposit service charges and fees, and an increase in ATM fees, partially offset by a decrease in realized gains on sales of securities, a decrease in non-insured investment product income, and a decrease in other income. The decrease for the six month period ended March 31, 2008 is primarily attributed to a $322,000 impairment charge taken on a security in its investment portfolio, a decrease in the realized gains on sales of securities, a decrease in non-insured investment product income, and a decrease in other income, partially offset by an increase in loan service charges and fees, an increase in gains on sales of loans, an increase in deposit service charges and fees, and an increase in ATM fees.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $42,000 or 58.3% to $114,000, and increased $75,000 or 49.0% to $228,000 for the three and six month periods ended March 31, 2008, respectively, as compared to the same periods in 2007. The increase for both periods is primarily attributed to an increase in miscellaneous fees collected on residential mortgage loans and an increase in title insurance fees.

Net realized gains on the sales of securities were $7,000 for the three and six month periods ended March 31, 2008, as compared to realized gains of $22,000 and $94,000 in the same periods in fiscal 2007. Such sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

The Company recorded an other-than-temporary loss of $322,000 on its investment in a mutual fund during the six month period ended March 31, 2008. The net asset value of the AMF Ultra Short Mortgage Fund, which invests in mortgage-related securities, had declined as the result of continuing uncertainty in spreads in the bond market for mortgage-related securities. At the time the unrealized loss was deemed to be other-than-temporary, the cost basis of the investment was $11.2 million, while the market value of the investment was $10.9 million. The Company did not recognize any other-than-temporary impairment losses on investments during the three month period ended March 31, 2008 and the three and six month periods ended March 31, 2007.

Gains on the sales of loans were $44,000 and $57,000 for the three and six month periods ended March 31, 2008, respectively, as compared to gains of $15,000 and $31,000 for the same periods in fiscal 2007. The six month period ended March 31, 2008 results reflect the sale of approximately $5.1 million of fixed-rate, single-family mortgage loans, compared to $2.5 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees increased $42,000 or 14.8% to $326,000, and increased $118,000 or 19.5% to $724,000 for the three and six month periods ended March 31, 2008, respectively, as compared to the same periods in 2007. The increase for both periods is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts.

Automated teller machine (ATM) fees were $166,000 and $345,000 for the three and six month periods ended March 31, 2008, respectively, as compared to $143,000 and $286,000 for the same periods in 2007. The increase for both periods is primarily attributed to an increase in the interchange fees earned on debit card transactions.

Non-insured investment product income was $74,000 and $145,000 for the three and six month periods ended March 31, 2008, respectively, as compared to $99,000 and $203,000 for the same periods in 2007. The decrease for both periods is primarily attributed to a decrease in the commissions earned on the sales of these products due to lower volumes of sales.

Other income decreased $34,000 or 17.0% to $166,000, and decreased $36,000 or 11.0% to $292,000 for the three and six month periods ended March 31, 2008, respectively, as compared to the same periods in 2007. The decrease for both periods is primarily attributed to a reduction in the recoveries collected on a loss related to a check kiting fraud discovered in March 2005 attributable to one business customer. The recoveries collected for the three and six months ended March 31, 2008 were $18,000 and $27,000, respectively, as compared to $50,000 for the three and six months ended March 31, 2007.

Operating Expenses

Total operating expenses for the three month periods ended March 31, 2008 and 2007 increased to $3.28 million, as compared to $3.09 million for the same period in 2007. Total operating expenses for the six month period ended March 31, 2008 totaled $6.37 million compared to $6.19 million for the same period in 2007. The increase for both periods is primarily attributed to an increase in compensation and benefits expense, an increase in professional fees expense, an increase in service bureau expense, and an increase in other operating expense, partially offset by a decrease in office occupancy and equipment expense and a decrease in the loss on the sales of foreclosed real estate.

Compensation and benefits expense was $2.10 million for the three month period ended March 31, 2008, as compared to $1.97 million for the same period in 2007. Compensation and benefits expense was $4.04 million for the six month period ended March 31, 2008 compared to $4.00 million for the same period in 2007. The increase for the three month period ended March 31, 2008 is primarily attributed to normal salary increases for employees and an increase in retirement expense, partially offset by lower health insurance expense and lower miscellaneous personnel expenses. The increase for the six month period ended March 31, 2008 is primarily attributed to normal salary increases for employees and an increase in directors’ fees, partially offset by lower health insurance expense and lower miscellaneous personnel expenses.

Office occupancy and equipment expense was $289,000 for the three month period ended March 31, 2008, as compared to $299,000 for the same period in 2007. Office occupancy and equipment expense was $522,000 for the six month period ended March 31, 2008, as compared to $578,000 for the same period in 2007. The decrease for both periods is primarily attributed to a decrease in equipment expense associated with converting its data processing operations to an outsourced service bureau environment in February 2007, partially offset by an increase in rent expense and office repairs and maintenance expense.

There were no sales of foreclosed real estate for the three months ended March 31, 2008. A loss of $11,000 was recognized during the same period in 2007. Losses of $5,000 and $55,000 were recorded on the sales of foreclosed real estate for the six months ended March 31, 2008 and 2007, respectively. Foreclosed real estate expense was $3,000 and $23,000 for the three and six month periods ended March 31, 2008, respectively, as compared to $11,000 and $14,000 for the same periods in 2007. The results reflect the costs associated with the holding and disposition of properties, including writedowns during the periods. At March 31, 2008, foreclosed real estate consisted of four single-family residential properties.

Professional fees were $122,000 and $249,000 for the three and six month periods ended March 31, 2008, respectively, as compared to $78,000 and $145,000 for the same periods in 2007. The increase for both periods is primarily attributed to an increase in legal and audit fees.

Service bureau expense was $75,000 for the three month period ended March 31, 2008, as compared to $47,000 for the same period in 2007. Service bureau expense was $143,000 and $55,000, for the six month periods ended March 31, 2008 and 2007, respectively. In February 2007, the Bank converted its data processing operations from an in-house environment to an outsourced service bureau environment, which primarily attributed to the increase. The service bureau environment has reduced compensation expense and office occupancy and equipment expense.

Other operating expenses were $445,000 for the three month period ended March 31, 2008 compared to $418,000 for the same period in 2007. Other operating expenses were $879,000 for the six month period ended March 31, 2008 compared to $826,000 for the same period in 2007. The increase for the three month period ended March 31, 2008 is due primarily to an increase in bank service charge expense, an increase in bad check and ATM charge offs, an increase in internet banking fees, and an increase in ATM expenses, partially offset by a decrease in consulting fees. The increase for the six month period ended March 31, 2008 is due primarily to an increase in bank service charge expense, an increase in bad check and ATM charge offs, an increase in internet banking fees, and an increase in ATM expenses, partially offset by a decrease in consulting fees and charitable contribution expense.

Income Taxes

Total income tax expense for the three month period ended March 31, 2008 was $354,000, as compared to $240,000 for the same 2007 period. The effective tax rates for the three month periods ended March 31, 2008 and 2007 were approximately 23.3% and 20.0%, respectively. The increase in the effective tax rate is primarily due to higher earnings combined with lower levels of tax-exempt income in the current year period. Total income tax expense for the six month period ended March 31, 2008 was $607,000, as compared to $444,000 for the same 2007 period. The effective tax rates for the six month periods ended March 31, 2008 and 2007 were approximately 23.0% and 19.9%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three month period ended March 31, 2008 was $1.94 million and $389,000, respectively, compared to $2.1 million and $430,000, respectively, for the three month period ended March 31, 2007. State and federal tax-exempt income for the six month period ended March 31, 2008 was $3.87 million and $773,000, respectively, compared to $4.2 million and $867,000, respectively, for the six month period ended March 31, 2007.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2008, the Company had Tier 1 capital as a percentage of risk-weighted assets of 11.03% and total risk-based capital as a percentage of risk-weighted assets of 11.69%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2008, the Company had a Leverage Ratio of 7.40%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2008, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.67% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2008, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 10.66%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2008, the total of approved loan commitments amounted to $10.6 million. In addition, the Company had $19.0 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $136.33 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31,	September 30,
	2008	2007
	(in thousands)
Commitments to grant loans	$10,611	$11,962
Unfunded commitments under lines of credit	50,241	51,947
Financial and performance standby letters of credit	1,587	651

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of March 31, 2008 for guarantees under standby letters of credit issued is not material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.	Controls and Procedures

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

There were no unregistered sales of equity securities during the quarter ended March 31, 2008.

On October 19, 2005, the Company announced a stock repurchase plan for up to 5% of shares outstanding, or 147,000 shares. On October 18, 2006, and October 17, 2007, twelve-month extensions of the plan were announced. There were no repurchases of common stock during the three month period ended March 31, 2008. As of March 31, 2008, there were 116,110 shares remaining under the repurchase program.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On February 12, 2008, the Company held its annual meeting of stockholders and the following was the only item presented:

Election of Director J. Robert Gales, Director Charles E. Nettrour, and Director William L. Windisch as Directors of the Company. Director Gales received 2,503,427 votes in favor and 210,313 votes withheld; Director Nettrour received 2,468,365 votes in favor and 245,375 votes withheld; and Director Windisch received 2,449,453 votes in favor and 264,287 votes withheld. Director Gales, Director Nettrour, and Director Windisch were all elected for a three-year term that expires in February 2011. There were no abstentions or broker non-votes.

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

FIDELITY BANCORP, INC.
Date: May 15, 2008	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer