Form 10-Q
period 2008-06-30
FIDELITY BANCORP INC
filed 2008-08-14
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,024,805 shares, par value $0.01, at July 31, 2008

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	June 30, 2008	September 30, 2007
Assets
Cash and due from banks	$7,773	$10,848
Interest-bearing demand deposits with other institutions	1,546	228

Cash and Cash equivalents	9,319	11,076

Securities available-for-sale	155,971	152,223
(amortized cost of $164,288 and $154,704)
Securities held-to-maturity	74,128	74,553
(fair value of $73,234 and $74,010)
Loans held for sale	602	169
Loans receivable, net of allowance of $3,322 and $3,027	451,804	458,929
Foreclosed real estate, net	107	52
Federal Home Loan Bank stock, at cost	7,314	7,102
Office premises and equipment, net	5,929	5,825
Accrued interest receivable	3,536	3,639
Cash surrender value of life insurance	6,075	5,907
Other assets	9,059	7,102

Total Assets	$723,844	$726,577

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$39,735	$36,367
Interest bearing	383,740	397,188

Total Deposits	423,475	433,555

Securities sold under agreement to repurchase	106,384	105,537
Short-term borrowings	4,138	23,618
Long-term debt	128,863	104,050
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	3,853	1,451
Other liabilities	4,237	4,164

Total Liabilities	678,682	680,107

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,643,934 and 3,606,722 shares issued, respectively	36	36
Paid-in-capital	45,861	45,338
Retained earnings	15,106	13,115
Accumulated other comprehensive loss, net of tax	(5,459)	(1,637)
Treasury stock, at cost—619,129 shares	(10,382)	(10,382)

Total Stockholders’ Equity	45,162	46,470

Total Liabilities and Stockholders’ Equity	$723,844	$726,577

See accompanying notes to unaudited consolidated financial statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans	$6,948	$7,272	$21,432	$21,472
Mortgage-backed securities	1,088	1,005	3,006	3,142
Investment securities-taxable	1,259	1,440	4,188	4,472
Investment securities-tax-exempt	423	407	1,249	1,363
Other	8	9	20	26

Total interest income	9,726	10,133	29,895	30,475

Interest expense:
Deposits	2,751	3,432	9,169	9,881
Securities sold under agreement to repurchase	1,207	1,112	3,540	3,068
Short-term borrowings	56	352	683	2,092
Long-term debt	1,346	1,402	3,973	4,088
Subordinated debt	81	233	335	693
Interest rate swap contract	22	—	11	—

Total interest expense	5,463	6,531	17,711	19,822

Net interest income	4,263	3,602	12,184	10,653

Provision for loan losses	350	100	740	425

Net interest income after provision for loan losses	3,913	3,502	11,444	10,228

Other income:
Loan service charges and fees	161	105	389	258
Realized gain on sales of securities, net	—	32	7	126
Impairment charge on securities	—	—	(322)	—
Gain on sales of loans	71	38	127	69
Deposit service charges and fees	363	328	1,087	934
ATM fees	184	150	529	436
Non-insured investment products	40	114	186	317
Other	135	130	427	458

Total other income	954	897	2,430	2,598

Operating expenses:
Compensation and benefits	2,089	1,971	6,133	5,972
Office occupancy and equipment expense	250	230	772	808
Depreciation and amortization	141	163	433	478
Loss on sales of foreclosed real estate	16	27	21	81
Foreclosed real estate expense	5	28	28	41
Amortization of intangible assets	7	8	22	26
Advertising	100	92	300	277
Professional fees	76	75	325	220
Service bureau expense	93	44	236	100
Other	470	397	1,348	1,224

Total operating expenses	3,247	3,035	9,618	9,227

Income before Provision for Income Taxes and Extraordinary Gain	1,620	1,364	4,256	3,599
Provision for Income Taxes	393	314	1,000	758

Income before Extraordinary Gain	1,227	1,050	3,256	2,841
Income from Extraordinary Gain, Net of Taxes	—	—	—	89

Net Income	$1,227	$1,050	$3,256	$2,930

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Earnings per Share
Basic
Income before Extraordinary Gain	$0.41	$0.35	$1.08	$0.95
Income from Extraordinary Gain, Net of Taxes	—	—	—	0.03

Net Income	$0.41	$0.35	$1.08	$0.98

Diluted
Income before Extraordinary Gain	$0.40	$0.34	$1.07	$0.93
Income from Extraordinary Gain, Net of Taxes	—	—	—	0.03

Net Income	$0.40	$0.34	$1.07	$0.96

Dividends per common share	$0.14	$0.14	$0.42	$0.42

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 30, 2007	$36	$45,338	$13,115	$(1,637)	$(10,382)	$46,470
Comprehensive income (loss):
Net income			3,256			3,256
Comprehensive gain on cash flow hedges net of tax of $15				30		30
Comprehensive loss on investment securities, net of tax of ($2,091)				(4,059)		(4,059)
Reclassification adjustment on investment securities, net of tax of $108				207		207

Total comprehensive loss						(566)

Stock-based compensation expense		85				85
Stock options exercised, including tax benefit of $27		329				329
Cash dividends declared			(1,265)			(1,265)
Sale of stock through Dividend Reinvestment Plan		109				109

Balance at June 30, 2008	$36	$45,861	$15,106	$(5,459)	$(10,382)	$45,162

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2008	2007
Operating Activities:
Net income	$3,256	$2,930
Adjustments to reconcile net income to net cash provided by operating activities:
Income from extraordinary gain, net of taxes	—	(89)
Provision for loan losses	740	425
Loss on foreclosed real estate	21	81
Provision for depreciation and amortization	433	478
Deferred loan fee amortization	(2)	(43)
Amortization of investment and mortgage-backed securities discounts/premiums, net	123	153
Amortization of intangibles	22	26
Net realized gains on sales of investments	(7)	(126)
Impairment charge on securities	322	—
Loans originated for sale	(11,987)	(6,120)
Sales of loans held for sale	11,681	5,651
Net gains on sales of loans	(127)	(69)
Decrease (increase) in interest receivable	103	(252)
Increase in interest payable	40	87
(Decrease) increase in accrued taxes	(453)	218
Noncash compensation expense related to stock benefit plans	85	68
Changes in other assets	244	(622)
Changes in other liabilities	285	(116)

Net cash provided by operating activities	4,779	2,680

Investing Activities:
Proceeds from sales of securities available-for-sale	537	9,890
Proceeds from maturities and principal repayments of securities available-for-sale	28,279	11,541
Purchases of securities available-for-sale	(39,024)	(7,886)
Proceeds from maturities and principal repayments of securities held-to-maturity	24,389	12,746
Purchases of securities held to maturity	(23,954)	(5,022)
Net decrease (increase) in loans	6,033	(16,767)
Proceeds from sales of foreclosed real estate	278	108
Proceeds from insurance claim—Carnegie Branch	—	135
Additions to office premises and equipment	(537)	(408)
Purchases of FHLB stock	(3,988)	(3,618)
Redemptions of FHLB stock	3,776	5,733

Net cash (used in) provided by investing activities	(4,211)	6,452

Continued on page 8.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Nine Months Ended June 30,
	2008	2007
Financing Activities:
Net (decrease) increase in deposits	$(10,080)	$19,189
Net increase in retail repurchase agreements	847	3,137
Proceeds from structured repurchase agreements	—	10,000
Net decrease in short-term borrowings	(19,480)	(60,221)
Increase in advance payments by borrowers for taxes and insurance	2,402	2,403
Proceeds from long-term debt	55,000	20,000
Repayments of long-term debt	(30,187)	(181)
Cash dividends paid	(1,265)	(1,254)
Stock options exercised	302	300
Excess tax benefit realized on stock-based compensation	27	20
Proceeds from sale of stock through Dividend Reinvestment Plan	109	118
Acquisition of treasury stock	—	(90)

Net cash used in financing activities	(2,325)	(6,579)

Net (decrease) increase in cash and cash equivalents	(1,757)	2,553

Cash and cash equivalents at beginning of period	11,076	8,667

Cash and cash equivalents at end of period	$9,319	$11,220

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowings	$17,671	$19,735

Income taxes	$1,065	$525

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$354	$69

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited)

June 30, 2008

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2007. The results for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008 or any future interim period.

Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

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

(4) Stock Based Compensation

As of June 30, 2008, the Company had six share-based compensation plans, which are described below.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at December 31, 2007, the Company awarded 5,100 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $66,600. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of June 30, 2008, 56,375 share awards remain unawarded under the Plan, of which a maximum of 49,900 may be restricted stock awards.

The Company also maintains the 1997 Employee Stock Compensation Program, which was shareholder approved. At June 30, 2008, no remaining options were available for grant under this program. Option awards under this program were granted with an exercise price equal to the market value of the common stock on the date of grant, had vesting periods from zero to two years, and had contractual terms from seven to ten years. Option awards under this program provide for accelerated vesting if there is a change in control, as defined in the Program.

The Company also maintains the 1998 Stock Compensation Program, the 2000 Stock Compensation Plan, the 2001 Stock Compensation Plan, and the 2002 Stock Compensation Plan, which provided for the grant of stock options to non-employee directors. At June 30, 2008, no remaining options were available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, were exercisable immediately, and had contractual terms of ten years.

As of June 30, 2008 there was approximately $152,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the nine months ended June 30, 2008 were as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (in years)
Outstanding at the beginning of the year	393,600	$15.51
Granted	12,625	13.06
Exercised	(25,184)	11.99
Forfeited	(4,086)	14.67

Outstanding as of June 30, 2008	376,955	$15.67	$304,393	4.1

Exercisable as of June 30, 2008	327,829	$15.43	$304,393	3.9

The fair value of options granted for the nine month periods ended June 30, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended June 30,
	2008	2007
Dividend yield	4.94%	3.81%
Expected life	5.5 years	5.5 years
Expected volatility	20.92%	22.02%
Risk-free interest rate	3.58%	4.50%
Weighted average fair value of options granted	$1.64	$3.31

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $11,000 and $0 for the nine months ended June 30, 2008 and 2007, respectively. The following table summarizes restricted stock awards for the nine months ended June 30, 2008:

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net Income	$1,227	$1,050	$3,256	$2,930

Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	3,024	2,987	3,013	2,981
Effect of dilutive securities:
Employee stock options	29	63	37	68

Denominator for diluted earnings per share—weighted average shares and assumed conversions	3,053	3,050	3,050	3,049

Basic earnings per share	$0.41	$0.35	$1.08	$0.98

Diluted earnings per share	$0.40	$0.34	$1.07	$0.96

Options to purchase 17,215 shares of common stock at $10.70 per share, 19,741 shares at $8.23, 22,896 shares at $7.43, 53,874 shares at $11.06, 80,198 shares at $14.27, and 12,625 shares at $13.06 were outstanding during the nine months ended June 30, 2008, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 18,459 shares of common stock at $14.41 per share, 20,206 shares at $10.70, 22,953 shares at $8.23, 27,114 shares at $7.43, 54,003 shares at $11.06, and 80,635 shares at $14.27 were outstanding during the nine months ended June 30, 2007, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):

	June 30, 2008	September 30, 2007
First mortgage loans:
Conventional:
1-4 family dwellings	$216,203	$226,706
Multi-family dwellings	157	239
Commercial	93,676	79,206
Construction:
Residential	9,572	8,539
Commercial	16,776	24,363

	336,384	339,053

Less: Loans in process	(16,613)	(13,752)

	319,771	325,301

Consumer loans:
Home equity	88,691	92,557
Consumer loans	961	640
Other	2,341	2,431

	91,993	95,628

Commercial business loans and leases:
Commercial business loans	43,093	40,855
Commercial leases	224	98

	43,317	40,953

Less: Allowance for loan losses	(3,322)	(3,027)

Unearned discounts and fees	45	74

Loans receivable, net	$451,804	$458,929

(7) Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended June 30, 2008, fiscal year ended September 30, 2007, and for the nine months ended June 30, 2007 are as follows (dollar amounts in thousands):

	Nine Months Ended June 30, 2008	Year Ended September 30, 2007	Nine Months Ended June 30, 2007
Balance at beginning of period	$3,027	$2,917	$2,917
Provision for loan losses	740	575	425
Charge-offs	(516)	(522)	(478)
Recoveries	71	57	49

Net charge-offs	(445)	(465)	(429)

Balance at end of period	$3,322	$3,027	$2,913

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

At June 30, 2008, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $10.8 million compared to $2.0 million at June 30, 2007. Included in the current amount is $393,000 of impaired loans for which the related allowance for loan losses is $114,000. Impaired loans of $10.4 million do not have a related allowance for loan losses as a result of applying impairment tests prescribed under SFAS No. 114. The average recorded investment in impaired loans during the nine months ended June 30, 2008 was $9.4 million compared to $1.9 million for the same period in the prior year. The increase in the total amount of loans considered to be impaired is primarily due to four commercial real estate loans totaling $8.1 million. For the nine months ended June 30, 2008, the Company recognized $185,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $14,000 of interest income on impaired loans during the nine month period ended June 30, 2007.

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

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under paragraph 30(b)(2) of SFAS No. 133, will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of June 30, 2008 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at June 30, 2008 is being utilized to hedge $7.5 million in floating rate preferred securities. Below is a summary of the interest rate swap contract and the terms at June 30, 2008:

(Dollars in thousands)	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
					Gain	Loss
Cash flow hedge	$7,500	5.32%	4.14%	12/15/2012	$45	$—

(*)	Variable receive rate based upon contract rates in effect at June 30, 2008.

(9) Comprehensive Income

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale and derivatives that qualify as cash flow hedges. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of:

(Dollars in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Net Income	$1,227	$1,050
Comprehensive gain on cash flow hedges net of tax of $151 in 2008 and $0 in 2007	294	—
Comprehensive loss on investment securities, net of tax of ($1,747) in 2008 and ($446) in 2007	(3,392)	(866)
Reclassification adjustment on investment securities, net of tax of $0 in 2008 and ($12) in 2007	—	(20)

Total comprehensive (loss) income	$(1,871)	$164

(Dollars in thousands)	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
Net Income	$3,256	$2,930
Comprehensive gain on cash flow hedges net of tax of $15 in 2008 and $0 in 2007	30	—
Comprehensive loss on investment securities, net of tax of ($2,091) in 2008 and ($138) in 2007	(4,059)	(268)
Reclassification adjustment on investment securities, net of tax of $108 in 2008 and ($43) in 2007	207	(83)

Total comprehensive (loss) income	$(566)	$2,579

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 7, “Allowance for Loan Losses”, on pages 13 and 14 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on page 46 of the Company’s 2007 Annual Report to Shareholders. At least quarterly, management reviews all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other-than-temporary. If the security is deemed other than temporarily impaired it is written down to the current fair value and a corresponding charge to earnings is recognized. The Company recognized other-than-temporary impairment losses on available-for-sale securities of $322,000 for the nine months ended June 30, 2008. Similar losses were not recognized during the nine months ended June 30, 2007. Stock based compensation expense is reported in net income utilizing the fair-value-based method set forth in SFAS No. 123R. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on pages 11 and 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 13, “Stock Option Plans”, on pages 83 through 85 of the Company’s 2007 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company decreased $2.7 million, or 0.4%, to $723.8 million at June 30, 2008 from $726.6 million at September 30, 2007. Significant changes in individual categories include decreases in net loans of $7.1 million and in cash and cash equivalents of $1.8 million and increases in securities available-for-sale of $3.7 million and in other assets of $2.0 million. The increase in securities available-for-sale is consistent with the Company’s asset/liability management strategies with securities being purchased to supplement loan originations.

Total liabilities of the Company decreased $1.4 million, or 0.2%, to $678.7 million at June 30, 2008 from $680.1 million at September 30, 2007. Significant changes include a decrease in deposits of $10.1 million, a decrease in short-term debt of $19.5 million, and an increase in long-term debt of $24.8 million. The long-term debt increase was primarily attributed to the decrease in deposits. Also, the Company decided to take advantage of the lower interest rates offered on long-term debt to replace short-term borrowings consistent with asset/liability management strategies. The Bank continues to face competition for deposits from alternative sources such as the stock market and mutual funds, as well as competition from other banking institutions.

Stockholders’ equity decreased to $45.2 million at June 30, 2008, compared to $46.5 million at September 30, 2007. This result reflects common stock cash dividends paid of $1.3 million, and an increase in the accumulated other comprehensive loss of $3.8 million. These decreases were offset by net income for the nine month period ended June 30, 2008 of $3.3 million, stock options exercised of $329,000 (including tax benefit of $27,000), stock issued under the Dividend Reinvestment Plan of $109,000, and stock-based compensation of $85,000. Accumulated other comprehensive loss increased from September 30, 2007 as a result of changes in the net unrealized losses on the available-for-sale securities due to the fluctuations in interest rates and bond market uncertainty during the current period, partially offset by the unrealized gain recognized on the cash flow hedge as discussed in Note 8, “Derivative Instrument”, on pages 14 and 15 above. Management does not consider the unrealized losses on the available-for-sale securities at June 30, 2008, to be other-than-temporary. Because of interest rate volatility, the Company’s accumulated other comprehensive loss could materially fluctuate for each interim and year-end period. Approximately $3.4 million of the balances in retained earnings as of June 30, 2008 and September 30, 2007 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

	June 30, 2008	September 30, 2007
Non-accrual residential real estate loans (one-to-four family)	$643	$831
Non-accrual construction, multi-family residential and commercial real estate loans	8,446	5,628
Non-accrual installment loans	511	340
Non-accrual commercial business loans	2,220	1,947

Total non-performing loans	$11,820	$8,746

Total non-performing loans as a percent of net loans receivable	2.62%	1.91%

Total foreclosed real estate	$107	$52

Total non-performing loans and foreclosed real estate as a percent of total assets	1.65%	1.21%

Included in non-performing loans at June 30, 2008 are thirteen single-family residential real estate loans totaling $643,000, five commercial real estate loans totaling $8.4 million, twenty-nine home equity and installment loans totaling $511,000, and fifteen commercial business loans totaling $2.2 million. Non-performing loans increased $3.1 million to $11.8 million at June 30, 2008 from $8.7 million at September 30, 2007 primarily because of two commercial real estate loans with an aggregate balance of $3.0 million that were placed on non-accrual, both of which we believe to be adequately collateralized.

At June 30, 2008, the Company had an allowance for loan losses of $3.32 million or 0.73% of gross loans receivable, as compared to an allowance of $3.03 million or 0.66% of gross loans receivable at September 30, 2007. The allowance for loan losses equals 28.1% of non-performing loans at June 30, 2008 compared to 34.6% at September 30, 2007. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of June 30, 2008. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at June 30, 2008 is reasonable. See also “Provision for Loan Losses” on page 22. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three and Nine Months Ended June 30, 2008 and 2007

Net Income

Net income for the three and nine months ended June 30, 2008 was $1.23 million ($0.40 per diluted share) and $3.26 million ($1.07 per diluted share), respectively, compared to $1.05 million ($0.34 per diluted share) and $2.93 million ($0.96 per diluted share), respectively, for the comparable prior-year periods. Net income for the nine months ended June 30, 2007 included an extraordinary gain, net of taxes, of $89,000, or $0.03 per diluted share, attributable to the receipt of additional insurance proceeds from the fire at the Bank’s Carnegie branch in October 2005.

Net income for the three months ended June 30, 2008 was $1.23 million ($0.40 per diluted share) compared to $1.05 million ($0.34 per diluted share) in the prior year period, an increase of $177,000, or 16.9%. The increase in net income is attributable to an increase in net interest income of $661,000, or 18.4%, and an increase in other income of $57,000, or 6.4%, partially offset by an increase in the provision for loan losses of $250,000, an increase in operating expenses of $212,000, or 7.0%, and an increase in the provision for income taxes of $79,000, or 25.2%.

Income before extraordinary gain for the nine months ended June 30, 2008 was $3.26 million ($1.07 per diluted share) compared to $2.84 million ($0.93 per diluted share) in the prior year period, an increase of $415,000, or 14.6%. The increase in income before extraordinary gain is primarily attributable to an increase in net interest income of $1.53 million, or 14.4%, partially offset by a decrease in other income of $168,000, or 6.5%, an increase in the provision for loan losses of $315,000, an increase in operating expenses of $391,000, or 4.2%, and an increase in provision for income taxes of $242,000, or 31.9%.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, increased to 2.40% (annualized) in the three months ended June 30, 2008 from 2.03% (annualized) in the same period in 2007. The Company’s tax-equivalent interest rate spread increased to 2.30% (annualized) in the nine months ended June 30, 2008 from 1.99% (annualized) in the same period in fiscal 2007. The increase in both periods is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Average yield on:
Mortgage loans	5.97%	6.14%	6.03%	6.11%
Mortgage-backed securities	4.48	4.39	4.44	4.40
Installment loans	6.24	6.43	6.40	6.41
Commercial business loans and leases	6.30	7.65	6.83	7.61
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	5.10	5.49	5.36	5.55

Total interest-earning assets	5.63	5.90	5.78	5.88

Average rates paid on:
Deposits	2.61	3.24	2.89	3.17
Borrowed funds	4.26	4.96	4.47	5.02

Total interest-bearing liabilities	3.23	3.87	3.48	3.89

Average interest rate spread	2.40%	2.03%	2.30%	1.99%

Net yield on interest-earning assets	2.52%	2.16%	2.42%	2.13%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%.

Interest Income

Interest on loans decreased $324,000 or 4.5% to $6.95 million for the three months ended June 30, 2008, compared to $7.27 million in the same period in 2007. Interest on loans decreased $40,000 or 0.2% to $21.43 million for the nine months ended June 30, 2008, compared to $21.47 million in the same period in 2007. The decrease for the three month period ended June 30, 2008 reflects a decrease in the average loan balance outstanding during 2008 as well as a decrease in the average yield earned on the loan portfolio. The decrease for the nine month period ended June 30, 2008 reflects an increase in the average loan balance outstanding during 2008, partially offset by a decrease in the average yield earned on the loan portfolio.

Interest on mortgage-backed securities increased $83,000 or 8.3% to $1.09 million for the three month period ended June 30, 2008, compared to $1.01 million in the same period in 2007. Interest on mortgage-backed securities decreased $136,000 or 4.3% to $3.01 million for the nine months ended June 30, 2008, compared to the same period in 2007. The increase for the three month period ended June 30, 2008 reflects an increase in the average balance of mortgage-backed securities owned as well as an increase in the average yield earned on the portfolio. The decrease for the nine month period ended June 30, 2008 reflects a decrease in the average balance of mortgage-backed securities owned, partially offset by a slight increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $166,000 or 8.9% to $1.69 million for the three months ended June 30, 2008, as compared to $1.86 million in the same period in 2007. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $404,000 or 6.9% to $5.46 million for the nine months ended June 30, 2008, as compared to the same period in 2007. The decrease for both periods reflects a decrease in the average balance of investment securities in the portfolio as well as a decrease in the yield earned on these investments.

Interest Expense

Interest on deposits decreased $681,000 or 19.8% to $2.75 million for the three month period ended June 30, 2008, as compared to $3.43 million during the same period in 2007. Interest on deposits decreased $712,000 or 7.2% to $9.17 million for the nine month period ended June 30, 2008, as compared to the same period in 2007. The decrease for the three month period ended June 30, 2008 reflects a decrease in the average balance of deposits as well as a decrease in the average cost of the deposits. The decrease for the nine month period ended June 30, 2008 reflects a decrease in the average cost of the deposits partially offset by an increase in the average balance of deposits.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, increased $95,000 or 8.5% to $1.21 million for the three month period ended June 30, 2008, as compared to $1.11 million in the same period in 2007. Interest on securities sold under agreement to repurchase increased $472,000 or 15.4% to $3.54 million for the nine month period ended June 30, 2008, as compared to the same period in 2007. The increase for both periods reflects a higher level of average securities sold under agreement to repurchase, partially offset by a decrease in the cost of these funds. The Bank had $95 million and $85 million of wholesale structured borrowings outstanding at June 30, 2008 and 2007, respectively.

Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $296,000 or 84.1% to $56,000 for the three month period ended June 30, 2008, as compared to $352,000 in the same period in 2007. Interest on short-term borrowings decreased $1.41 million or 67.4% to $683,000 for the nine month period ended June 30, 2008, as compared to the same period in 2007. The decrease for both periods reflects a decrease in the average balance of these borrowings as well as a decrease in the average cost of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $56,000 or 4.0% to $1.35 million for the three months ended June 30, 2008 as compared to $1.40 million in the same period in 2007. Interest on long-term debt decreased $115,000 or 2.8% to $3.97 million for the nine months ended June 30, 2008 as compared to the same period in 2007. The decrease for both periods reflects a decrease in the average cost of the debt, partially offset by an increase in the average balance of the debt.

Interest on subordinated debt decreased $152,000 or 65.2% to $81,000 for the three months ended June 30, 2008, as compared to $233,000 in the same period in 2007. Interest on subordinated debt decreased $358,000 or 51.7% to $335,000 for the nine months ended June 30, 2008, as compared to the same period in 2007. The decrease for both periods reflects a decrease in the average balance as well as a decrease in the average cost of these floating-rate debentures. On September 20, 2007, the Company issued $7,500,000 of Floating Rate Preferred Securities at a rate equal to three-month LIBOR plus 1.36% and on September 26, 2007 the Company called its $10,000,000 of Floating Rate Preferred Securities which bore an interest rate of three-month LIBOR plus 3.40%.

Interest on swap contracts was $22,000 and $11,000 for the three and nine months ended June 30, 2008, respectively. The Company did not have any interest rate swap contracts outstanding during the three and nine months ended June 30, 2007. As mentioned in Note (8) above, the Company entered into an interest rate swap during the second quarter of fiscal 2008. The interest rate swap transaction involved the exchange of the interest payment obligation on $7.5 million in the Company’s Floating Rate Preferred Securities for a fixed rate interest payment without the exchange of the underlying principal amount.

Net Interest Income

The Company’s net interest income increased $661,000 or 18.4% to $4.26 million, for the three month period ended June 30, 2008, as compared to $3.60 million in the same period in 2007. The Company’s net interest income increased $1.53 million or 14.4% to $12.18 million, for the nine months ended June 30, 2008, as compared to the same period in 2007. The increase for the three month period ended June 30, 2008 is attributable to an increase in the interest rate spread, partially offset by a slight decrease in net interest-earning assets. The increase for the nine month period ended June 30, 2008 is attributable to an increase in both the interest rate spread and net interest-earning assets.

Provision for Loan Losses

The provision for loan losses increased to $350,000 for the three month period ended June 30, 2008, as compared to $100,000 for the same period in 2007. The provision for loan losses was $740,000 for the nine months ended June 30, 2008 compared to $425,000 for the nine months ended June 30, 2007. At June 30, 2008, the allowance for loan losses increased to $3.32 million from $3.03 million at September 30, 2007. Net loan charge-offs were $229,000 for the three months ended June 30, 2008 as compared to net loan charge-offs of $33,000 for the three months ended June 30, 2007. Net loan charge-offs were $445,000 and $429,000 for the nine months ended June 30, 2008 and 2007, respectively.

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

Other Income

Total non-interest or other income increased $57,000 or 6.4% to $954,000 and decreased $168,000 or 6.5% to $2.43 million for the three and nine month periods ended June 30, 2008, respectively, as compared to the same periods in 2007. The increase for the three month period ended June 30, 2008 is primarily attributed to an increase in loan service charges and fees, an increase in gains on sales of loans, an increase in deposit service charges and fees, and an increase in ATM fees, partially offset by a decrease in realized gains on sales of securities, and a decrease in non-insured investment product income. The decrease for the nine month period ended June 30, 2008 is primarily attributed to a $322,000 impairment charge taken on a security in its investment portfolio, a decrease in the realized gains on sales of securities, a decrease in non-insured investment product income, and a decrease in other income, partially offset by an increase in loan service charges and fees, an increase in gains on sales of loans, an increase in deposit service charges and fees, and an increase in ATM fees.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $56,000 or 53.3% to $161,000, and increased $131,000 or 50.8% to $389,000 for the three and nine month periods ended June 30, 2008, respectively, as compared to the same periods in 2007. The increase for both periods is primarily attributed to an increase in late charges collected on residential mortgage loans and commercial loans, an increase in transaction fees collected on lines of credit, an increase in miscellaneous fees collected on residential mortgage loans and an increase in title insurance fees.

Net realized gains on the sales of securities were $0 and $7,000 for the three and nine month periods ended June 30, 2008 respectively, as compared to realized gains of $32,000 and $126,000 in the same periods in fiscal 2007. Such sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

The Company recorded an other-than-temporary impairment charge of $322,000 on its investment in a mutual fund during the nine month period ended June 30, 2008. The net asset value of the AMF Ultra Short Mortgage Fund, which invests in mortgage-related securities, had declined as the result of continuing uncertainty in spreads in the bond market for mortgage-related securities. At the time the unrealized loss was deemed to be other-than-temporary, the cost basis of the investment was $11.2 million, while the market value of the investment was $10.9 million. The Company did not recognize any other-than-temporary impairment losses on investments during the three month period ended June 30, 2008 and the three and nine month periods ended June 30, 2007.

Gains on the sales of loans were $71,000 and $127,000 for the three and nine month periods ended June 30, 2008, respectively, as compared to gains of $38,000 and $69,000 for the same periods in fiscal 2007. The nine month period ended June 30, 2008 results reflect the sale of approximately $11.6 million of fixed-rate, single-family mortgage loans, compared to $5.6 million of similar loan sales during the prior fiscal period.

Deposit service charges and fees increased $35,000 or 10.7% to $363,000, and increased $153,000 or 16.4% to $1.09 million for the three and nine month periods ended June 30, 2008, respectively, as compared to the same periods in 2007. The increase for both periods is primarily attributed to an increase in the volume of fees collected for returned checks on deposit accounts.

Automated teller machine (ATM) fees were $184,000 and $529,000 for the three and nine month periods ended June 30, 2008, respectively, as compared to $150,000 and $436,000 for the same periods in 2007. The increase for both periods is primarily attributed to an increase in the interchange fees earned on debit card transactions.

Non-insured investment product income was $40,000 and $186,000 for the three and nine month periods ended June 30, 2008, respectively, as compared to $114,000 and $317,000 for the same periods in 2007. The decrease for both periods is primarily attributed to a decrease in the commissions earned on the sales of these products due to lower volumes of sales.

Other income increased slightly to $135,000 for the three month period ended June 30, 2008, as compared to $130,000 for the same period in 2007. Other income decreased $31,000 or 6.8% to $427,000 for the nine month period ended June 30, 2008, as compared to the same period in 2007. The decrease for the nine month period ended June 30, 2008 is primarily attributed to a reduction in the recoveries collected on a loss related to a check kiting fraud discovered in March 2005 attributable to one business customer. The recoveries collected for the nine months ended June 30, 2008 were $28,000, as compared to $63,000 for the nine months ended June 30, 2007.

Operating Expenses

Total operating expenses for the three month period ended June 30, 2008 increased to $3.25 million, as compared to $3.04 million for the same period in 2007. Total operating expenses for the nine month period ended June 30, 2008 totaled $9.62 million compared to $9.23 million for the same period in 2007. The increase for the three month period ended June 30, 2008 is primarily attributed to an increase in compensation and benefits expense, an increase in office occupancy and equipment expense, an increase in service bureau expense, and an increase in other operating expense, partially offset by a decrease in depreciation and amortization expense, a decrease in the loss on the sales of foreclosed real estate, and a decrease in foreclosed real estate expense. The increase for the nine month period ended June 30, 2008 is primarily attributed to an increase in compensation and benefits expense, an increase in professional fees expense, an increase in service bureau expense, and an increase in other operating expense, partially offset by a decrease in office occupancy and equipment expense, a decrease in depreciation and amortization expense, and a decrease in the loss on sales of foreclosed real estate.

Compensation and benefits expense was $2.09 million for the three month period ended June 30, 2008, as compared to $1.97 million for the same period in 2007. Compensation and benefits expense was $6.13 million for the nine month period ended June 30, 2008 compared to $5.97 million for the same period in 2007. The increase for the three month period ended June 30, 2008 is primarily attributed to normal salary increases for employees, an increase in retirement expense, and an increase in training expense. The increase for the nine month period ended June 30, 2008 is primarily attributed to normal salary increases for employees, an increase in directors’ fees, and an increase in training expense, partially offset by lower health insurance expense and lower miscellaneous personnel expenses.

Office occupancy and equipment expense was $250,000 for the three month period ended June 30, 2008, as compared to $230,000 for the same period in 2007. Office occupancy and equipment expense was $772,000 for the nine month period ended June 30, 2008, as compared to $808,000 for the same period in 2007. The increase for the three month period ended June 30, 2008 is primarily attributed to an increase in rent expense and office repairs and maintenance expense. The decrease for the nine month period ended June 30, 2008 is primarily attributed to a decrease in equipment expense associated with converting its data processing operations to an outsourced service bureau environment in February 2007, partially offset by an increase in rent expense and office repairs and maintenance expense.

Depreciation and amortization expense was $141,000 for the three month period ended June 30, 2008, as compared to $163,000 for the same period in 2007. Depreciation and amortization expense was $433,000 for the nine month period ended June 30, 2008, as compared to $478,000 for the same period in 2007. The decrease is primarily attributed to equipment becoming fully depreciated, partially offset by depreciation on additions in the current period.

Losses on the sales of foreclosed real estate were $16,000 for the three month period ended June 30, 2008, as compared to losses of $27,000 for the same period in 2007. Losses on the sales of foreclosed real estate were $21,000 for the nine month period ended June 30, 2008, as compared to losses of $81,000 for the same period in 2007. Foreclosed real estate expense was $5,000 and $28,000 for the three and nine month periods ended June 30, 2008, respectively, as compared to $28,000 and $41,000 for the same periods in 2007. The results reflect the costs associated with the holding and disposition of properties, including writedowns during the periods. At June 30, 2008, foreclosed real estate consisted of four single-family residential properties.

Professional fees were $76,000 for the three month period ended June 30, 2008, relatively unchanged as compared to $75,000 for the same period in 2007. Professional fees increased to $325,000 for the nine month period ended June 30, 2008, as compared to $220,000 for the same period in 2007. The increase for the nine month period ended June 30, 2008 is primarily attributed to an increase in legal and audit fees.

Service bureau expense was $93,000 for the three month period ended June 30, 2008, as compared to $44,000 for the same period in 2007. Service bureau expense was $236,000 and $100,000, for the nine month periods ended June 30, 2008 and 2007, respectively. In February 2007, the Bank converted its data processing operations from an in-house environment to an outsourced service bureau environment, which primarily contributed to the increase. Furthermore, the Bank received a discount on service bureau fees for the first year of outsourcing, thus also contributing to the increases in the current fiscal periods. The service bureau environment has reduced compensation expense and office occupancy and equipment expense.

Other operating expenses were $470,000 for the three month period ended June 30, 2008 compared to $397,000 for the same period in 2007. Other operating expenses were $1.35 million for the nine month period ended June 30, 2008 compared to $1.22 million for the same period in 2007. The increase for the three month period ended June 30, 2008 is due primarily to an increase in bad check and ATM charge offs, an increase in internet banking fees, an increase in charitable contribution expense, and an increase in ATM expenses. The increase for the nine month period ended June 30, 2008 is due primarily to an increase in bank service charge expense, an increase in bad check and ATM charge offs, an increase in internet banking fees, and an increase in ATM expenses, partially offset by a decrease in consulting fees.

Income Taxes

Total income tax expense for the three month period ended June 30, 2008 was $393,000, as compared to $314,000 for the same 2007 period. The effective tax rates for the three month periods ended June 30, 2008 and 2007 were approximately 24.3% and 23.0%, respectively. The increase in the effective tax rate is primarily due to higher earnings combined with lower levels of tax-exempt income in the current year period. Total income tax expense for the nine month period ended June 30, 2008 was $1.0 million, as compared to $758,000 for the same 2007 period. The effective tax rates for the nine month periods ended June 30, 2008 and 2007 were approximately 23.5% and 21.1%, respectively. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three month period ended June 30, 2008 was $1.9 million and $394,000, respectively, compared to $2.1 million and $377,000, respectively, for the three month period ended June 30, 2007. State and federal tax-exempt income for the nine month period ended June 30, 2008 was $5.8 million and $1.2 million, respectively, compared to $6.3 million and $1.2 million, respectively, for the nine month period ended June 30, 2007.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2008, the Company had Tier 1 capital as a percentage of risk-weighted assets of 11.28% and total risk-based capital as a percentage of risk-weighted assets of 11.97%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2008, the Company had a leverage ratio of 7.43%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2008, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.68% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2008, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 10.93%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2008, the total of approved loan commitments amounted to $2.4 million. In addition, the Company had $16.6 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $141.1 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2008	September 30, 2007
	(in thousands)
Commitments to grant loans	$2,437	$11,962
Unfunded commitments under lines of credit	62,884	51,947
Financial and performance standby letters of credit	1,611	651

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2008 for guarantees under standby letters of credit issued is not material.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2008.

On October 19, 2005, the Company announced a stock repurchase plan for up to 5% of shares outstanding, or 147,000 shares. On October 18, 2006, and October 17, 2007, twelve-month extensions of the plan were announced. There were no repurchases of common stock during the three month period ended June 30, 2008. As of June 30, 2008, there were 116,110 shares remaining under the repurchase program.

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

FIDELITY BANCORP, INC.

Date: August 14, 2008	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer