Form 10-K
period 2008-09-30
FIDELITY BANCORP INC
filed 2008-12-23
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 0-22288

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s Common Stock reported on the Nasdaq Global Market on March 31, 2008 was $31.6 million. Solely for purposes of this calculation, the term “affiliate” includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant’s voting securities.

As of December 9, 2008, the Registrant had outstanding 3,039,585 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.        Portions of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

FIDELITY BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended September 30, 2008

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

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

The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank, incorporated in 1927, conducts business from thirteen full-service offices located in Allegheny and Butler counties, two of five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank’s wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank’s fixed-rate residential mortgage loan portfolio which may include engaging in mortgage securitization transactions. FBIC, Inc. has not completed any mortgage securitization transactions to date. Total assets of FBIC, Inc. as of September 30, 2008 were $93.9 million.

The Company’s executive offices are located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237 and its telephone number is (412) 367-3300. The Company maintains a website at www.fidelitybancorp-pa.com.

Competition

The Bank is one of many financial institutions serving its market area. The competition for deposit products and loan originations comes from other depository institutions such as commercial banks, thrift institutions and credit unions in the Bank’s market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank competes for loans with a variety of non-depository institutions such as mortgage brokers, finance companies and insurance companies. Based on data compiled by the FDIC, the Bank had a 0.61% share of all FDIC-insured deposits in the Pittsburgh Metropolitan Statistical Area as of June 30, 2008, the latest date for which such data was available, ranking it 15th among 62 FDIC-insured institutions. This data does not reflect deposits held by credit unions with which the Bank also competes.

Lending Activities

The Bank’s principal lending activity is the origination of loans secured primarily by first mortgage liens on existing single-family residences in the Bank’s market area. At September 30, 2008, the Bank’s loan portfolio included $215.9 million of residential loans, $8.6 million of residential construction loans, $84.2 million of commercial and multi-family real estate loans, and $26.5 million of commercial construction loans. The Bank also engages in consumer installment lending primarily in the form of home equity loans. At September 30, 2008, the Bank had $90.5 million in home equity loans in the portfolio. Substantially all of the Bank’s borrowers are located in the Bank’s market area and would be expected to be affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by loan type in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%
	(Dollar amounts in thousands)
Real estate loans:
Residential:
Single-family (1-4 units)	$215,940	45.4%	$226,791	47.6%	$219,031	48.1%	$158,019	42.5%	$110,053	34.6%
Multi-family (over 4 units)	154	-	239	0.1	259	0.1	275	0.1	290	0.1
Construction:
Residential	8,580	1.8	8,539	1.8	13,369	2.9	23,070	6.2	23,409	7.4
Commercial	26,519	5.6	24,363	5.1	19,147	4.2	11,164	3.0	11,703	3.7
Commercial	84,074	17.7	79,206	16.7	72,171	15.8	67,889	18.2	63,681	20.1

Total real estate loans	335,267	70.5	339,138	71.3	323,977	71.1	260,417	70.0	209,136	65.9
Installment loans	94,654	19.9	95,628	20.1	93,306	20.5	79,780	21.4	75,990	24.0
Commercial business loans and leases	45,527	9.6	40,953	8.6	38,166	8.4	32,028	8.6	32,082	10.1

Total loans receivable	475,448	100.0%	475,719	100.0%	455,449	100.0%	372,225	100.0%	317,208	100.0%

Less:
Loans in process	(11,265)		(13,752)		(13,369)		(23,070)		(23,409)
Unearned discounts and fees	27		(11)		(136)		(483)		(801)
Allowance for loan losses	(3,424)		(3,027)		(2,917)		(2,596)		(2,609)

Net loans receivable	$460,786		$458,929		$439,027		$346,076		$290,389

Loan Portfolio Sensitivity. The following table sets forth the estimated maturity of the Company’s loan portfolio at September 30, 2008. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $150.0 million for the year ended September 30, 2008. All loans are shown as maturing based on contractual maturities. Demand loans, loans which have no stated maturity and overdrafts are shown as due in one year or less.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
	(In thousands)
Real estate loans:
Residential	$303	$2,566	$213,225	$216,094
Commercial	13,700	19,494	50,880	84,074
Construction	10,770	11,121	13,208	35,099
Installment loans	19,015	6,422	69,217	94,654
Commercial business loans and leases	22,039	12,672	10,816	45,527

Total	$65,827	$52,275	$357,346	$475,448

The following table sets forth the dollar amount of all loans at September 30, 2008, due after September 30, 2009, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
		(In thousands)
Real estate loans
Residential	$122,244	$93,547	$215,791
Commercial	29,428	40,946	70,374
Construction	11,801	12,528	24,329
Installment loans	73,711	1,928	75,639
Commercial business loans and leases	12,171	11,317	23,488

Total	$249,355	$160,266	$409,621

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

Residential Real Estate Lending. The Bank originates single-family residential loans and residential construction loans which provide for periodic interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15, 20, or 30-year terms and interest rates which adjust every one, three, five, seven, or ten years generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of the applicable time period. There is generally a two percentage point cap or limit on any increase or decrease in the interest rate per year with a five or six percentage point limit on the amount by which the interest rate can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2008 approximately $93.6 million or 43.3% of the residential mortgage loans in the Bank’s loan portfolio consisted of loans which provide for adjustable rates of interest.

The Bank also originates fixed-rate, single-family residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2008, approximately $122.5 million or 56.7% of the residential mortgage loans in the Bank’s loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank’s experience that such loans have remained outstanding for a substantially shorter period of time. The Bank’s policy is to enforce the “due-on-sale” clauses contained in most of its fixed-rate, adjustable-rate, and conventional mortgage loans, which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and, thus, contributes to shortening the average lives of such loans.

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

Commercial and Multi-family Real Estate Lending. In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank’s primary market area. At September 30, 2008, the Bank’s portfolio included $84.1 million of commercial real estate and $154,000 of multi-family residential real estate loans.

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

Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2008, home equity loans amounted to $90.5 million or 95.6% of the Bank’s total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower’s residence. Home equity loans are made at fixed and adjustable rates for terms of up to 20 years, and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

Consumer loans consist of motor vehicle loans, other types of secured consumer loans and unsecured personal loans. At September 30, 2008, these loans amounted to $1.8 million, which represented 1.9% of the Bank’s total installment loan portfolio. At September 30, 2008, motor vehicle loans amounted to $95,000 and unsecured loans and loans secured by property other than real estate amounted to $1.7 million.

The Bank also makes other types of installment loans such as savings account loans, personal lines of credit and overdraft loans. At September 30, 2008, these loans amounted to $2.4 million or 2.5% of the total installment loan portfolio. That total consisted of $481,000 of savings account loans, $1.8 million of personal lines of credit and $113,000 of overdraft loans.

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

Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable, and to finance inventory, as well as other business purposes. At September 30, 2008, commercial business loans amounted to $45.3 million or 9.8% of the total net loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2008, commercial leases amounted to $250,000 or 0.05% of the total net loan portfolio.

Loan Servicing and Sales. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership, and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank did not recognize any loan servicing fee income for the year ended September 30, 2008. As of September 30, 2008, there were no outstanding loans serviced for others.

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

The Bank sells fixed-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank’s loan portfolio. For the year ended September 30, 2008, the Bank sold $12.6 million of fixed-rate mortgage loans.

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

Classified Assets. Federal bank examiners require insured depository institutions to use a classification system for monitoring their problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection of principal in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the above categories, but which possess some weakness, are required to be designated “special mention” by management.

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

Included in non-accrual loans at September 30, 2008 are ten single-family residential real estate loans totaling $701,000, three commercial real estate loans totaling $3.0 million, twenty three home equity and installment loans totaling $676,000, and eight commercial business loans totaling $1.4 million. Certain other loans, while performing as of September 30, 2008, were classified as substandard, doubtful or loss. Performing loans, which were classified as of September 30, 2008, included three commercial real estate loans totaling $3.8 million and four commercial business loans totaling $231,000. While these loans are currently performing, they have been classified for one of the following reasons: the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; the loan was previously nonperforming but will retain its classification status because the loan is now thirty to ninety days past due. See “— Nonperforming Loans and Foreclosed Real Estate.”

Included in non-accrual loans at September 30, 2007 are thirteen single-family residential real estate loans totaling $831,000, three commercial real estate loans totaling $5.6 million, twenty one home equity and installment loans totaling $340,000, and nine commercial business loans totaling $1.9 million. Certain other loans, while performing as of September 30, 2007, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2007, included two commercial business loans totaling $278,000. While these loans are currently performing, they have been classified for one of the following reasons: other loans to the borrower are non-performing; internal loan review has identified a deterioration of the borrower’s financial capacity or a collateral shortfall. See “— Nonperforming Loans and Foreclosed Real Estate.”

At September 30, 2006, non-accrual loans consisted of seven single-family residential real estate loans totaling $403,000, one commercial real estate loan totaling $344,000, eighteen home equity and installment loans totaling $238,000, and seven commercial business loans totaling $1.7 million. Certain other loans, while performing as of September 30, 2006, were classified as substandard, doubtful or loss. Performing loans which were classified as of September 30, 2006, included two commercial business loans totaling $220,000. While these loans were performing, they have been classified for one of the following reasons: the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; internal loan review has identified a deterioration of the borrower’s financial capacity or a collateral shortfall. See “— Nonperforming Loans and Foreclosed Real Estate.”

The following table sets forth the Company’s classified assets in accordance with its classification system.

	At September 30,
	2008	2007	2006
	(In thousands)
Special Mention	$1,018	$1,324	$1,030
Substandard	9,709	9,015	2,552
Doubful	-	-	352
Loss	-	9	1

	$10,727	$10,348	$3,935

Classified assets were relatively unchanged during fiscal 2008 as compared to fiscal 2007. The increase in classified assets during fiscal 2007 as compared to fiscal 2006 is primarily attributed to two commercial real estate loans totaling $5.3 million which were placed on non-accrual, classified as substandard, and deemed impaired during 2007; however, both loans were deemed to be adequately collateralized.

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

The following table sets forth information regarding the Company’s non-accrual loans and foreclosed real estate at the dates indicated. The Company had no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards (“SFAS”) No. 15 at the dates indicated. The Company had accruing loans past due 90 days or more of $653,000, $150,000, and $255,000, at September 30, 2008, 2007, and 2006, respectively. Such loans consisted of commercial lines of credit which were outstanding past their contractual maturity dates. In each case, such loans were otherwise current in accordance with their terms and the Company does not consider them nonperforming. The recorded investment in loans that are considered to be impaired under SFAS 114, as amended by SFAS 118, was $6.3 million at September 30, 2008, for which the related allowance for credit losses was $455,000. Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $292,000 for the year ended September 30, 2008. During the year ended September 30, 2008, $101,000 in interest income was recorded on such loans.

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans (1-4 family)	$701	$831	$403	$533	$777
Construction, multi-family, and commercial real estate	2,993	5,628	344	179	269
Installment loans	676	340	238	188	530
Commercial business loans and leases	1,357	1,947	1,700	1,419	2,071

Total nonperforming loans	$5,727	$8,746	$2,685	$2,319	$3,647

Total nonperforming loans as a percent of net loans receivable	1.24%	1.91%	0.61%	0.67%	1.26%

Total foreclosed real estate, net	$170	$52	$215	$789	$1,517

Total nonperforming loans and foreclosed real estate as a percent of total assets	0.81%	1.21%	0.40%	0.46%	0.82%

The decrease in non-performing loans during fiscal 2008 as compared to fiscal 2007 is primarily attributed to one commercial real estate loan that totaled $2.6 million, which was non-performing in fiscal 2007 but was subsequently cured via sale in fiscal 2008. The increase in non-performing loans during fiscal 2007 as compared to fiscal 2006 is primarily attributed to two commercial real estate loans totaling $5.3 million both of which were deemed to be adequately collateralized.

At September 30, 2008, the Company did not have any potential problem loans that were not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present repayment terms.

Allowance for Loan Losses

Management establishes reserves for estimated losses on loans based upon its evaluation of the inherent risks in the loan portfolio. The adequacy of the allowance is determined by management through the evaluation of such pertinent factors as the growth and composition of the loan portfolio, historical loss experience, the level and trend of past due and non-performing loans, the general economic conditions affecting the collectibility of loans in the portfolio, and other relevant factors. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and other data. Large balance and/or more complex loans, such as multi-family and commercial real estate loans may be evaluated on an individual basis and are also evaluated in the aggregate to determine adequate reserves. As individually significant loans become impaired, specific reserves are assigned to the extent of impairment. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of September 30, 2008 of $3.4 million is adequate to absorb probable loan losses in the portfolio.

The following table sets forth the rollforward of the Bank’s allowance for loan losses.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$3,027	$2,917	$2,596	$2,609	$3,091

Provision for loan losses	1,260	575	600	600	275
Charge offs:
Residential real estate	(102)	(11)	(7)	(41)	(70)
Commercial real estate	(150)	(14)	(9)	-	(334)
Installment	(164)	(135)	(252)	(295)	(222)
Commercial	(531)	(362)	(58)	(334)	(193)

Total	(947)	(522)	(326)	(670)	(819)
Recoveries:
Residential real estate	-	7	-	3	-
Commercial real estate	-	9	-	-	-
Installment	73	24	39	42	30
Commercial	11	17	8	12	32

Total	84	57	47	57	62

Net charge-offs	(863)	(465)	(279)	(613)	(757)

Balance at end of period	$3,424	$3,027	$2,917	$2,596	$2,609

Ratio of net charge-offs during the period to average loans outstanding during the period	0.19%	0.10%	0.07%	0.19%	0.27%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate loans	$474	45.4%	$452	47.7%	$369	48.2%	$483	42.6%	$287	34.7%
Commercial real estate loans	742	17.7	743	16.7	723	15.8	645	18.2	828	20.1
Construction loans	67	7.4	150	6.9	256	7.1	177	9.2	228	11.1
Installment loans	205	19.9	226	20.1	263	20.5	302	21.4	389	24.0
Commercial business loans and leases	1,936	9.6	1,456	8.6	1,306	8.4	989	8.6	877	10.1

Total	$3,424	100.0%	$3,027	100.0%	$2,917	100.0%	$2,596	100.0%	$2,609	100.0%

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

Current regulatory and accounting guidelines regarding securities (including mortgage-backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” At September 30, 2008, the Bank had securities classified as “held to maturity” and “available for sale” in the amount of $75.4 million and $146.7 million, respectively and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At September 30, 2008, the Company’s securities available for sale had an amortized cost of $155.3 million and fair value of $146.7 million. The changes in fair value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available for sale do not affect our income nor does it affect the Bank’s regulatory capital requirements or its loans-to-one borrower limit. The Bank has invested in trust preferred securities and management is closely monitoring these securities. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, and because the Bank has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Bank does not consider these assets to be other-than-temporarily impaired at September 30, 2008. However, continued price declines could result in a writedown of one or more of the trust preferred investments. Prices on trust preferred securities were calculated using a spread model based on their current credit ratings.

At September 30, 2008, the Bank’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) municipal obligations; (iv) mortgage-backed securities and collateralized mortgage obligations; (v) banker’s acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds and commercial paper; (viii) real estate mortgage investment conduits; (ix) equity securities and mutual funds; and (x) trust preferred securities. The Board of Directors may authorize additional investments.

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

As a Pennsylvania savings bank, the Bank has the authority to invest in the debt or equity securities of any corporation or similar entity existing under the laws of the United States, any state or the District of Columbia subject to the “prudent man” rule. Aggregate equity investments may not exceed the lesser of 7  1/2% of the book value of the Bank’s assets or 75% of its capital and surplus. The aggregate investment in the equity securities of any one issuer may not exceed 1% of the book value of the Bank’s assets or more than 5% of the total outstanding shares of the issuer. Under FDIC regulations, the Bank may only invest in listed equity securities or mutual funds.

Investment and Mortgage-Backed Securities Portfolio

Investment Securities

The following tables set forth the composition and amortized cost of the Bank’s investment and mortgage-backed securities at the dates indicated.

	At September 30,
	2008	2007	2006
	(In thousands)
Available-for-sale:
U.S. government and agency	$19,998	$26,454	$23,625
Municipal obligations	17,157	16,414	20,760
Corporate obligations	14,076	12,584	11,107
Mutual funds(1)	11,729	13,324	12,778
FreddieMac preferred stock	75	1,408	1,409
Equity securities	4,064	4,071	4,037
Trust preferred securities	25,175	26,481	27,969

Total	$92,274	$100,736	$101,685

Held-to-maturity:
U.S. government and agency	$19,019	$16,985	$21,984
Municipal obligations	20,595	21,007	22,648
Corporate obligations	1,993	3,487	4,993

Total	$41,607	$41,479	$49,625

(1)	Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, the CRA Qualified Investment Fund and Legg Mason Value Trust Fund.

At September 30, 2008, non-U.S. Government and U.S. Government agency or corporation securities that exceeded ten percent of stockholders’ equity are as follows. The AMF Ultra Short Mortgage Fund invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises which are no longer rated. The AMF Ultra Short Mortgage Fund was rated “Af” by Standard & Poor’s on July 11, 2008. On July 11, 2008 the Board of Trustees of the Asset Management Fund (the “Fund”) determined that it was in the best interest of the Fund to terminate the Fund’s agreement with Standard & Poor’s (S&P) Ratings Service. In the past, the Fund determined that one way to attract new investors would be to have the Fund rated. However, in response to the unprecedented turmoil and dislocation in the mortgage securities market, the Fund has temporarily discontinued accepting new purchase orders and the decision was made to terminate the rating. During fiscal 2008 the Company recognized a $2.04 million non-cash impairment charge on the AMF Ultra Short Mortgage Fund resulting from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty has negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company has deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value.

Issuer	Book Value	Fair Value
	(In thousands)
The AMF Ultra Short Mortgage Fund	$9,356	$9,356

Mortgage-Backed Securities

	At September 30,
	2008	2007	2006
	(In thousands)
Available-for-sale:
GinnieMae	$9,327	$933	$1,216
FannieMae	16,230	15,226	19,012
FreddieMac	8,726	18,300	23,014
GinnieMae Remic	6,095	-	-
FannieMae Remic	3,993	3,407	5,245
FreddieMac Remic	8,075	7,855	8,047
Federal Home Loan Bank Remic	1,625	-	-
Collateralized mortgage obligations	8,928	8,247	9,480

Total	$62,999	$53,968	$66,014

Held-to-maturity:
GinnieMae	$323	$385	$448
FannieMae	7,092	9,212	11,170
FreddieMac	7,115	9,190	11,075
FannieMae Remic	1,051	1,405	1,837
FreddieMac Remic	11,531	4,918	5,883
Collateralized mortgage obligations	6,685	7,964	5,841

Total	$33,797	$33,074	$36,254

The following tables set forth the amortized cost of each category of investment securities of the Bank at September 30, 2008 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents, assuming a 34% tax rate.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
U.S. government and agency	$2,000	4.03%	$14,999	4.63%	$2,999	5.34%	$-	-%	$19,998	4.68%
Municipal obligations	-	-	788	3.75	625	3.70	15,744	4.15	17,157	4.12
Corporate obligations	1,501	6.03	8,062	5.33	2,520	5.74	1,993	4.56	14,076	5.37
Mutual funds[1]	11,729	4.04	-	-	-	-	-	-	11,729	4.04
FreddieMac preferred stock	75	-	-	-	-	-	-	-	75	-
Equity securities	4,064	3.96	-	-	-	-	-	-	4,064	3.96
Trust preferred securities	-	-	381	5.89	-	-	24,794	5.17	25,175	5.18

Total	$19,369	4.16%	$24,230	4.85%	$6,144	5.34%	$42,531	4.77%	$92,274	4.70%

Held-to-maturity:
U.S. government and agency	$-	-%	$14,993	3.91%	$2,032	3.81%	$1,994	5.75%	$19,019	4.09%
Municipal obligations	-	-	2,158	4.22	5,966	4.15	12,471	4.91	20,595	4.62
Corporate obligations	-	-	1,993	4.48	-	-	-	-	1,993	4.48

Total	$-	-%	$19,144	4.01%	$7,998	4.06%	$14,465	5.02%	$41,607	4.37%

(1)	Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, and the CRA Qualified Investment Fund.

Information regarding the contractual maturities and weighted average yield of the Bank’s mortgage-backed securities portfolio at September 30, 2008 is presented below.

	Amounts at September 30, 2008 Which Mature In
	One Year or less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Available-for-sale:
GinnieMae	$-	$-	$489	$8,838	$9,327
FannieMae	-	1,216	948	14,066	16,230
FreddieMac	-	-	3,546	5,180	8,726
GinnieMae Remic	-	-	-	6,095	6,095
FannieMae Remic	-	1,006	1,540	1,447	3,993
FreddieMac Remic	-	-	3,029	5,046	8,075
Federal Home Loan Bank Remic	-	1,625	-	-	1,625
Collateralized mortgage obligations	-	-	-	8,928	8,928

Total	$-	$3,847	$9,552	$49,600	$62,999

Weighted average yield	-%	3.92%	4.56%	5.07%	4.92%

Held-to-maturity:
GinnieMae	$-	$-	$-	$323	$323
FannieMae	-	933	1,251	4,908	7,092
FreddieMac	-	3,596	2,342	1,177	7,115
FannieMac Remic	-	-	1,051	-	1,051
FreddieMac Remic	-	-	1,146	10,385	11,531
Collateralized mortgage obligations	-	-	2,630	4,055	6,685

Total	$-	$4,529	$8,420	$20,848	$33,797

Weighted average yield	-%	3.82%	4.09%	5.07%	4.66%

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

The Bank’s deposits are obtained primarily from residents of Allegheny and Butler Counties. The principal methods used by the Bank to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations and service hours. Also, during fiscal 2008, the Bank joined the Certificate of Deposit Account Registry Service (“CDARS”). This service enables the Bank to provide customers with access to up to $50 million in FDIC insurance on CD investments. If a customer places a deposit using the CDARS service the deposit is divided into amounts under $100,000 and spread out among other banks that use CDARS making the full amount eligible for FDIC insurance. For this service, CDARS charges a fee ranging from 6 to 24 basis points depending on the term of the certificate. It is a deposit-gathering tool that the Bank is using to build more profitable relationships without having to pledge collateral. As of September 30, 2008 the Bank had $2.7 million of CDARS deposits.

The following table shows the distribution of, and certain other information relating to the Bank’s deposits by type as for the periods indicated.

	Year Ended September 30,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Checking accounts:
Non-interest-bearing	$35,757	-%	$33,080	-%	$30,819	-%
Interest-bearing	42,434	0.68	39,815	0.65	41,056	0.54
Passbook and club accounts	54,930	1.10	58,221	1.10	70,133	1.12
Money market accounts	100,356	2.59	110,737	4.15	82,383	4.06
Certificate accounts	189,764	4.36	178,545	4.48	170,352	3.89

Total	$423,241	2.78%	$420,398	3.20%	$394,743	2.76%

In recent years, the Bank has been required by market conditions to rely increasingly on short-term certificate accounts and other savings deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank’s primary source of savings deposits. As a result of deregulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in savings deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2008, the Bank’s total retirement funds were $46.8 million or 11.2% of its total deposits.

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

Certificates of Deposits. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2008 are summarized as follows:

Maturity	Amount
(In thousands)
3 months or less	$10,596
Over 3 months through 6 months	8,613
Over 6 months through 12 months	14,440
Over 12 months	6,306

Total	$39,955

Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending, as well as to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2008, the Bank had $150.8 million of advances outstanding, including $118.8 million in long-term advances and $32.0 million in short-term borrowings. Original maturities of long-term debt range from three to ten years. Short-term borrowings represent overnight advances.

The Bank also, from time to time, enters into sales of securities under agreements to repurchase (“repurchase agreements”). Such repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2008, the Bank had $104.0 million in repurchase agreements outstanding, including $9.0 million in retail repurchase agreements and $95.0 million in wholesale structured repurchase agreements.

The Bank has eight separate repurchase agreements with PNC Bank, N.A. (“PNC”) and Citigroup Global Markets, Inc. (“CGMI”). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations and mortgage-backed securities which continue to be carried as assets of the Bank and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Seven of the agreements provide an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. The counterparty has the option of terminating the seven repurchase agreements at the conversion date and quarterly thereafter. The Bank also has one fixed rate agreement that does not convert. The counterparty may terminate this agreement at the end of six months. The counterparty may also terminate any of the repurchase agreements upon certain events of default including the Bank’s failure to maintain well capitalized status. Upon termination, the Bank would be required to repurchase the securities. At September 30, 2008, the Bank had $55.0 million outstanding with PNC and $40.0 million outstanding with CGMI.

At September 30, 2008, the Company had outstanding subordinated debt in the amount of $7.7 million. The debentures were issued on September 20, 2007 and initially bore a fixed interest rate of 7.05% per annum through December 15, 2007. The rate thereafter adjusts quarterly to the three-month LIBOR plus a margin of 136 basis points. The debentures mature on December 15, 2037 and are callable in whole or in part at par on or after December 15, 2012. The Company has the right to defer payments of interest on the debentures for up to five years. The debt was issued to a Delaware statutory business trust, FB Capital Statutory Trust III, established by the Company for this purpose. The trust purchased the debentures using funds from the sale of trust preferred securities on substantially the same terms as the subordinated debt. During the second quarter of fiscal 2008, the Company entered into an interest rate swap to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount (see note 20 “Derivative Instrument”).

The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

	At or for the Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Retail repurchase agreements:
Average balance outstanding	$9,656	$9,339	$7,146
Maximum amount outstanding at any month-end during the period	12,383	12,121	9,282
Weighted average interest rate during the period	2.57%	4.96%	4.44%
Balance outstanding at end of period	$9,003	$10,537	$8,638
Weighted average interest rate at end of period	1.50%	4.50%	4.99%
Federal funds purchased:
Average balance outstanding	$3,765	$9,619	$3,329
Maximum amount outstanding at any month-end during the period	8,000	12,000	7,500
Weighted average interest rate during the period	3.77%	5.28%	5.11%
Balance outstanding at end of period	$-	$-	$7,500
Weighted average interest rate at end of period	-%	-%	5.41%
FHLB Repoplus Advances:
Average balance outstanding	$17	$4,247	$73,111
Maximum amount outstanding at any month-end during the period	-	50,000	131,520
Weighted average interest rate during the period	2.31%	5.42%	4.60%
Balance outstanding at end of period	$-	$-	$-
Weighted average interest rate at end of period	-%	-%	-%
FHLB Revolving Line of Credit:
Average balance outstanding	$15,430	$29,427	$14,546
Maximum amount outstanding at any month-end during the period	52,560	79,719	73,611
Weighted average interest rate during the period	3.71%	5.33%	5.35%
Balance outstanding at end of period	$31,980	$22,760	$70,768
Weighted average interest rate at end of period	2.02%	5.11%	5.30%
Total average short-term borrowings	$28,868	$52,632	$98,132
Average interest rate of total short-term borrowings	1.91%	4.92%	5.28%

Employees

At September 30, 2008, the Company had 129 full-time and 29 part-time employees. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

SUPERVISION AND REGULATION

Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act “EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 million in troubled assets immediately and up to $350 million upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 million if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

On December 12, 2008, the Registrant entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program, pursuant to which the Registrant sold (i) 7,000 shares of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 121,387 shares of the Registrant’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of $7.0 million in cash.

The Series B Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series B Preferred Stock may be redeemed by the Registrant after three years. Prior to the end of three years, the Series B Preferred Stock may be redeemed by the Registrant only with proceeds from the sale of qualifying equity securities of the Registrant (a “Qualified Equity Offering”).

Pursuant to the terms of the Purchase Agreement, the ability of the Registrant to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.14) declared on the Common Stock prior to December 12, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Registrant or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series B Preferred Stock and (b) the date on which the Series B Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series B Preferred Stock to third parties. The restrictions described in this paragraph are set forth in the Purchase Agreement.

In addition, the ability of the Registrant to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that the Registrant fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series B Preferred Stock.

“Junior Stock” means the Common Stock and any other class or series of stock of the Registrant the terms of which expressly provide that it ranks junior to the Series B Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Registrant. “Parity Stock” means any class or series of stock of the Registrant the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Registrant (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.65 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Series B Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Registrant has agreed to promptly enter into a deposit arrangement pursuant to which the Series B Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Series B Preferred Stock, may be issued. The Registrant has agreed to register the Series B Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the “Warrant Shares”) and Depositary Shares, if any, as soon as practicable after the date of the issuance of the Series B Preferred Stock and the Warrant. Neither the Series B Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series B Preferred Stock and December 31, 2009.

The Purchase Agreement also subjects the Registrant to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, each of Messrs. Richard G. Spencer, Anthony F. Rocco and Michael A. Mooney and Ms. Sandra L. Lee and Ms. Lisa L. Griffith, the Registrant’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Registrant for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity or debt securities of the Registrant acquired through the TARP Capital Purchase Program; and (ii) entered into a letter agreement (the “Letter Agreement”) with the Registrant amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the Treasury owns any debt or equity securities of the Registrant acquired pursuant to the Purchase Agreement or the Warrant, as necessary to comply with Section 111(b) of the EESA.

The foregoing description of the TARP, the CPP and securities covered thereby is qualified in its entirety by reference to the Summary of Senior Preferred Terms and other information regarding the TARP and CPP published on the Department’s website at www.treasury.gov and incorporated herein by reference.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “ — Regulation of the Bank—Regulatory Capital Requirements.”

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

Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009. Senior unsecured debt would include federal funds purchased and certificates of deposit outstanding to the credit of the bank. All eligible institutions participate in the program without cost for the first 30 days of the program. After December 5, 2008, institutions will be assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate of 75 basis points of the amount of debt issued. Institutions must opt out of the Temporary Liquidity Guarantee Program by December 5, 2008 if they do not wish to participate.

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

Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 were grouped in Risk Category I and were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank has been designated a Risk Category I institution with a resulting assessment rate of .0670%. The Bank was able to offset its deposit insurance premium for 2008 with its assessment credit. At September 30, 2008 the Bank had a remaining assessment credit of $9,000.

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC has proposed to raise the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV would be increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has proposed to set the base annual assessment rate for institutions in Risk Category I to between 10 and 14 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 20, 30 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as two basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions by the ratio of its Tier 1 capital in excess of 15% to deposits. The assessment rate would be adjusted towards the maximum rate for Risk Category I institutions that have a high level of brokered deposits or have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances) to deposits exceeds 15%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 7, 10, 15 and 22.5 basis points, respectively.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2008 is approximately .0110% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2008, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2008.

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

As a member, it is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount not less than 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 4.75% of its outstanding advances from the FHLB, if any, plus 0.75% of its unused borrowing capacity, whichever is greater. At September 30, 2008, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2008, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania and federal law, Pennsylvania savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of September 30, 2008, the Bank’s loans-to-one borrower limitations were $7.5 million and $12.6 million, pursuant to the 15% and 25% limits, respectively, and it was in compliance with such limitations.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

At September 30, 2008, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and twelve full-service branch offices located in Allegheny and Butler counties. The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2008.

Location	County	Lease Expiration Date including Lease to Own Options
Address
Main Office
1009 Perry Highway	Allegheny	Own
Pittsburgh, PA 15237

Branch Offices:
3300 Brighton Road	Allegheny	Own
Pittsburgh, PA 15212

251 South Main Street	Butler	Own
Zelienople, PA 16063

312 Beverly Road	Allegheny	Lease 7/31/13
Pittsburgh, PA 15216

6000 Babcock Blvd.	Allegheny	Lease 11/30/09
Pittsburgh, PA 15237

1701 Duncan Avenue	Allegheny	Lease 01/31/10
Allison Park, PA 15101

4719 Liberty Avenue	Allegheny	Own
Pittsburgh, PA 15224

728 Washington Road	Allegheny	Own
Pittsburgh, PA 15228

2034 Penn Avenue	Allegheny	Own
Pittsburgh, PA 15222

683 Lincoln Avenue	Allegheny	Own
Bellevue, PA 15202

100 Broadway Street	Allegheny	Own
Carnegie, PA 15106

1729 Lowrie Street	Allegheny	Own
Pittsburgh, PA 15212

1339 Freedom Road	Butler	Lease 02/28/13
Cranberry Township, PA 16066

Administrative Offices:
Loan Center	Allegheny	Lease 09/30/17
1014 Perry Highway
Pittsburgh, PA 15237

Operations Center	Allegheny	Own
1015 Perry Highway
Pittsburgh, PA 15237

The Bank has acquired property for its 14th full service branch location in the East Liberty/Shadyside area. The branch is scheduled to open by the Spring of 2009.

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

	Stock Price		Cash
Quarter Ended:	High	Low	Dividends
September 30, 2008	$14.20	$10.78	$0.14
June 30, 2008	15.84	12.41	0.14
March 31, 2008	17.50	13.00	0.14
December 31, 2007	16.85	13.00	0.14
September 30, 2007	17.98	14.83	0.14
June 30, 2007	19.10	17.20	0.14
March 31, 2007	19.50	17.78	0.13
December 31, 2006	19.75	18.01	0.13

As of September 30, 2008 Fidelity Bancorp, Inc. had 3,028,725 shares of stock outstanding and approximately 1,100 stockholders, including beneficial owners whose stock is held in nominee name.

(b)	Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2008.

(c)	Issuer Purchases of Equity Securities.

On October 19, 2005, the Company announced a stock repurchase plan for up to 5% of shares outstanding, or 147,000 shares. On October 18, 2006, and October 17, 2007, twelve-month extensions of the plan were announced. There were no repurchases of common stock during the three month period ended September 30, 2008. As of September 30, 2008, there were 116,110 shares remaining under the repurchase program. On October 21, 2008, the stock repurchase plan was discontinued.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company reported net income of $841,000 or $0.28 per share on a diluted basis for fiscal 2008 compared to $3.7 million or $1.22 per share on a diluted basis (including an extraordinary gain of $89,000, net of tax or $.03 per diluted share) for fiscal 2007. Income from continuing operations for the year ended September 30, 2008 was $841,000 ($0.28 per diluted share) compared to $3.6 million ($1.19 per diluted share) for the prior fiscal year. The $2.9 million decrease in fiscal 2008 net income primarily reflects charges of $3.6 million for other-than-temporary impairment (“OTTI”) on certain investment securities. Excluding the impairment charges of $3.6 million, net income would have been $4.2 million or $1.37 per share (diluted).

Return on average equity was 1.83% (9.03% excluding the OTTI charges) and 8.13% for fiscal years 2008 and 2007, respectively. Return on average assets was 0.12% (0.57% excluding the OTTI charges) and 0.51% for fiscal 2008 and 2007, respectively. The ratio of other expenses to average assets for fiscal 2008 was 1.77% compared to 1.73% in fiscal 2007.

Total assets of the Company totaled $727.2 million at September 30, 2008, compared to $726.6 million at September 30, 2007. Increases were noted in held to maturity securities, loans receivable, Federal Home Loan Bank stock, office premises and equipment, and other assets, partially offset by decreases in cash and cash equivalents and available for sale securities.

The operating results of the Company depend primarily upon its net interest income, which is the difference between the yield earned on its interest earning assets and the rates paid on its interest bearing liabilities (interest-rate spread) and also the relative amounts of its interest earning assets and interest bearing liabilities. For the fiscal year ended September 30, 2008, the tax-equivalent interest-rate spread increased to 2.14%, as compared to 1.82% in fiscal 2007. The ratio of average interest earning assets to average interest bearing liabilities increased to 108.91% in fiscal 2008, from 108.52% in fiscal 2007. The increase in the spread for fiscal 2008 is attributed to the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The Company’s operating results are also affected to varying degrees by, among other things, service charges and fees, gains and losses on sales of securities and loans, impairment charges on securities, provision for loan losses, other operating income, operating expenses, and income taxes.

Critical Accounting Policies, Judgments and Estimates

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. These policies are contained in Note 1 to the consolidated financial statements.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and general practices within the financial services industry. Recent accounting pronouncements are contained in Note 1 to the consolidated financial statements. The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Securities. Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual securities below their amortized cost that are other than temporary result in writedowns of the individual securities to their estimated fair value. Such writedowns are included in earnings as realized losses. For a discussion on the determination of an other than temporary decline, please refer to Note 1 of the consolidated financial statements. The Company recognized other than temporary writedowns of $3.6 million in fiscal 2008. There were no writedowns in fiscal 2007.

Liquidity and Capital Resources

The Company has no operating business other than that of the Bank. The Company’s principal liquidity needs are for the payment of dividends and the payment of interest on its outstanding subordinated debt. The Company’s principal sources of liquidity are earnings on its investment securities portfolio and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends. At September 30, 2008, the Bank could pay approximately $1.9 million in dividends to the Company without prior approval from regulators.

The Bank’s primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, borrowings from the FHLB of Pittsburgh and other sources, including repurchase agreements and sales of investments. During fiscal 2008, the Bank used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, fund existing and continuing loan commitments, and to maintain its liquidity. At September 30, 2008 the total of approved loan commitments amounted to $5.4 million and the Company had $11.3 million of undisbursed loan funds. Unfunded commitments under lines and letters of credit amounted to $64.7 million at September 30, 2008. The amount of savings certificates which are scheduled to mature in the twelve-month period ended September 30, 2009 is $142.3 million. Management believes that, by evaluation of competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Company.

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

Capital

At September 30, 2008, the Company had capital in excess of all applicable regulatory capital requirements. At September 30, 2008, the ratio of the Company’s Tier 1 capital to average assets was 7.16%. The Company’s ratio of Tier 1 capital to risk-weighted assets was 10.63% and its ratio of total capital to risk-weighted assets was 11.33%.

The Bank currently exceeds all regulatory capital requirements, having a leverage ratio of Tier 1 capital to total average assets of 6.52%, a ratio of Tier 1 capital to risk-weighted assets of 9.68%, and a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of 10.38% at September 30, 2008. As a result, management does not anticipate regulatory capital requirements will have a material impact on operations.

Financial Condition

The Company’s assets were $727.2 million at September 30, 2008, an increase of $633,000 or 0.09% from assets at September 30, 2007. Increases were noted in held to maturity securities, loans receivable, Federal Home Loan Bank stock, office premises and equipment, and other assets, partially offset by decreases in cash and cash equivalents and available for sale securities.

Loan Portfolio

Net loans receivable increased $1.9 million or 0.4% to $460.8 million at September 30, 2008 from $458.9 million at September 30, 2007. Loans originated totaled $163.0 million in fiscal 2008, including amounts disbursed under lines of credit, versus $147.0 million in fiscal 2007. Mortgage loans originated amounted to $68.2 million, including $12.5 million originated for sale, compared to $74.7 million, including $8.3 million originated for sale, in fiscal 2008 and 2007, respectively. The Bank did not purchase any mortgage loans in fiscal 2008 or fiscal 2007. The decrease in the level of mortgage loan originations in fiscal 2008 primarily reflects a decrease in customer demand for this product in the Bank’s market area. The origination of adjustable rate mortgages (ARM’s) increased to $15.6 million in fiscal 2008 from $14.3 million in fiscal 2007. During fiscal 2008, the Bank continued to emphasize ARM’s, since they would perform better in a rising rate environment. Primarily for asset/liability management purposes, the Company initiated a program in fiscal 2001 in which a portion of the fixed rate, single-family mortgage loans originated were sold. Gains of $143,000 were realized on these sales in fiscal 2008. Principal repayments on outstanding mortgage loans increased to $58.7 million in fiscal 2008 as compared to $51.2 million in fiscal 2007. The combination of the above factors resulted in an overall decrease in mortgage loans receivable to $335.2 million at September 30, 2008 from $339.1 million at September 30, 2007.

Other loan originations, including installment loans, commercial business loans, and disbursements under lines of credit totaled $94.8 million in fiscal 2008 versus $72.3 million in fiscal 2007. During fiscal 2008, the Bank continued to emphasize other loans, particularly home equity loans, home equity lines of credit, and commercial business loans, since they generally have shorter terms than mortgage loans and would perform better in a rising rate environment. Installment loan originations and consumer lines of credit disbursements were $22.8 million in fiscal 2008 compared to $22.3 million in fiscal 2007. Commercial business loan originations and business line of credit disbursements were $72.0 million in fiscal 2008 compared to $50.0 million in fiscal 2007. Principal repayments on other loans were $91.2 million in fiscal 2008 compared to $67.2 million in 2007. The net result of the above factors caused the balance of installment loans to decrease to $94.7 million at September 30, 2008, as compared to $95.6 million at September 30, 2007. Commercial business loans and leases were $45.5 million at September 30, 2008 versus $41.0 million at September 30, 2007.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate at the dates indicated. The table does not include $653,000 and $150,000 in loans at September 30, 2008 and 2007, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. These loans represent commercial business lines of credit, which have reached their maturity dates and are in the process of renewing. The Bank did not have any loans, which were classified as troubled debt restructurings at the dates presented.

	September 30,
	2008	2007
	(Dollars in Thousands)
Non-accrual residential real estate loans (one-to-four family)	$701	$831
Non-accrual construction, multi-family residential and commercial real estate loans	2,993	5,628
Non-accrual installment loans	676	340
Non-accrual commercial business and lease loans	1,357	1,947

Total non-performing loans	$5,727	$8,746

Total non-performing loans as a percent of net loans receivable	1.24%	1.91%

Total foreclosed real estate, net of related reserves	$170	$52

Total non-performing loans and foreclosed real estate as a percent of total assets	0.81%	1.21%

Nonperforming loans decreased to $5.7 million (1.24% of net loans receivable) at September 30, 2008 compared to $8.7 million (1.91% of net loans receivable) at September 30, 2007. The decrease in nonperforming loans is due to one commercial real estate loan that totaled $2.6 million at September 30, 2007, which was considered to be non-performing for fiscal 2007 but was subsequently cured via sale in fiscal 2008. At September 30, 2008, non-accrual loans consisted of ten 1-4 family residential real estate loans totaling $701,000, three commercial real estate loans totaling $3.0 million, twenty three installment loans totaling $676,000, and eight commercial business loans totaling $1.4 million. The largest individual non-accrual loan is a commercial real estate loan for $2.6 million.

Management has evaluated these loans and is satisfied that the allowance for loan losses at September 30, 2008 is adequate. The allowance for loan losses was $3.4 million at September 30, 2008 and $3.0 million at September 30, 2007. The balance at September 30, 2008, at 0.74% of net loans receivable and 59.8% of non-performing loans, is considered reasonable by management.

Foreclosed real estate at September 30, 2008 consists of three single-family residential real estate loans, which are located in the Bank’s market area. Management believes that the carrying values of the properties at September 30, 2008 approximate their fair values less costs to sell. However, while management uses the best information available to make such determinations, future adjustments may become necessary.

Securities Available for Sale

Securities available for sale decreased $5.5 million or 3.6% to $146.7 million at September 30, 2008 from $152.2 million at September 30, 2007. These securities may be held for indefinite periods of time and are generally used as part of the Bank’s asset/liability management strategy. These securities may be sold in response to changes in interest rates, prepayment rates or to meet liquidity needs. These securities consist of mortgage-backed securities, collateralized mortgage obligations, U.S. Government and Agency securities, tax-exempt municipal obligations, mutual funds, Federal Home Loan Mortgage Corporation stock, corporate obligations, trust preferred securities, and other equity securities. During fiscal 2008, the Company purchased $50.8 million of these securities and sold $6.4 million. Sales of these securities in fiscal 2008 resulted in a net pretax gain of $26,000. The Company does not have any collateralized debt obligations or subprime mortgage-backed securities.

Securities Held to Maturity

Securities held to maturity increased $851,000 or 1.1% to $75.4 million at September 30, 2008, compared to $74.6 million at September 30, 2007. These investments are comprised of mortgage-backed securities, collateralized mortgage obligations, U.S. Government and Agency securities, tax-exempt municipal securities and corporate obligations. During fiscal 2008, the Bank purchased $26.9 million of these securities.

Deposits

Deposits decreased $17.1 million during fiscal 2008 to $416.4 million at September 30, 2008 compared to $433.6 million at September 30, 2007. The decrease in deposits in primarily attributed to decreases in money market accounts and time deposits, partially offset by increases in checking accounts and passbook accounts.

The decrease in money market accounts and time deposits is a result of competitive market pressures. Customers seek the best rate in town for these products. The increase in checking accounts reflects the increased emphasis management has placed on attracting and retaining such accounts.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase represents retail agreements and wholesale structured borrowings. Securities sold under agreement to repurchase decreased $1.5 million or 1.5% to $104.0 million at September 30, 2008, from $105.5 million at September 30, 2007. The decrease is the result of a decrease in retail agreements. During fiscal 2008 and 2007 the Company had $9.0 million and $10.5 million of retail agreements outstanding, respectively. During fiscal 2008 and 2007 the Company had $95.0 million of structured borrowings outstanding.

Short-Term Borrowings

Short-term borrowings include Federal Home Loan Bank “RepoPlus” advances, a Federal Home Loan Bank revolving line of credit, federal funds purchased, and to a much lesser extent, treasury, tax and loan notes. These borrowings increased $8.6 million to $32.3 million at September 30, 2008, from $23.6 million at September 30, 2007. The increase was a result of a decrease in deposits and an increase in loans receivable. The Bank continues to utilize short-term borrowings as both a short-term funding source and as an effective means to structure borrowings to complement asset/liability management goals.

Long-Term Debt

Long-term debt represents FHLB advances, including fixed-rate advances and “Convertible Select” advances. Long-term debt increased $14.8 million or 14.2% to $118.8 million at September 30, 2008, from $104.1 million at September 30, 2007. As noted above, the increase was a result of a decrease in deposits and an increase in loans receivable.

Subordinated Debt

Subordinated debt represents debt issued by the Company to FB Capital Statutory Trust III in conjunction with the issuance of trust preferred securities by the Trust. The debt is unsecured and ranks subordinated and junior in right of payment to all indebtedness, liabilities, and obligations of the Company. The debt is due concurrently with the trust preferred securities. Subordinated debt was $7.7 million at September 30, 2008 and 2007.

Stockholders’ Equity

Stockholders’ equity decreased $4.3 million or 9.3% to $42.2 million at September 30, 2008 compared to September 30, 2007. This result reflects common stock cash dividends paid of $1.7 million, and an increase in the accumulated other comprehensive loss of $4.1 million. These decreases were offset by net income of $841,000, stock options exercised of $310,000, and a related tax benefit of $27,000, stock issued under the Dividend Reinvestment Plan of $143,000, and stock based compensation of $113,000.

Certain Ratios

	Year Ended September 30,
	2008	2007	2006
Return on average assets	0.12%	0.51%	0.59%
Return on average equity	1.83%	8.13%	9.89%
Average equity to assets ratio	6.33%	6.28%	5.96%
Dividend payout ratio	200.00%	45.90%	39.13%
Book value per share	$13.92	$15.55	$14.93

Results of Operations

Comparison of Fiscal Years Ended September 30, 2008 and 2007

Net income was $841,000 ($0.28 per diluted share) for the year ended September 30, 2008 compared to $3.7 million ($1.22 per diluted share) for fiscal 2007. Fiscal 2007 results include an extraordinary gain of $89,000 ($0.03 per diluted share). The gain was related to insurance proceeds received from the destructive fire at the Bank’s Carnegie Branch location in October 2005. While the insurance proceeds were reinvested in the construction of the new Carnegie Branch location, the proceeds, net of the book value of the associated assets at the time of the fire, were recorded as a gain in accordance with accounting literature. There were no extraordinary items recorded in fiscal 2008. Income from continuing operations for the fiscal year ended September 30, 2008 was $841,000 ($0.28 per diluted share) compared to $3.6 million ($1.19 per diluted share) for the fiscal year ended September 30, 2007. The $2.8 million decrease in fiscal 2008 income from continuing operations primarily reflects charges of $3.6 million for other-than-temporary impairment (“OTTI”) charges on certain investment securities. Excluding the impairment charges of $3.6 million, income from continuing operations would have been $4.2 million or $1.37 per share (diluted). Other factors contributing to the decrease in income from continuing operations from fiscal 2007 include, an increase in the provision for loan losses of $685,000, an increase in other expenses of $213,000, or 1.7%, and an increase in the income tax provision of $524,000, which offset an increase in net interest income of $2.1 million or 14.5%, and an increase in other income (excluding OTTI charges) of $149,000, or 4.3%.

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

	Year Ended September 30,
	2008			2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$325,084	$19,361	5.96%	$320,415	$19,611	6.12%	$280,211	$16,470	5.88%
Installment loans	93,998	5,982	6.36	94,206	6,072	6.45	85,778	5,360	6.25
Commercial business and lease loans	43,476	2,889	6.64	41,096	3,116	7.58	30,555	2,609	8.54
Mortgage-backed securities	90,828	4,058	4.47	93,385	4,131	4.42	116,770	5,054	4.33
Investment securities and FHLB stock:
Taxable	108,352	5,411	4.99	112,778	5,930	5.26	122,056	5,795	4.75
Tax-exempt(1)	37,452	2,399	6.40	39,631	2,523	6.37	45,431	2,938	6.47
Interest-earning deposits	1,274	29	2.25	643	33	5.12	404	35	8.66

Total interest-earning assets	700,464	40,129	5.73	702,154	41,416	5.90	681,205	38,261	5.62

Non-interest-earning assets	28,425			27,538			28,167

Total assets	$728,889			$729,692			$709,372

Interest-bearing liabilities:
Deposits	$387,484	$11,750	3.03%	$387,318	$13,440	3.47%	$363,924	$10,894	2.99%
Short-term borrowings	23,837	740	3.10	47,901	2,356	4.92	100,368	4,707	4.69
Securities sold under agreement to repurchase	105,169	4,804	4.57	92,127	4,195	4.55	33,685	1,352	4.01
Long-term debt	118,925	5,322	4.47	109,557	5,473	5.00	124,377	5,998	4.82
Subordinated debt	7,732	451	5.83	10,112	930	9.20	10,310	863	8.37

Total interest-bearing liabilities	643,147	23,067	3.59	647,015	26,394	4.08	632,664	23,814	3.76

Non-interest bearing liabilities	39,745			37,082			34,417

Total liabilities	682,892			684,097			667,081
Stockholders’ equity	45,997			45,595			42,291

Total liabilities and stockholders’ equity	$728,889			$729,692			$709,372

Net interest income		$17,062			$15,022			$14,447

Interest rate spread(2)			2.14%			1.82%			1.86%

Net interest margin(3)			2.44%			2.14%			2.12%

Ratio of average interest-earning assets to average interest-bearing liabilities			108.91%			108.52%			107.67%

(1)

Interest income on tax-exempt investment securities was $1.7 million and $1.8 million and the yield was 4.46% and 4.47%, prior to adjusting for federal income tax at September 30, 2008 and 2007, respectively.

(2)	Interest rate spread is the difference between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities.
(3)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Year Ended September 30,			Year Ended September 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income on interest-earning assets:
Mortgage loans	$286	$(536)	$(250)	$2,363	$778	$3,141
Mortgage-backed securities	(113)	40	(73)	(1,012)	89	(923)
Installment loans	(13)	(77)	(90)	540	172	712
Commercial business loans and leases	180	(407)	(227)	900	(393)	507
Investment securities and other investments	(443)	(204)	(647)	(991)	709	(282)

Total interest-earning assets	(103)	(1,184)	(1,287)	1,800	1,355	3,155

Interest expense on interest-bearing liabilities:
Deposits	6	(1,696)	(1,690)	601	1,945	2,546
Borrowed funds	(72)	(1,086)	(1,158)	(120)	87	(33)
Subordinated debt	(219)	(260)	(479)	(17)	84	67

Total interest-bearing liabilities	(285)	(3,042)	(3,327)	464	2,116	2,580

Net change in net interest income	$182	$1,858	$2,040	$1,336	$(761)	$575

Interest Income on Loans

Interest income on loans decreased by $567,000 or 2.0% to $28.2 million in fiscal 2008 from $28.8 million in fiscal 2007. The decrease reflects a decrease in the average yield earned on the loan portfolio, partially offset by an increase in the average size of the loan portfolio. The average size of the loan portfolio increased from an average balance of $455.7 million in fiscal 2007 to $462.6 million in fiscal 2008. The increase in the average balance of the loan portfolio is primarily attributed to higher levels of commercial business loan originations and business line of credit disbursements in fiscal 2008.

Interest Income on Mortgage-Backed Securities

Interest income on mortgage-backed securities decreased by $73,000 or 1.8% in fiscal 2008 as compared to fiscal 2007. The decrease reflects a decrease in the average balance of mortgage-backed securities held, partially offset by an increase in the yield earned on these securities in fiscal 2008. The average balance of mortgage-backed securities held, including mortgage-backed securities available for sale, decreased from $93.4 million in fiscal 2007 to $90.8 million in fiscal 2008. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities. A rising rate environment generally causes a reduced level of loan repayments and a corresponding decrease in premium/discount amortization rates. Rising rates generally decrease the market value of the securities.

Interest Income on Investments

Interest income on investments (including those available for sale), which includes interest earning deposits with other institutions and FHLB stock, was $7.1 million in fiscal 2008, compared to $7.7 million in fiscal 2007. The fiscal 2008 results reflect both a decrease in the average balance of such investments to $147.1 million in fiscal 2008 as compared to $153.1 million in fiscal 2007 and a decrease in the average tax-equivalent yield earned in fiscal 2008 as compared to fiscal 2007.

Interest Expense on Deposits

Interest on deposits decreased $1.7 million or 12.6% to $11.8 million in fiscal 2008 from $13.4 million in fiscal 2007. The decrease reflects a decrease in the average rate paid on deposits, partially offset by an increase in the average balance of deposits.

Interest Expense on Securities Sold Under Agreement to Repurchase

Interest expense on securities sold under agreement to repurchase (including retail and structured borrowings) increased $609,000 or 14.5% to $4.8 million in fiscal 2008 compared to $4.2 million in fiscal 2007. The increase reflects both a higher level of average securities sold under agreement to repurchase in fiscal 2008 and an increase in the cost of these funds.

Interest Expense on Short-Term Borrowings

Interest expense on short-term borrowings (including FHLB “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes) decreased $1.6 million or 68.6% to $740,000 in fiscal 2008 compared to $2.4 million in fiscal 2007. The decrease reflects both a lower level of average short-term borrowing in fiscal 2008 and a decrease in the cost of these funds.

Interest Expense on Long-Term Debt

Interest expense on long-term debt (including FHLB fixed rate advances, and “Convertible Select” advances ) decreased $151,000 or 2.8% to $5.3 million in fiscal 2008, compared to $5.5 million in fiscal 2007. The decrease reflects a decrease in the cost of these borrowings, partially offset by an increase in the average balance of long-term debt.

Interest Expense on Subordinated Debt

Interest on subordinated debt declined $513,000 or 55.2% to $417,000 in fiscal 2008 compared to $930,000 in fiscal 2007. The decrease reflects decreases in both the average balance and average rate paid as the result of the refinancing of the subordinated debt in September 2007. The decrease in interest expense on subordinated debt was partially offset by $34,000 in interest expense on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt.

Provision for Loan Losses

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimates of the losses inherent in the portfolio, based on a quarterly review by management of the following factors:

•	historical experience

•	volume

•	type of lending conducted by the Bank

•	industry standards

•	the level and status of past due and non-performing loans

•	the general economic conditions in the Bank’s lending area

•	other factors affecting the collectibility of the loans in its portfolio

Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and other data. Large balance and/or more complex loans, such as multi-family and commercial real estate loans may be evaluated on an individual basis and are also evaluated in the aggregate to determine adequate reserves. As individually significant loans become impaired, specific reserves are assigned to the extent of the impairment.

The provision for loan losses was $1.3 million for the fiscal year ended September 30, 2008. The provision for loan losses was $575,000 for the fiscal year ended September 30, 2007. The provisions reflect management’s evaluation of the loan portfolio, current economic conditions, and other factors as described below. The allowance increased from $3.0 million at September 30, 2007 to $3.4 million at September 30, 2008. Loan charge-offs, net of recoveries, were $863,000 in fiscal 2008 compared to $465,000 in fiscal 2007. The balance of non-performing loans has decreased at September 30, 2008 compared to September 30, 2007, primarily attributed to one commercial real estate loan that was considered to be non-performing for fiscal 2007 but was subsequently cured via sale in fiscal 2008.

The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future, and that additional provisions for losses will not be required.

Other Income

Other income declined to $79,000 for the year ended September 30, 2008 compared to $3.5 million for the prior year, primarily because of the OTTI charges. Excluding OTTI charges, the Company’s non-interest or total other income increased by $149,000 or 4.3% to $3.7 million in fiscal 2008 compared to $3.5 million in fiscal 2007 primarily due to increases in loan service charges and fees, increases in deposit service charges and fees, and increases in the gains on sales of loans, partially offset by decreases in gains on the sales of investment securities and a decrease in other operating income.

Included in non-interest income is service fee income on loans and late charges of $511,000, which increased by $141,000 in fiscal 2008. These fees were $370,000 in fiscal 2007. Fiscal 2008 results include increases in late charges collected on residential mortgage loans and commercial loans, increases in transaction fees collected on lines of credit, increases in miscellaneous fees collected on residential mortgage loans, and increases in title insurance fees, partially offset by decreases in miscellaneous fees collected on home equity and commercial loans.

The Company recorded net gains on sales of securities of $26,000 and $126,000 in fiscal 2008 and 2007, respectively. Sales during fiscal years 2008 and 2007 were made from the available-for-sale category. The sales reflected normal efforts to reposition portions of the portfolio at various times during the respective years to reflect changing economic conditions, changing market conditions, and to carry out asset/liability management strategies.

OTTI charges during fiscal 2008 amounted to $3.6 million, of which $3.3 million was recognized in the fourth quarter. The impairment charges primarily relate to the Company’s holdings of Freddie Mac preferred stock and the AMF Ultra Short Mortgage Fund. A $1.3 million non-cash impairment charge on the Freddie Mac preferred stock resulted from the significant decline in the value of these securities following the announcement by the Federal Housing Finance Agency (“FHFA”) that both Freddie Mac and Fannie Mae have been placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of both entities. Management of the Company has deemed the impairment on the Freddie Mac stock to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuer. A $2.0 million non-cash impairment charge on the AMF Ultra Short Mortgage Fund resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty has negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company has deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value.

Gain on sale of loans was $143,000 and $100,000 in fiscal years 2008 and 2007, respectively. The Company sells, servicing released, a portion of the fixed-rate, first mortgage residential loans it originates. This strategy allows the Company to offer competitive market rates on loans, while not retaining in its portfolio some loans that may not fit the current asset/liability strategy. In addition, such loans can generally be sold at a profit when a commitment to sell is locked in when the application is taken.

Deposit service charges and fee income was $1.5 million and $1.3 million, in fiscal 2008 and 2007, respectively. Fiscal 2008 results include an increase in the volume of fees collected for returned checks on deposit accounts and an increase in the service charges assessed on checking accounts.

Automated teller machine (ATM) fees were $714,000 and $603,000 in fiscal years 2008 and 2007, respectively. The increase in fiscal 2008 is primarily attributed to an increase in the interchange fees earned on debit card transactions.

Non-insured investment product income was $232,000 and $391,000 in fiscal years 2008 and 2007, respectively. The decrease in fiscal 2008 is primarily attributed to a decrease in the commissions earned on the sales of these products due to lower volumes of sales.

Other operating income includes miscellaneous sources of income, which consist primarily of rental income, earnings on bank-owned life insurance, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Such income amounted to $542,000 and $641,000 in fiscal 2008 and 2007, respectively. Fiscal 2008 results were attributed to a decrease in rental income and a decrease in the profit on sale of fixed assets, partially offset by an increase in earnings on bank-owned life insurance. The decrease for fiscal 2008 is also attributed to a reduction in the recoveries collected on a loss related to a check kiting fraud discovered in March 2005 attributable to one business customer. The recoveries collected for fiscal 2008 were $51,000, as compared to $72,000 for fiscal 2007.

Other Expenses

Other expenses increased $213,000 or 1.7% to $12.9 million in fiscal 2008 compared to $12.7 million in fiscal 2007 primarily due to an increase in compensation and benefits expense, an increase in service bureau expense, and an increase in other operating expenses, partially offset by a decrease in office occupancy and equipment expense, a decrease in depreciation and amortization, a decrease in the net loss on foreclosed real estate, and the absence of debt issuance costs.

Compensation, payroll taxes, and fringe benefits, the largest component of operating expenses, increased $237,000 or 3.0% to $8.0 million in fiscal 2008 compared to $7.8 million in fiscal 2007. Factors contributing to the increase in fiscal 2008 were normal salary increases, increased payroll taxes, increased retirement expenses, and increased training expenses, partially offset by lower health insurance expense and lower miscellaneous personnel expenses.

Office occupancy and equipment expense decreased $35,000 or 3.3% in fiscal 2008 compared to fiscal 2007. The decrease in fiscal 2008 reflects decreases in furniture, fixtures, and equipment expense associated with converting its data processing operations to an outsourced service bureau environment in February 2007, and a decrease in taxes paid on office buildings, partially offset by increases in rent expense, utility expense, and office repairs and maintenance expense.

Depreciation and amortization decreased $45,000 or 8.2% to $507,000 in fiscal 2008 compared to $552,000 in fiscal 2007. The decrease in depreciation reflects equipment becoming fully depreciated, partially offset by depreciation on additions in those years.

The Bank recorded net gains on the sales of foreclosed real estate of $10,000 in fiscal year 2008 versus net losses of $101,000 in fiscal year 2007. Foreclosed real estate expense was $34,000 and $43,000 in fiscal years 2008 and 2007, respectively. The results reflect the costs associated with the holding and disposition of properties including writedowns during the periods. At September 30, 2008, the Bank had three single-family residential properties classified as foreclosed real estate. For the years ended September 30, 2008 and 2007, the Bank had $170,000 and $52,000 in foreclosed real estate, respectively.

Intangible amortization was $28,000 and $34,000 in fiscal years 2008 and 2007, respectively. The results reflect the amortization of the intangibles generated by the acquisitions of Carnegie Financial Corporation in February 2002 and First Pennsylvania Savings Association in December 2002, on an accelerated basis over ten years.

Advertising expense was $400,000 and $370,000 in fiscal years 2008 and 2007, respectively. The Company strives to market its products and services in a cost effective manner and incorporates a market segmentation strategy in its business plan to effectively manage its advertising dollars.

Professional fees were $389,000 and $295,000 in fiscal years 2008 and 2007, respectively. Professional fees include legal fees, audit fees, and supervisory examination and assessment fees. The increase in fiscal 2008 is primarily attributed to an increase in legal fees and audit fees.

Included in fiscal 2007 results is a one-time pre-tax charge of $277,000 associated with the redemption of $10 million of trust preferred securities. The $10,000,000 8.76% Floating Rate Preferred Securities were called at par in whole on September 26, 2007, and the unamortized issuance costs of $277,000 were charged to expense.

Service bureau expense amounted to $336,000 and $152,000 for fiscal years ended 2008 and 2007, respectively. The increase in fiscal 2008 is a result of the Bank converting its data processing operations from an in-house environment to an outsourced service bureau environment in February 2007. Furthermore, the Bank received a discount on service bureau fees for the first year of outsourcing, thus also contributing to the increases in the current fiscal year. The service bureau environment has reduced compensation expense and office occupancy and equipment expense.

Other operating expenses, which consist primarily of check processing costs, bank service charges, director’s fees, and other administrative expenses, amounted to $2.1 million in fiscal 2008 and $2.0 million in fiscal 2007. Significant variations in fiscal 2008, compared to fiscal 2007, include increases in automobile expenses, including mileage, bank service charge expense, fees related to checking account charge offs, ATM expenses, director’s fees, and organizational dues and subscriptions expense, partially offset by decreases in consulting fees, bad check charge offs, and teller cash over and short expense primarily attributed to reduced losses associated with branch robberies.

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that did not opt out of the program by December 5, 2008 will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued.

Income Taxes

The Company generated taxable income and, as a consequence, recorded tax provisions of $1.4 million and $914,000 for fiscal 2008 and 2007, respectively. The effective tax rate was 63.1% and 20.1% for fiscal 2008 and 2007, respectively. The tax provision for fiscal 2008 was significantly impacted by the OTTI charges during the period, thus the effective tax rate is not meaningful. The amount of tax benefit recognized on the OTTI charges was based on the tax characteristics of each security (capital or ordinary). Those securities that are treated as capital for tax purposes have limited tax benefits recorded. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Had the legislation been in effect as of September 30, 2008, and had the Company recognized the loss as an ordinary loss for the fiscal year ended September 30, 2008, the positive impact recorded would have been $491,000, or $0.16 per diluted share. The Company will recognize the additional tax benefit of $491,000 in the quarter ending December 31, 2008.

The difference between the Company’s effective tax rate and the statutory rate is also attributable to the Bank’s tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax, and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for fiscal 2008 was $7.7 million and $1.6 million, respectively, compared to $8.5 million and $1.6 million, respectively, for fiscal 2007.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee

Fidelity Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Fidelity Bancorp, Inc. and its subsidiaries as of September 30, 2008; and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fidelity Bancorp, Inc. for the year ended September 30, 2007, were audited by other auditors whose report, dated December 18, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiaries as of September 30, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Fidelity Bancorp, Inc.’s internal control over financial reporting as of September 30, 2008, which is included in Item 9A(T) of Form 10-K and, accordingly, we do not express an opinion thereon.

/s / S.R. Snodgrass A.C.

Wexford, PA

December 16, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidelity Bancorp, Inc.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Fidelity Bancorp, Inc. and subsidiary as of September 30, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiary at September 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s / Beard Miller Company LLP

Pittsburgh, Pennsylvania

December 18, 2007

Consolidated Statements of Financial Condition

	September 30,
	2008	2007
	(Dollars in Thousands, Except per Share Data)
Assets
Cash and due from banks	$6,701	$10,848
Interest bearing demand deposits with other institutions	4,071	228

Cash and Cash equivalents	10,772	11,076

Securities available for sale	146,680	152,223
Securities held to maturity, fair value 2008 $73,531; 2007 $74,010	75,404	74,553
Loans held for sale	225	169
Loans receivable, net of allowance 2008 $3,424; 2007 $3,027	460,786	458,929
Federal Home Loan Bank stock, at cost	7,943	7,102
Office premises and equipment, net	6,949	5,698
Accrued interest receivable	3,512	3,631
Goodwill	2,653	2,653
Other assets	12,286	10,543

Total Assets	$727,210	$726,577

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$37,983	$36,367
Interest bearing	378,431	397,188

Total Deposits	416,414	433,555

Securities sold under agreement to repurchase	104,003	105,537
Short-term borrowings	32,258	23,618
Long-term debt	118,800	104,050
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	1,483	1,451
Other liabilities	4,365	4,164

Total Liabilities	685,055	680,107

Stockholders’ Equity

Preferred stock, $0.01 par value per share; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share; 10,000,000 shares authorized; issued 2008 3,647,854 shares; 2007 3,606,722 shares	36	36
Paid-in capital	45,931	45,338
Retained earnings	12,268	13,115
Accumulated other comprehensive loss, net of tax	(5,698)	(1,637)
Treasury stock, at cost 2008 619,129 shares; 2007 619,129 shares	(10,382)	(10,382)

Total Stockholders’ Equity	42,155	46,470

Total Liabilities and Stockholders’ Equity	$727,210	$726,577

See notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended September 30,
	2008	2007
	(In Thousands, Except per Share Data)

Interest Income:
Loans	$28,232	$28,799
Mortgage-backed securities	4,058	4,131
Investment securities-taxable	5,411	5,930
Investment securities-tax-exempt	1,670	1,770
Other	29	33

Total Interest Income	39,400	40,663

Interest Expense:
Deposits	11,750	13,440
Securities sold under agreement to repurchase	4,804	4,195
Short-term borrowings	740	2,356
Long-term debt	5,322	5,473
Subordinated debt	417	930
Interest rate swap contract	34	-

Total Interest Expense	23,067	26,394

Net Interest Income	16,333	14,269

Provision for Loan Losses	1,260	575

Net Interest Income after Provision for Loan Losses	15,073	13,694

Other Income:
Loan service charges and fees	511	370
Realized gain on sales of securities, net	26	126
Impairment charge on securities	(3,572)	-
Gain on sales of loans	143	100
Deposit service charges and fees	1,483	1,271
ATM fees	714	603
Non-insured investment products	232	391
Other	542	641

Total Other Income	79	3,502

Operating Expenses:
Compensation and benefits	8,012	7,775
Office occupancy and equipment expense	1,039	1,074
Depreciation and amortization	507	552
(Gain) loss on sales of foreclosed real estate	(10)	101
Foreclosed real estate expense	34	43
Amortization of intangible assets	28	34
Advertising	400	370
Professional fees	389	295
Debt issuance charge upon redemption	-	277
Service bureau expense	336	152
Other	2,138	1,987

Total Other Expenses	12,873	12,660

Income before Provision for Income Taxes and Extraordinary Gain	2,279	4,536
Provision for Income Taxes	1,438	914

Income before Extraordinary Gain	841	3,622
Income from Extraordinary Gain, Net of Taxes	-	89

Net Income	$841	$3,711

See notes to consolidated financial statements.

Consolidated Statements of Income (Continued)

	Years Ended September 30,
	2008	2007
	(In Thousands, Except per Share Data)

Earnings per Share:
Basic:
Income before Extraordinary Gain	$0.28	$1.21
Income from Extraordinary Gain, Net of Taxes	-	0.03

Net Income	$0.28	$1.24

Diluted:
Income before Extraordinary Gain	$0.28	$1.19
Income from Extraordinary Gain, Net of Taxes	-	0.03

Net Income	$0.28	$1.22

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Number of Shares Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2006	3,569,525	$35	$44,774	$11,076	$(1,485)	$(10,205)	$44,195
Comprehensive income (loss):
Net income				3,711			3,711
Comprehensive loss on investment securities, net of reclassification adjustment, net of tax					(152)		(152)

Total Comprehensive Income							3,559

Stock-based compensation expense			93				93
Stock options exercised, including tax benefit of $14	28,390	1	314				315
Cash dividends declared ($0.56 per share)				(1,672)			(1,672)
Treasury stock purchased (10,100 shares)						(177)	(177)
Sale of stock through Dividend Reinvestment Plan	8,807		157				157

Balance at September 30, 2007	3,606,722	36	45,338	13,115	(1,637)	(10,382)	46,470
Comprehensive income (loss):
Net income				841			841
Comprehensive loss on cash flow hedges net of tax					(27)		(27)
Comprehensive loss on investment securities, net of reclassification adjustment, net of tax					(4,034)		(4,034)

Total Comprehensive Loss							(3,220)

Stock-based compensation expense			113				113
Stock options exercised, including tax benefit of $27	25,988		337				337
Restricted stock issued	5,100
Cash dividends declared ($0.56 per share)				(1,688)			(1,688)
Sale of stock through Dividend Reinvestment Plan	10,044		143				143

Balance at September 30, 2008	3,647,854	$36	$45,931	$12,268	$(5,698)	$(10,382)	$42,155

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2008	2007
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$841	$3,711
Adjustments to reconcile net income to net cash provided by operating activities:
Income from extraordinary gain, net of taxes	-	(89)
Provision for loan losses	1,260	575
(Gain) loss on foreclosed real estate	(10)	101
Provision for depreciation and amortization	507	552
Deferred loan fee amortization	(18)	(54)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	168	194
Deferred income tax provision	(79)	404
Amortization of intangibles	28	34
Net realized gains on sales of investments	(26)	(126)
Impairment charge on securities	3,572	-
Loans originated for sale	(12,513)	(8,293)
Sales of loans held for sale	12,600	8,262
Net gains on sales of loans	(143)	(100)
Decrease (increase) in interest receivable	119	(278)
Increase in interest payable	85	188
(Decrease) increase in accrued taxes	(365)	121
Noncash compensation expense related to stock benefit plans	113	93
Debt issuance charge upon redemption	-	277
Changes in other assets	835	(965)
Changes in other liabilities	328	(125)

Net Cash Provided by Operating Activities	7,302	4,482

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	6,351	9,890
Proceeds from maturities and principal repayments of securities available-for-sale	40,000	14,678
Purchases of securities available-for-sale	(50,813)	(11,409)
Proceeds from maturities and principal repayments of securities held-to-maturity	26,069	16,205
Purchases of securities held to maturity	(26,946)	(5,022)
Net increase in loans	(3,649)	(20,480)
Proceeds from sales of foreclosed real estate	442	119
Additions to office premises and equipment	(1,758)	(367)
Proceeds from insurance claim - Carnegie Branch	-	135
Proceeds from sales of office premises and equipment	-	137
Purchases of FHLB stock	(5,273)	(4,672)
Redemptions of FHLB stock	4,432	6,702

Net Cash (Used in) Provided by Investing Activities	(11,145)	5,916

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)

	Years Ended September 30,
	2008	2007
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	$(17,141)	$19,373
Net (decrease) increase in retail repurchase agreements	(1,534)	1,899
Proceeds from structured repurchase agreements	-	20,000
Net increase (decrease) in short-term borrowings	8,640	(55,007)
Increase (decrease) in advance payments by borrowers for taxes and insurance	32	(57)
Proceeds from long-term debt	55,000	20,000
Repayments of long-term debt	(40,250)	(10,242)
Proceeds from issuance of subordinated debt	-	7,732
Redemption of subordinated debt	-	(10,310)
Cash dividends paid	(1,688)	(1,672)
Stock options exercised	310	301
Excess tax benefit realized on stock-based compensation	27	14
Proceeds from sale of stock through Dividend Reinvestment Plan	143	157
Acquisition of treasury stock	-	(177)

Net Cash Provided by (Used in) Financing Activities	3,539	(7,989)

Net (Decrease) Increase in Cash and Cash Equivalents	(304)	2,409

Cash and Cash Equivalents - Beginning	11,076	8,667

Cash and Cash Equivalents - Ending	$10,772	$11,076

Supplementary Cash Flow Information
Interest paid on deposits and other borrowings	$22,982	$26,206

Income taxes paid	$1,465	$795

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$550	$57

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. Intercompany balances and transactions have been eliminated in consolidation.

Estimates

The financial statements are prepared in conformity with U.S. generally accepted accounting principles. These principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the evaluation of other than temporary impairment of securities.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located in the greater Pittsburgh metropolitan area. Note 2 discusses the types of securities that the Company invests in. Note 3 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other financial institutions with original maturities of 90 days or less.

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

Cash Surrender Value of Bank Owned Life Insurance (“BOLI”)

The Bank has purchased life insurance on the lives of certain officers of the Bank. The beneficial aspects of these life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the consolidated statement of financial condition, and any increases in cash surrender value are recorded as other income on the consolidated statement of income.

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

There were no changes in the carrying amount of goodwill for the years ended September 30, 2008 and 2007. Goodwill amounted to $2.65 million at September 30, 2008 and September 30, 2007.

Amortizable intangible assets were composed of the following:

		September 30,

		2008	2007

	Gross Carrying Amount	Accumulated Amortization

	(Dollars in Thousands)

Amortizable intangible assets, acquisition of deposit accounts	$325	$270	$241

Aggregate amortization expense:
For the year ended September 30, 2008	$29
Estimated amortization expense:
For the year ended September 30, 2009	$22
For the year ended September 30, 2010	17
For the year ended September 30, 2011	10
For the year ended September 30, 2012	5
For the year ended September 30, 2013	1

Other Assets

Financing costs related to the Company’s issuance of subordinated debt were being amortized over the life of the debentures and totaled $10,000 for the year ended September 30, 2007, with the unamortized balance included in other assets. The subordinated debt was redeemed in fiscal 2007 and the remaining unamortized finance costs as of the redemption date of $277,000 were charged to noninterest expense.

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment. The Company establishes a valuation allowance for deferred tax assets in accordance with FAS No. 109 when it is more likely than not that the deferred tax asset will be realized through carry-back to taxable income in prior years, future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. The adoption of FASB Interpretation No. 48 did not have a material effect on the financial statements and, accordingly, no unrecognized tax benefits were recorded as of September 30, 2008. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2008 and 2007, the Company recognized neither interest nor penalties. The Company has not recorded an accrual for the payment of interest and penalties at September 30, 2008 and 2007.

Treasury Stock

The acquisition of treasury stock is recorded under the cost method. At the date of subsequent reissue, the treasury stock is reduced by the cost of such stock on the average cost basis.

Advertising

The Company follows the policy of accruing advertising costs on a monthly basis, based on its annual budget.

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

	Years Ended September 30,
	2008	2007
	(Dollars in Thousands, Except per Share Data)

Basic earnings per share:
Net income	$841	$3,711
Weighted average shares outstanding	3,016,442	2,982,886
Earnings per share	$0.28	$1.24

Diluted earnings per share:
Net income	$841	$3,711
Weighted average shares outstanding	3,016,442	2,982,886
Dilutive effect of stock options	29,667	64,048

Total diluted weighted average shares outstanding	3,046,109	3,046,934

Earnings per share	$0.28	$1.22

Options to purchase 79,533 shares of common stock at $14.27 per share, 48,371 shares at $21.35 per share, 30,651 shares at $22.91 per share, 39,500 shares at $18.87 per share, 34,000 shares at $18.64 per share, 13,200 shares at $20.93 per share, 2,200 shares at $21.05 per share, and 2,000 shares at $19.55 per share were outstanding during 2008, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly options to purchase 2,000 shares of common stock at $19.55 per share, 2,200 shares at $21.05 per share, 30,651 shares at $22.91 per share, 49,011 shares at $21.35 per share, 13,200 shares at $20.93 per share, 39,500 shares at $18.87 per share, and 34,000 shares at $18.64 per share were outstanding during 2007, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Comprehensive Income

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale and derivatives that qualify as cash flow hedges. Other comprehensive income (loss) and related tax effects for the years ended September 30 consists of:

	Years Ended September 30,
	2008	2007
	(In Thousands)
Net Income	$841	$3,711
Comprehensive loss on cash flow hedges net of tax of ($14) in 2008 and $0 in 2007	(27)	-
Comprehensive loss on investment securities, net of tax of ($3,284) in 2008 and ($36) in 2007	(6,374)	(69)
Reclassification adjustment on investment securities, net of tax of $1,206 in 2008 and ($43) in 2007	2,340	(83)

Total comprehensive (loss) income	$(3,220)	$3,559

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

Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain average reserve balances, in the form of cash and balances with the Federal Reserve Bank based upon deposit composition. Based on its deposit classifications in fiscal 2008 and fiscal 2007, the Bank’s average reserve requirement at September 30, 2008 and 2007 was $297,000 and $317,000, respectively.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank System and, as a member, maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh (FHLB), at cost, in an amount not less than 1% of its outstanding home loans or 4.75% of its outstanding notes payable, if any, to the FHLB plus 0.75% of its unused borrowing capacity, whichever is greater. The stock is carried at cost.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not active. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

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

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

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

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-4 on October 1, 2008 and recognized a liability for future benefits in the amount of $520,000.

Note 2 - Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available for Sale:
U.S. government and agency obligations	$19,998	$259	$32	$20,225
Municipal obligations	17,157	12	970	16,199
Corporate obligations	14,076	54	786	13,344
Equity securities	4,064	64	945	3,183
Mutual funds	11,729	-	85	11,644
Trust preferred securities	25,175	-	5,127	20,048
Federal Home Loan Mortgage Corp. preferred stock	75	-	-	75
Mortgage-backed securities and collateralized mortgage obligations	62,999	188	1,225	61,962

	$155,273	$577	$9,170	$146,680

Securities Held to Maturity:
U.S. government and agency obligations	$19,019	$5	$146	$18,878
Municipal obligations	20,595	357	509	20,443
Corporate obligations	1,993	-	521	1,472
Mortgage-backed securities and collateralized mortgage obligations	33,797	57	1,116	32,738

	$75,404	$419	$2,292	$73,531

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available for Sale:
U.S. government and agency obligations	$26,454	$72	$164	$26,362
Municipal obligations	16,414	17	222	16,209
Corporate obligations	12,584	64	137	12,511
Equity securities	4,071	23	348	3,746
Mutual funds	13,324	-	413	12,911
Trust preferred securities	26,481	45	634	25,892
Federal Home Loan Mortgage Corp. preferred stock	1,408	63	76	1,395
Mortgage-backed securities and collateralized mortgage obligations	53,968	113	884	53,197

	$154,704	$397	$2,878	$152,223

Securities Held to Maturity:
U.S. government and agency obligations	$16,985	$-	$161	$16,824
Municipal obligations	21,007	497	36	21,468
Corporate obligations	3,487	5	61	3,431
Mortgage-backed securities and collateralized mortgage obligations	33,074	54	841	32,287

	$74,553	$556	$1,099	$74,010

The amortized cost and fair value of debt securities at September 30, 2008, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$3,501	$3,498	$-	$-
Due after one year through five years	28,077	27,988	23,672	22,993
Due after five years through ten years	15,696	15,495	16,418	16,066
Due after ten years	92,131	84,797	35,314	34,472

	$139,405	$131,778	$75,404	$73,531

The proceeds from the sale of securities for the years ended September 30, 2008 and 2007 were $6.4 million and $9.9 million, respectively. Gross gains of $35,000, and $193,000 and gross losses of $9,000 and $67,000 were realized on sales of securities in fiscal 2008 and 2007, respectively. In addition, losses of $3.6 million resulting from the writedown of investments in equity securities that are considered other than temporary were realized in fiscal 2008. There were no writedowns of securities during fiscal 2007. The fiscal 2008 impairment charges primarily relate to the Company’s holdings of Freddie Mac preferred stock and the AMF Ultra Short Mortgage Fund. A $1.3 million non-cash impairment charge on the Freddie Mac preferred stock resulted from the significant decline in the value of these securities following the announcement by the Federal Housing Finance Agency (“FHFA”) that both Freddie Mac and Fannie Mae have been placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of both agencies. Management of the Company has deemed the impairment on the Freddie Mac stock to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuer. A $2.0 million non-cash impairment charge on the AMF Ultra Short Mortgage Fund resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty has negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company has deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Securities Available for Sale:
U.S. government and agency obligations	$3,968	$32	$-	$-	$3,968	$32
Municipal obligations	15,387	970	-	-	15,387	970
Corporate obligations	7,301	686	1,893	100	9,194	786
Equity securities	1,785	608	872	337	2,657	945
Mutual funds	-	-	2,288	85	2,288	85
Trust preferred securities	5,588	1,462	14,460	3,665	20,048	5,127
Mortgage-backed securities and collateralized mortgage obligations	34,874	917	6,101	308	40,975	1,225

Securities Held to Maturity:
U.S. government and agency obligations	14,846	146	-	-	14,846	146
Municipal obligations	8,601	509	-	-	8,601	509
Corporate obligations	813	180	659	341	1,472	521
Mortgage-backed securities and collateralized mortgage obligations	16,221	431	11,105	685	27,326	1,116

Total Temporarily Impaired Securities	$109,384	$5,941	$37,378	$5,521	$146,762	$11,462

	September 30, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$20,291	$164	$20,291	$164
Municipal obligations	13,475	196	699	26	14,174	222
Corporate obligations	498	3	3,396	134	3,894	137
Equity securities	1,535	82	1,056	266	2,591	348
Mutual funds	-	-	12,911	413	12,911	413
Trust preferred securities	18,283	626	1,244	8	19,527	634
Federal Home Loan Mortgage Corp., preferred stock	843	76	-	-	843	76
Mortgage-backed securities and collateralized mortgage obligations	1,675	16	43,051	868	44,726	884

Securities Held to Maturity:
U.S. government and agency obligations	1,985	7	14,839	154	16,824	161
Municipal obligations	2,143	16	2,416	20	4,559	36
Corporate obligations	-	-	2,428	61	2,428	61
Mortgage-backed securities and collateralized mortgage obligations	3,035	60	23,522	781	26,557	841

Total Temporarily Impaired Securities	$43,472	$1,082	$125,853	$2,895	$169,325	$3,977

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. There are numerous factors considered in evaluating whether a decline in market value is other than temporary. The primary factors include (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additional factors considered in the assessment include the implied and historical volatility of the security; whether the market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security; downgrades by rating agencies; changes in tax laws, regulation, or other governmental policies significantly affecting the issuer; changes in key financial indicators of the issuer (e.g. significant losses in the current year and prior years, loan covenant violations, changes in asset quality, liquidity, change in key management personnel); changes in the dividend policy of the issuer; and forecasts of economic and market or industry trends.

Unrealized losses detailed above relate primarily to U.S. Government agency, corporate obligations, trust preferred securities, and mortgage-backed securities and collateralized mortgage obligations. The Company had 151 and 129 securities in an unrealized loss position as of September 30, 2008 and 2007, respectively. In management’s opinion, the decline in fair value is due to the volatility in interest rates, changes in spreads over treasuries, and certain investments falling out of favor with investors due to illiquidity in the financial markets. In light of recent price volatility, management is closely monitoring its investments in trust preferred securities, which account for $5.1 million in unrealized losses as of September 30, 2008. At September 30, 2008, these securities represent investments in 23 different trust preferred offerings with an aggregate book value of $20.0 million, of which $16.0 million had floating rates based on LIBOR at September 30, 2008. In addition to the factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities include a review of its current credit rating as compared to its credit rating at purchase;

its current collateral coverage test results; the number of issuers in each pooled trust preferred security; the number of issuers in default; the amount of principal in default; and the percent of principal in default. At September 30, 2008, all trust preferred securities were current with respect to principal and interest payments; there were no securities for which payments were deferred. In addition, all of the trust preferred securities have an investment grade rating at September 30, 2008. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market rather than credit concerns. Prices on trust preferred securities were calculated using a spread model based on their current credit ratings. Based on a cash flow analysis and the current investment ratings of the securities, and because the Bank has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Bank does not consider these assets to be other-than-temporarily impaired at September 30, 2008. However, continued price declines could result in a writedown of one or more of the trust preferred investments.

Note 3 - Loans Receivable

Loans receivable, net are summarized as follows:

	September 30,
	2008	2007
	(In Thousands)

First mortgage loans:
Conventional:
1-4 family dwellings	$215,940	$226,791
Multi-family dwellings	154	239
Commercial	84,074	79,206
Construction	35,099	32,902

	335,267	339,138

Less:
Loans in process	(11,265)	(13,752)

	324,002	325,386

Consumer loans:
Home equity	90,532	92,557
Consumer loans	1,765	640
Other	2,357	2,431

	94,654	95,628

Commercial business loans and leases:
Commercial business loans	45,277	40,855
Commercial leases	250	98

	45,527	40,953

Less allowance for loan losses	(3,424)	(3,027)

Unearned discounts and fees	27	(11)

Loans Receivable, Net	$460,786	$458,929

Commitments to originate loans at September 30, 2008 were approximately as follows:

	Rate	Amount
	(Dollars in Thousands)
First mortgage loans:
Fixed rate	5.250% to 7.950%	$3,247
Other loans:
Fixed rate	6.190% to 8.190%	1,038
Adjustable rate	5.000% to 7.500%	1,137

		$5,422

The Bank conducts its business through thirteen offices located in the greater Pittsburgh metropolitan area. At September 30, 2008 and 2007, the majority of the Bank’s loan portfolio was secured by properties located in this region. The Bank does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

In the normal course of business, loans are extended to directors, executive officers, and their associates. A summary of loan activity for those directors, executive officers, and their associates with loan balances in excess of $60,000 for the year ended September 30, 2008, is as follows:

2007	Additions	Amounts Collected	2008
(In Thousands)

$2,503	$849	$504	$2,848

Note 4 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Years Ended September 30,
	2008	2007
	(In Thousands)

Balance, beginning	$3,027	$2,917
Provision for loan losses	1,260	575
Loans charged off	(947)	(522)
Recoveries	84	57

Balance, ending	$3,424	$3,027

Non-accrual loans were approximately $5,727,000 and $8,746,000 at September 30, 2008 and 2007, respectively. The foregone interest on those loans for the years ended September 30, 2008 and 2007 was $292,000 and $347,000, respectively. The amount of interest income on such loans actually included in income in the years ended September 30, 2008 and 2007 was $101,000 and $312,000, respectively. There are no commitments to lend additional funds to debtors in non-accrual status. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $653,000 and $150,000 at September 30, 2008 and 2007, respectively.

The recorded investment in loans that are considered to be impaired under SFAS No. 114 was $6,298,000 and $7,771,000 at September 30, 2008 and 2007, respectively. Included in the 2008 amount is $3,538,000 of impaired loans for which the related allowance for credit losses was $455,000 and $2,760,000 of impaired loans for which there is no allowance for credit losses. Included in the 2007 amount is $284,000 of impaired loans for which the related allowance for credit losses was $50,000 and $7,487,000 of impaired loans for which there is no allowance for credit losses. The average recorded investment in impaired loans during the fiscal years ended September 30, 2008 and 2007 was approximately $8,753,000 and $3,065,000, respectively. For the fiscal years ended September 30, 2008 and 2007, the Company recognized interest income on those impaired loans of $146,000 and $384,000, respectively, using the cash basis of income recognition.

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

Note 5 - Office Premises and Equipment

Office premises and equipment are summarized as follows:

	September 30,
	2008	2007
	(In Thousands)

Land	$1,756	$808
Office buildings	6,862	6,269
Furniture, fixtures, and equipment	2,030	2,452
Leasehold improvements	333	334

	10,981	9,863

Accumulated depreciation and amortization	(4,032)	(4,165)

	$6,949	$5,698

Depreciation expense was $507,000 and $552,000 for the years ended September 30, 2008, and 2007, respectively.

The Bank has operating leases with respect to four branch offices and the Bank’s Loan Center, which expire on various dates through fiscal 2017. Lease expense amounted to $293,000 and $250,000 in fiscal years 2008 and 2007, respectively. Minimum annual lease commitments are approximately as follows (in thousands):

2009	$254
2010	194
2011	170
2012	170
2013	138
Thereafter	333

$1,259

Note 6 - Deposits

Deposit balances are summarized as follows:

		September 30,
	Weighted Average Rates	2008	2007
		(In Thousands)
Demand deposits	Noninterest bearing	$37,983	$36,367
Savings deposits:
NOW accounts	0.71% in 2008 and 0.65% in 2007	42,853	42,338
Passbooks	1.11% in 2008 and 1.11% in 2007	55,892	54,773
Money market deposit accounts	2.09% in 2008 and 3.80% in 2007	97,632	108,724

		234,360	242,202

Time deposits:
Fixed rate	Less than 1.00%	128	110
	1.00% to 2.99%	76,483	1,164
	3.00% to 4.99%	82,308	74,591
	5.00% to 6.99%	23,130	115,471
	7.00% to 8.99%	5	17

		182,054	191,353

		$416,414	$433,555

The weighted average interest rate for all deposits was 2.44% and 3.24% at September 30, 2008 and 2007, respectively. Time deposits with balances of $100,000 or more totaled $36,225,000 and $40,233,000 at September 30, 2008 and 2007, respectively. Individual Retirement Account’s (IRA’s) of $250,000 or more totaled $3,730,000 and $3,404,000 at September 30, 2008 and 2007, respectively.

At September 30, 2008, investment securities with a fair value of $491,000 were pledged as required to secure deposits of public funds.

The maturities of time deposits at September 30, 2008 are summarized as follows (in thousands):

2009	$142,312
2010	16,736
2011	4,686
2012	10,793
2013	2,660
Thereafter	4,867

$182,054

Interest expense by deposit category is as follows:

	Years Ended September 30,
	2008	2007
	(In Thousands)
NOW accounts	$289	$258
Passbooks	610	644
Money market deposit accounts	2,592	4,594
Time deposits	8,259	7,944

	$11,750	$13,440

Note 7 - Borrowings

FHLB “RepoPlus” advances are short-term borrowings maturing within one day to one year, bear a fixed interest rate, and are subject to prepayment penalty. Although no specific collateral is required to be pledged for these borrowings, “RepoPlus” advances are secured under the blanket collateral pledge agreement. The Bank utilized $6,290,000 of “RepoPlus” advances during fiscal 2008. During fiscal 2007 the Bank utilized $50,000,000 of “RepoPlus” advances. The daily average balance during 2008 and 2007 was $17,000 and $4,247,000, respectively, and the daily average interest rate was 2.31% and 5.42%, respectively. The maximum amount outstanding at any month-end during 2008 and 2007 was $0 and $50,000,000, respectively. At September 30, 2008 and 2007, there were no “RepoPlus” advances outstanding.

The Bank has a revolving line of credit with the Federal Home Loan Bank of Pittsburgh, which carries a commitment of $125,000,000 maturing on July 16, 2010. The rate is adjusted daily by the Federal Home Loan Bank, and any borrowings on this line may be repaid at any time without penalty. The daily average balance during 2008 and 2007 was $15,430,000 and $29,427,000, respectively, and the daily average interest rate was 3.71% and 5.33%, respectively. The maximum amount outstanding at any month-end during 2008 and 2007 was $52,560,000 and $79,719,000, respectively. At September 30, 2008 and 2007 the amount outstanding on the line was $31,980,000 at an interest rate of 2.02% and $22,760,000 at an interest rate of 5.11%, respectively.

In fiscal 2008 and 2007 the Bank purchased federal funds (“fed funds”) as a short-term funding source. Fed funds purchased represent unsecured borrowings from other banks and generally mature daily. The daily average balance during 2008 and 2007 was $3,765,000 and $9,619,000, respectively, and the daily average interest rate was 3.77% and 5.28%, respectively. The maximum amount outstanding at any month-end during 2008 and 2007 was $8,000,000 and $12,000,000. At September 30, 2008 and 2007, there were no fed funds outstanding.

Also included in short-term borrowings are treasury, tax and loan balances of $278,000 and $858,000 at September 30, 2008 and 2007, respectively.

Long-term debt consisted of the following:

		September 30,
	Interest Rate	2008	2007
		(In Thousands)
Fixed Rate Advances Maturing:
October 12, 2007	3.90%	$-	$10,000
January 14, 2008	3.79	-	10,000
September 30, 2008	3.24	-	56
November 17, 2008	4.93	20,000	20,000
September 30, 2009	3.24	56	-
June 23, 2010(1)	3.24	39	92
November 29, 2011	4.11	10,000	-
Convertible Select Advances Maturing:
February 20, 2008	5.48	-	10,000
December 18, 2008	5.15	10,000	10,000
January 10, 2010(1)	3.24	722	739
January 21, 2010(1)	3.23	1,550	1,588
February 8, 2010(1)	3.26	1,034	1,061
March 1, 2010(1)	3.24	1,034	1,061
March 17, 2010	6.05	20,000	20,000
March 17, 2010(1)	3.15	828	850
April 21, 2010(1)	3.12	517	529
May 19, 2010(1)	5.39	1,018	1,030
June 23, 2010(1)	3.50	213	218
August 18, 2010(1)	3.39	527	538
August 30, 2010	5.93	10,000	10,000
September 22, 2010(1)	3.42	529	541
September 22, 2010(1)	3.35	315	321
October 20, 2010(1)	3.33	418	426
November 2, 2011	4.40	5,000	5,000
January 17, 2018	2.93	15,000	-
January 23, 2018	2.29	20,000	-

Total Long-Term Debt		$118,800	$104,050

(1)

Advance was obtained through an acquisition and marked-to-market at the time of acquisition. The decrease in the balance at September 30, 2008 as compared to September 30, 2007 is attributed to the amortization of the fair market value adjustment.

Contractual maturities of long-term debt at September 30, 2008 were as follows (in thousands):

Years ending September 30,
2009	$30,000
2010	38,382
2011	418
2012	15,000
2013	-
Thereafter	35,000

$118,800

Under a blanket collateral pledge agreement, the Bank has pledged, as collateral for advances from the FHLB of Pittsburgh, all stock in the Federal Home Loan Bank and certain other qualifying collateral, such as investment securities, mortgage-backed securities and loans, with market values equal to at least 110% of the unpaid amount of outstanding advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at September 30, 2008 was approximately $98,117,000.

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

Note 8 - Subordinated Debt

Subordinated debt was $7,732,000 at September 30, 2008 and 2007. The Subordinated Debt represents obligations of the wholly-owned statutory business trust subsidiary (the “Trust”), which is not consolidated for financial statement purposes. The Trust was formed with initial capitalization in common stock of $232,000 and for the exclusive purpose of issuing $7,500,000 of Preferred Securities and using the total proceeds to acquire Junior Subordinated Debt Securities (“Debt Securities”) issued by the Company. The Debt Securities are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities, and obligations of the Company. The Debt Securities are due concurrently with the Preferred Securities and bear the same rate of interest as the Preferred Securities. The Preferred Securities qualify as Tier 1 capital for regulatory capital purposes.

The $7,500,000 Floating Rate Preferred Securities were issued on September 20, 2007 and are callable in whole or in part at par on December 15, 2012 and quarterly thereafter, except in certain circumstances. These securities mature on December 15, 2037. These securities bear a current interest rate of 4.18% through December 14, 2008, and adjust quarterly at a rate equal to three-month LIBOR plus 1.36%. During the second quarter of fiscal 2008, the Company entered into an interest rate swap to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount (see note 20 “Derivative Instrument”).

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

Securities sold under agreements to repurchase included retail borrowings during fiscal 2008 and 2007. The daily average balance during 2008 and 2007 was $9,656,000 and $9,339,000, respectively, and the daily average interest rate was 2.57% and 4.96%, respectively. The maximum amount outstanding at any month-end during 2008 and 2007 was $12,383,000 and $12,121,000, respectively. At September 30, 2008 retail borrowings outstanding were $9,003,000 at a weighted average interest rate of 1.50%. There were $10,537,000 retail borrowings outstanding at a weighted average interest rate of 4.50% at September 30, 2007.

Securities underlying sales of securities under retail repurchase agreements consisted of investment securities that had an amortized cost of $12,617,000 and a fair value of $12,723,000 at September 30, 2008.

The Bank has eight separate structured repurchase agreements with PNC Bank, N.A. (“PNC”) and Citigroup Global Markets, Inc. (“CGMI”). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty, which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations and mortgage-backed securities, which continue to be carried as assets of the Bank, and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Each of the agreements provide an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. The Bank also has one fixed rate agreement that does not convert. The counterparty has the option of terminating the repurchase agreement at the reset date and quarterly thereafter. The counterparty may also terminate the repurchase agreement upon certain events of default including the Bank’s failure to maintain well capitalized status. Upon termination, the Bank would be required to repurchase the securities. During fiscal years 2008 and 2007, the Bank had $55,000,000, of borrowings outstanding with PNC, with a weighted average maturity of 3.58 years and 4.60 years, respectively. During fiscal years 2008 and 2007 the Bank had $40,000,000, of borrowings outstanding with CGMI, with a weighted average maturity of 4.65 years and 5.63 years, respectively. Securities underlying sales of securities under structured repurchase agreements consisted of investment securities that had an amortized cost of $108,703,000 and $107,566,000 and a fair value of $107,588,000 and $106,400,000 at September 30, 2008 and 2007, respectively. The Bank’s structured repurchase agreements are summarized as follows at September 30, 2008 and 2007:

	Interest Rate 2008	Interest Rate 2007	2008	2007
	(Dollars In Thousands)
Floating to fixed rate:
February 16, 2011	4.73%	4.73%	$10,000	$10,000
May 12, 2011	4.95	4.95	10,000	10,000
May 18, 2011	4.97	4.97	10,000	10,000
March 2, 2012	4.76	4.58	10,000	10,000
Fixed to floating rate:
July 24, 2013	5.80	4.44	15,000	15,000
September 13, 2013	5.80	3.80	15,000	15,000
August 8, 2014	5.50	3.40	15,000	15,000
Fixed rate:
August 31, 2012	4.44	4.44	10,000	10,000
Total Structured

Repurchase Agreements			$95,000	$95,000

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

A summary of the contractual amount of the Bank’s financial instrument commitments is as follows:

	September 30,
	2008	2007
	(In Thousands)
Commitments to grant loans	$5,422	$11,962
Unfunded commitments under lines of credit	63,269	51,947
Financial and performance standby letters of credit	1,404	651

The Bank’s customers have available lines of credit as follows: consumer, both secured and unsecured, and commercial, generally secured. The amount available at September 30, 2008 and 2007 was $25,404,000 and $23,930,000, respectively, for consumer lines of credit and $37,865,000 and $28,017,000, respectively, for commercial lines of credit. The interest rate for the consumer lines of credit range from 3.99% to 9.00%, the majority of which is at variable rates. The interest rates for the commercial lines of credit are generally variable and based on prevailing market conditions at the time of funding. The Bank’s customers also have available letters of credit. The amount available under these letters of credit at September 30, 2008 and 2007 was $1,404,000 and $651,000, respectively. The interest rates are generally variable and based on prevailing market conditions at the time of funding.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of September 30, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

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

The Company does not have any off-balance sheet risk at September 30, 2008, except for the commitments referenced above.

Note 11 - Income Taxes

The provision for income taxes in the consolidated statements of income consists of the following:

	Years Ended September 30,
	2008	2007
	(In Thousands)
Current:
Federal	$1,488	$510
State	29	-

	1,517	510
Deferred, federal	(79)	404

	$1,438	$914

The differences between the expected and actual tax provision expressed as percentages of income before tax are as follows:

	Years Ended September 30,
	2008	2007
Expected federal tax rate	34.0%	34.0%
Tax-exempt interest	(21.0)	(10.8)
Valuation allowance on impaired securities	52.0	-
State income tax, net of federal tax benefit	0.9	-
Other items, net	(2.8)	(3.1)

Actual Tax Rate	63.1%	20.1%

Deferred income taxes consisted of the following components:

	September 30,
	2008	2007
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,164	$1,029
Unrealized losses on securities available for sale	2,922	843
Impairment on securities	1,252	60
Office premises and equipment	74	53
Deferred compensation	468	437
Long-term debt - purchase accounting adjustments	105	173
Federal net operating loss carryforwards	41	66
State net operating loss carryforwards	483	488
AMT credit carryforward	-	90
Other	96	54

	6,605	3,293
Valuation allowance on deferred tax assets	(1,668)	(488)

Gross deferred tax assets	4,937	2,805

Deferred tax liabilities:
Loans- purchase accounting adjustments	11	28
Intangible assets	19	28

Gross deferred tax liabilities	30	56

Net deferred tax asset	$4,907	$2,749

Net operating loss carryforwards in the amount of $73,000, obtained from acquisitions, were utilized in fiscal 2008 and 2007. The federal net operating loss carryforward of $121,000 is available to offset future taxable income through 2022. As of September 30, 2008, the Company has state net operating loss carryforwards of $7,200,000 that expire through 2018. Management does not believe that these state net operating loss carryforwards will be utilized prior to their expiration, and as such, a valuation allowance of $483,000 has been provided for them.

The tax provision for fiscal 2008 was significantly impacted by the OTTI charges during the period, thus the effective tax rate is not meaningful. The amount of tax benefit recognized on the OTTI charges was based on the tax characteristics of each security (capital or ordinary). Those securities that are treated as capital for tax purposes have limited tax benefits recorded and a valuation allowance of $1,185,000 has been provided for them. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Had the legislation been in effect as of September 30, 2008, and had the Company recognized the loss as an ordinary loss for the fiscal year ended September 30, 2008; the positive impact recorded would have been $491,000, or $0.16 per diluted share. The Company will recognize the additional tax benefit in the quarter ending December 31, 2008.

Tax basis bad debt reserves established after 1987 are treated as temporary differences on which deferred income taxes have been provided. Deferred taxes are not required to be provided on tax bad debt reserves recorded in 1987 and prior years (base year bad debt reserves). Approximately $3,404,000 of the balance in retained earnings at September 30, 2008, represent base year bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount. Should amounts previously claimed as a bad debt deduction be used for any purpose other than to absorb bad debts (which is not anticipated), tax liabilities will be incurred at the rate then in effect.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Federal Reserve Board (FRB) measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders’ equity (not inclusive of net unrealized gains and losses on available for sale debt securities, net unrealized gains on available for sale equity securities, and net unrealized gains and losses on cash flow hedges) and perpetual preferred stock, less goodwill and other nonqualifying intangible assets (Tier 1 capital). The remainder (i.e., the Tier 2 risk-based capital) may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At September 30, 2008, the Company had Tier I capital as a percentage of risk-weighted assets of 10.6% and total risk-based capital as a percentage of risk-weighted assets of 11.3%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the Leverage Ratio) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. The minimum leverage ratio for all other bank holding companies is 4%. At September 30, 2008, the Company had a leverage ratio of 7.2%.

The following table sets forth certain information concerning the Bank’s regulatory capital at September 30, 2008 and 2007:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2008:
Total capital (to risk-weighted assets)	$50,239	10.4%	$≥38,706	≥8.0%	$≥48,383	≥10.0%
Tier 1 capital (to risk-weighted assets)	46,815	9.7	≥19,353	≥4.0	≥29,030	≥ 6.0
Tier 1 capital (to average assets)	46,815	6.5	≥28,716	≥4.0	≥35,895	≥ 5.0

As of September 30, 2007:
Total capital (to risk-weighted assets)	$49,880	10.6%	$≥37,826	≥8.0%	$≥47,282	≥10.0%
Tier 1 capital (to risk-weighted assets)	46,852	9.9	≥18,913	≥4.0	≥28,369	≥ 6.0
Tier 1 capital (to average assets)	46,852	6.5	≥28,747	≥4.0	≥35,934	≥ 5.0

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At September 30, 2008, the Bank’s retained earnings available for the payment of dividends was $1.9 million. Accordingly, $42.5 million of the Company’s equity in the net assets of the Bank was restricted at September 30, 2008. Funds available for loans or advances by the Bank to the Company amounted to $5.0 million. Any such borrowing must be on terms that would be available to unaffiliated parties and must be fully collateralized in accordance with FRB regulations. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Note 13 - Stock Option Plans

On September 30, 2008, the Company has six share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $113,000 and $93,000 in fiscal 2008 and 2007. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $38,000 and $22,000 for fiscal 2008 and 2007.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which is shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at December 31, 2007, the Company awarded 5,100 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $66,600. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of September 30, 2008, 56,375 share awards, remain available to grant under the Plan, of which a maximum of 49,900 may be restricted awards.

The Company also maintains the 1997 Employee Stock Compensation Program, which was shareholder approved. At September 30, 2008, no remaining options are available for grant under this program. Option awards under this program were granted with an exercise price equal to the market value of the common stock on the date of grant, had vesting periods of from zero to two years, and had contractual terms of from seven to ten years. Option awards under this program provided for accelerated vesting if there is a change in control, as defined in the program.

The Company also maintains the 1998 Stock Compensation Program, the 2000 Stock Compensation Plan, the 2001 Stock Compensation Plan and the 2002 Stock Compensation Plan, which provided for the grant of stock options to non-employee directors. At September 30, 2008, no remaining options are available for grant under these programs. Option awards under these programs were granted with an exercise price equal to the market value of the common stock on the date of grant, were exercisable immediately, and had contractual terms of ten years.

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

	2008	2007
Expected volatility	21%	22%
Weighted-average volatility	21%	22%
Expected dividends	4.9%	3.8%
Expected term (in years)	5.5	5.5
Risk-free rate	3.6%	4.5%

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	393,600	$15.51
Granted	12,625	13.06
Exercised	(25,988)	11.95
Forfeited	(5,235)	15.24

Outstanding at September 30, 2008	375,002	$15.68	3.8	$307,495

Exercisable at September 30, 2008	325,876	$15.44	3.6	$307,495

The weighted-average grant-date fair value of options granted during the fiscal years 2008 and 2007 was $1.64 and $3.31, respectively. The total intrinsic value of options (current market value less option exercise price) exercised during the fiscal years ended September 30, 2008 and 2007, was $194,000 and $272,000, respectively.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $17,000 and $0 for the fiscal years ended September 30, 2008 and 2007, respectively. The following table summarizes restricted stock awards for the fiscal years ended September 30, 2008 and 2007:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2007	-	$-
Granted	5,100	13.06
Vested	-	-
Forfeited	-	-

Non-vested at September 30, 2008	5,100	$13.06

As of September 30, 2008, there was $124,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the years ended September 2008 and 2007, was $103,000 and $65,000, respectively.

Cash received from options exercised under all share-based payment arrangements for the fiscal years ended September 30, 2008 and 2007 was $311,000 and $301,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $27,000 and $14,000 for the fiscal years ended September 30, 2008 and 2007, respectively.

The Company has a policy of issuing shares from authorized but unissued shares to satisfy share option exercises.

Note 14 - Employee Benefit Plans

Deferred Compensation - Post-Retirement Benefits

During 1998, the Bank established a non-qualified Salary Continuation Plan covering certain officers of the Bank. The Plan is unfunded and provides benefits to participants based upon amounts stipulated in the Plan agreements for a period of 15 years from normal retirement, as defined in the respective Plan agreements. Participants vest in benefits based upon years of service from Plan initiation to normal retirement age. Expense is being accrued based on the present value of future benefits in which the participant is expected to be vested. Expense recognized under the Plan for 2008 and 2007 was approximately $169,000 and $146,000, respectively. The accrued liability under the Plan at September 30, 2008 and 2007 was approximately $1,377,000 and $1,285,000, respectively.

The Bank has entered into life insurance policies designed to offset the Bank’s contractual obligation to pay preretirement death benefits and to recover the cost of providing benefits. Participants in the Plan are the insured under the policy, and the Bank is the owner and beneficiary.

Group Term Replacement Plan

The Bank has purchased life insurance policies on the lives of certain officers of the Bank. By way of separate split dollar agreements, the policy interest is divided between the Bank and the officer. The Bank owns the policy cash surrender value, including accumulated policy earnings, and the policy death benefits over and above the cash surrender value are endorsed to the employee and beneficiary. As of September 30, 2008 the cash surrender value of the bank owned life insurance was $6.1 million with a total death benefit of $12.2 million for which the Bank has a death benefit obligation to beneficiaries of certain officers of $2.0 million. Income recognized in 2008 and 2007 as a result of increased cash surrender value was approximately $224,000 and $212,000, respectively.

Employee Stock Ownership Plan

The Bank maintains a non-contributory, tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of officers and employees who have met certain eligibility requirements related to age and length of service. Each year, the Bank makes a discretionary contribution to the ESOP in cash, Company common stock or a combination of cash and Company stock. Amounts charged to compensation expense were $271,000 and $280,000 in 2008 and 2007, respectively.

Note 15 - Fair Value of Financial Instruments

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

Securities

Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on certain trust preferred securities were calculated using a spread model based on their current credit ratings when market quotes were not available.

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

Federal Home Loan Bank Stock

The carrying amounts reported approximate those assets’ fair value.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximate their fair value.

Deposits

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

Interest Rate Swap Contracts

Estimated fair values of interest rate swap contracts are based on quoted market prices.

Advance Payments by Borrowers for Taxes and Insurance

The fair value of the advance payments by borrowers for taxes and insurance approximated the carrying value of those commitments at those dates.

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	September 30,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$6,701	$6,701	$10,848	$10,848
Interest bearing demand deposits with other institutions	4,071	4,071	228	228
Securities available for sale	146,680	146,680	152,223	152,223
Securities held to maturity	75,404	73,531	74,553	74,010
Loans receivable, net (including loans held for sale)	461,011	462,421	459,098	454,170
Federal Home Loan Bank stock	7,943	7,943	7,102	7,102
Accrued interest receivable	3,512	3,512	3,631	3,631

Financial liabilities:
Deposits	416,414	416,689	433,555	435,289
Short-term borrowings	32,258	32,258	23,618	23,618
Securities sold under agreements to repurchase	104,003	110,871	105,537	105,340
Subordinated Debt	7,732	7,433	7,732	7,732
Interest rate swap contracts	40	40	-	-
Advance payments by borrowers for taxes and insurance	1,483	1,483	1,451	1,451
Accrued interest payable	1,265	1,265	1,184	1,184
Long-term debt	118,800	120,236	104,050	104,090

Off-balance sheet financial instruments:
Standby letters of credit	-	-	-	-
Commitments to extend credit	-	-	-	-

Note 16 - Fidelity Bancorp, Inc. Financial Information (Parent Company Only)

Following are condensed financial statements for the parent company:

Condensed Statements of Financial Condition

	September 30,
	2008	2007
	(In Thousands)
Assets
Cash	$709	$489
Investment in subsidiary bank	44,324	48,467
Investment in unconsolidated subsidiary trust	232	232
Securities available for sale	3,413	4,130
Other assets	1,267	901

Total Assets	$49,945	$54,219

Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$7,732	$7,732
Other liabilities	58	17

Total Liabilities	7,790	7,749
Total Stockholders’ Equity	42,155	46,470

Total Liabilities and Stockholders’ Equity	$49,945	$54,219

Condensed Statements of Income
	Years Ended September 30,
	2008	2007
	(In Thousands)
Dividends from subsidiary	$1,567	$2,528
Interest income	229	246
Interest expense	(451)	(930)
Impairment charge on securities	(195)	-
Other income	208	207
Early extinguishment of debt	-	(277)
Other expense	(254)	(221)

Income Before Equity in Undistributed Net Income of Subsidiary and Income Taxes	$1,104	$1,553
Income tax benefit	169	366
(Excess of) equity in undistributed net income of subsidiary	(432)	1,792

Net Income	$841	$3,711

Condensed Statements of Cash Flows

	Years Ended September 30,
	2008	2007
	(In Thousands)
Cash Flows from Operating Activities:
Net income	$841	$3,711
Adjustments to reconcile net income to net cash provided by operating activities:
Excess of (equity in) undistributed earnings of subsidiary	432	(1,792)
Gain on sale of securities available for sale	(28)	(82)
Impairment charge on securities	195	-
Decrease in interest receivable	10	7
Debt issuance charge upon redemption	-	277
Other changes, net	(82)	(280)

Net Cash Provided by Operating Activities	1,368	1,841

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(315)	(768)
Sale of securities available for sale	350	176
Maturities and principal repayments of securities available-for-sale	25	525
Investment in unconsolidated subsidiary trust	-	(232)
Liquidation of unconsolidated subsidiary trust	-	310

Net Cash Provided by Investing Activities	60	11

Cash Flows from Financing Activities:
Proceeds from issuance of subordinated debt	-	7,732
Redemption of subordinated debt	-	(10,310)
Stock options exercised	310	301
Excess tax benefit realized on stock-based compensation	27	14
Sale of stock thorough Dividend Reinvestment Plan	143	157
Dividends paid	(1,688)	(1,672)
Acquisition of treasury stock	-	(177)

Net Cash Used in Financing Activities	(1,208)	(3,955)

Net Increase (Decrease) in Cash and Cash Equivalents	220	(2,103)
Cash and Cash Equivalents - Beginning	489	2,592

Cash and Cash Equivalents - Ending	$709	$489

Note 17 - Contingent Liabilities

The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, after consultation with legal counsel, the resolution of these claims will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note 18 - Extraordinary Gain

During the second quarter of fiscal 2007, the Bank recorded an extraordinary gain of $135,000, before taxes of $46,000, related to insurance proceeds received from the destructive fire at the Bank’s Carnegie Branch location in October 2005. The insurance claim has been settled and no additional proceeds are expected to be recovered.

Note 19 - Derivative Instrument

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

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under paragraph 30(b)(2) of SFAS No. 133, will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of September 30, 2008 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at September 30, 2008 is being utilized to hedge $7.5 million in floating rate preferred securities. Below is a summary of the interest rate swap contract and the terms at September 30, 2008:

(Dollars in thousands)	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
					Gain	Loss
Cash flow hedge	$7,500	5.32%	4.18%	12/15/2012	$-	$40

(*)	Variable receive rate based upon contract rates in effect at September 30, 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 19, 2008, the Registrant dismissed Beard Miller Company LLP (“BMC”), Certified Public Accountants, as the Registrant’s independent public accountants, and engaged S.R. Snodgrass, A.C. (“Snodgrass”) to serve as the Registrant’s independent public accountants effective for the second quarter of fiscal 2008. The appointment of Snodgrass and the dismissal of BMC were approved by the Audit Committee of the Registrant’s Board of Directors.

BMC performed audits of the Registrant’s consolidated financial statements for the years ended September 30, 2007 and 2006. BMC’s reports did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two years ended September 30, 2007 and from September 30, 2007 through March 19, 2008, there were no disagreements or reportable events between the Registrant and BMC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BMC, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended, have occurred during the two years ended September 30, 2007, or through March 19, 2008.

The Registrant provided BMC with a copy of the foregoing disclosures and requested that BMC furnish it with a letter addressed to the SEC stating whether or not BMC agreed with the statements made by the Registrant set forth above, and if not, stating the respects in which BMC did not agree. A copy of BMC’s response is included as Exhibit 16.1.

During the two years ended September 30, 2007 through the engagement of Snodgrass as the Registrant’s independent accountant, neither the Registrant nor anyone on its behalf has consulted Snodgrass with respect to any accounting or auditing issues regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements, or any matter that was either the subject of a disagreement with BMC on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of BMC, would have caused BMC to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of the Regulation S-K promulgated by the SEC.

Item 9A(T). Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of September 30, 2008, based on management’s assessment, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Richard G. Spencer	/s/ Lisa L. Griffith
Richard G. Spencer	Lisa L. Griffith
Chief Executive Officer	Chief Financial Officer

Date: December 23, 2008

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I — Election of Directors”, and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference.

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

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Employees Stock

Compensation Programs and Directors Stock Option Plan	298,061	$16.13	56,375
Equity compensation plans not approved by security holders:
Directors Stock
Compensation Program/Plans(1)	76,941	13.94	-

Total	375,002	$15.68	56,375

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference herein:

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (14)
3.3	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (17)
4.1	Common Stock Certificate (1)
4.2	Rights Agreement, dated as of March 31, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
4.3	Amendment No. 1 to Rights Agreement (4)
4.4 *	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company
4.5 *	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators
4.6 *	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company
4.7	Form of Certificate for the Series B Preferred Stock (17)
4.8	Warrant for Purchase of Shares of Common Stock (17)
10.1 **	Employee Stock Ownership Plan, as amended (1)
10.4 **	1997 Employee Stock Compensation Program (6)
10.6 **	1998 Group Term Replacement Plan (7)
10.7 **	1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (7)
10.8 **	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)
10.9 **	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)
10.10 **	Salary Continuation Agreement with Lisa L. Griffith (2)
10.11 **	1998 Stock Compensation Plan (8)
10.12 **	2000 Stock Compensation Plan (9)
10.13 **	2001 Stock Compensation Plan (10)
10.14 **	2002 Stock Compensation Plan (11)
10.15 **	2005 Stock-Based Incentive Plan (12)
10.16 **	Form of Directors Indemnification Agreement (13)
10.17 **	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)
10.18 **	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)
10.19 **	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)
10.20 **	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)
10.21 **	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)
10.22	Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (17)

10.23	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (17)
10.24	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (17)
14	Code of Ethics (2)
16.1	Letter of concurrence regarding change in certifying accountant (15)
20.1	Dividend Reinvestment Plan (16)
21	Subsidiaries
23.1	Consent of S.R. Snodgrass A.C.
23.2	Consent of Beard Miller Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Management contract or compensatory plan or arrangement.
(1)

Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).

(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed March 31, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(5)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed March 21, 2008.
(16)	Incorporated by reference to an identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 filed with the SEC on February 14, 2000.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date: December 23, 2008	By:	/s/ Richard G. Spencer
Richard G. Spencer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

By:	/s/ William L. Windisch	By:	/s/ Richard G. Spencer
	William L. Windisch		Richard G. Spencer
	Chairman of the Board and Director		President, Chief Executive Officer and Director

Date:	December 23, 2008	Date:	December 23, 2008

By:	/s/ J. Robert Gales	By:	/s/ Robert F. Kastelic
	J. Robert Gales		Robert F. Kastelic
	Director		Director

Date:	December 23, 2008	Date:	December 23, 2008

By:	/s/ Oliver D. Keefer	By:	/s/ Charles E. Nettrour
	Oliver D. Keefer		Charles E. Nettrour
	Director		Director

Date:	December 23, 2008	Date:	December 23, 2008

By:	/s/ Joanne Ross Wilder	By:	/s/ Donald J. Huber
	Joanne Ross Wilder		Donald J. Huber
	Director		Director

Date:	December 23, 2008	Date:	December 23, 2008

By:	/s/ Christopher S. Green	By:	/s/ Lisa L. Griffith
	Christopher S. Green		Lisa L. Griffith
	Director		Senior Vice President and
(Principal Financial and Accounting Officer)

Date:	December 23, 2008	Date:	December 23, 2008