Form 10-Q
period 2008-12-31
FIDELITY BANCORP INC
filed 2009-02-17
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,039,585 shares, par value $0.01, at January 30, 2009.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1.	Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	December 31, 2008	September 30, 2008
Assets
Cash and due from banks	$6,163	$6,701
Interest-bearing demand deposits with other institutions	1,473	4,071

Cash and Cash equivalents	7,636	10,772

Securities available-for-sale (amortized cost of $156,396 and $155,273)	143,515	146,680
Securities held-to-maturity (fair value of $78,298 and $73,531)	79,177	75,404
Loans held for sale	443	225
Loans receivable, net of allowance of $3,585 and $3,424	473,107	460,786
Foreclosed real estate, net	157	170
Federal Home Loan Bank stock, at cost	10,034	7,943
Office premises and equipment, net	7,037	6,949
Accrued interest receivable	3,392	3,512
Cash surrender value of life insurance	6,186	6,131
Goodwill	2,653	2,653
Other assets	7,971	5,985

Total Assets	$741,308	$727,210

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$39,085	$37,983
Interest bearing	372,159	378,431

Total Deposits	411,244	416,414

Securities sold under agreement to repurchase	103,762	104,003
Short-term borrowings	44,729	32,258
Long-term debt	118,736	118,800
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,989	1,483
Other liabilities	5,408	4,365

Total Liabilities	694,600	685,055

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,640	—
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,658,714 and 3,647,854 shares issued, respectively	36	36
Paid-in-capital	46,289	45,931
Retained earnings	13,011	12,268
Accumulated other comprehensive loss, net of tax	(8,886)	(5,698)
Treasury stock, at cost—619,129 shares	(10,382)	(10,382)

Total Stockholders’ Equity	46,708	42,155

Total Liabilities and Stockholders’ Equity	$741,308	$727,210

See accompanying notes to unaudited consolidated financial statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2008	2007
Interest income:
Loans	$7,074	$7,329
Mortgage-backed securities	1,137	940
Investment securities-taxable	1,135	1,513
Investment securities-tax-exempt	432	410
Other	2	5

Total interest income	9,780	10,197

Interest expense:
Deposits	2,351	3,379
Securities sold under agreement to repurchase	1,289	1,155
Short-term borrowings	78	454
Long-term debt	1,283	1,271
Subordinated debt	105	137

Total interest expense	5,106	6,396

Net interest income	4,674	3,801

Provision for loan losses	555	180

Net interest income after provision for loan losses	4,119	3,621

Other income:
Loan service charges and fees	127	114
Impairment charge on securities	(75)	(322)
Gain on sales of loans	30	12
Loss on loan interest rate swaps	(17)	—
Deposit service charges and fees	388	398
ATM fees	186	179
Non-insured investment products	26	72
Cash surrender value of life insurance	72	67
Other	38	59

Total other income	775	579

Operating expenses:
Compensation and benefits	1,927	1,872
Office occupancy and equipment expense	236	233
Depreciation and amortization	122	130
Loss on sales of foreclosed real estate	5	5
Foreclosed real estate expense	1	21
Amortization of intangible assets	7	8
Advertising	100	100
Professional fees	152	127
Service bureau expense	106	68
Other	576	522

Total operating expenses	3,232	3,086

Income before Provision for (Benefit of) Income Taxes	1,662	1,114
Provision for (Benefit of) Income Taxes	(25)	253

Net Income	$1,687	$861

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended December 31,
	2008	2007
Earnings per Share
Basic earnings per common share	$0.56	$0.29

Diluted earnings per common share	$0.53	$0.28

Dividends per common share	$0.14	$0.14

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 30, 2008	3,647,854	$—	$36	$45,931	$12,268	$(5,698)	$(10,382)	$42,155
Comprehensive income (loss):
Net income					1,687			1,687
Comprehensive loss on cash flow hedges net of tax of ($185)						(358)		(358)
Comprehensive loss on investment securities, net of tax of ($1,484)						(2,880)		(2,880)
Reclassification adjustment on investment securities, net of tax of $25						50		50

Total comprehensive loss								(1,501)

Cumulative effect of change in accounting for split dollar life insurance arrangements					(520)			(520)
Preferred stock issued (7,000 shares)		6,640		302				6,942
Stock-based compensation expense				29				29
Stock options exercised	79			1				1
Restricted stock issued	7,100
Cash dividends declared					(424)			(424)
Shares issued to Dividend Reinvestment Plan	3,681			26				26

Balance at December 31, 2008	3,658,714	$6,640	$36	$46,289	$13,011	$(8,886)	$(10,382)	$46,708

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2008	2007
Operating Activities:
Net income	$1,687	$861
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	555	180
Loss on foreclosed real estate	5	5
Provision for depreciation and amortization	122	130
Deferred loan fee amortization	(18)	(10)
Amortization of investment and mortgage-backed securities discounts/premiums, net	23	47
Amortization of intangibles	7	8
Impairment charge on securities	75	322
Loans originated for sale	(2,324)	(1,392)
Sales of loans held for sale	2,136	1,357
Net gains on sales of loans	(30)	(12)
Earnings on cash surrender value of life insurance policies	(55)	(57)
Decrease (increase) in interest receivable	120	(57)
Decrease in interest payable	(54)	(76)
Increase (decrease) in accrued taxes	462	(121)
Noncash compensation expense related to stock benefit plans	29	26
Changes in other assets	(444)	351
Changes in other liabilities	(315)	(841)

Net cash provided by operating activities	1,981	721

Investing Activities:
Proceeds from maturities and principal repayments of securities available-for-sale	4,350	12,066
Purchases of securities available-for-sale	(5,581)	(14,251)
Proceeds from maturities and principal repayments of securities held-to-maturity	1,668	5,589
Purchases of securities held to maturity	(5,450)	—
Net increase in loans	(12,885)	(5,105)
Proceeds from sales of foreclosed real estate	35	47
Additions to office premises and equipment	(210)	(66)
Purchases of FHLB stock	(2,472)	(1,536)
Redemptions of FHLB stock	381	1,172

Net cash used in investing activities	(20,164)	(2,084)

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Three Months Ended December 31,
	2008	2007
Financing Activities:
Net decrease in deposits	$(5,170)	$(12,205)
Net decrease in retail repurchase agreements	(241)	(949)
Net increase in short-term borrowings	12,471	10,423
Increase in advance payments by borrowers for taxes and insurance	1,506	1,620
Proceeds from long-term debt	30,000	10,000
Repayments of long-term debt	(30,064)	(10,062)
Cash dividends paid	(424)	(419)
Preferred stock issued	6,942	—
Stock options exercised	1	267
Excess tax benefit realized on stock-based compensation	—	4
Proceeds from sale of stock through Dividend Reinvestment Plan	26	38

Net cash provided by (used in) financing activities	15,047	(1,283)

Net decrease in cash and cash equivalents	(3,136)	(2,646)

Cash and cash equivalents at beginning of period	10,772	11,076

Cash and cash equivalents at end of period	$7,636	$8,430

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowings	$5,160	$6,472

Income taxes	$8	$—

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$27	$25

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited)

December 31, 2008

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2008. The results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009 or any future interim period.

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

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

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

(4) Stock Based Compensation

As of December 31, 2008, the Company had six share-based compensation plans, for which stock options were outstanding as of December 31, 2008. However, the plan described below is the only plan for which stock options and restricted stock are available for grant.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at November 30, 2008 and December 31, 2007, the Company awarded 7,100 and 5,100 shares of restricted stock, respectively, from the unallocated shares under the Plan having a market value of approximately $49,700 and $66,600, respectively. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of December 31, 2008, no remaining share awards were available for grant under this program.

As of December 31, 2008 there was approximately $175,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the three months ended December 31, 2008 were as follows:

	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	375,002	$15.68
Granted	49,200	6.23
Exercised	(79)	10.70
Forfeited	(16,332)	10.70

Outstanding as of December 31, 2008	407,791	$14.74

Exercisable as of December 31, 2008	338,840	$15.89

The options outstanding and exercisable as of December 31, 2008 have a weighted average remaining term of 4.1 and 3.6 years, respectively.

The fair value of options granted for the three month periods ended December 31, 2008 and 2007 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2008	2007
Dividend yield	8.99%	4.94%
Expected life	5.5 years	5.5 years
Expected volatility	31.23%	20.92%
Risk-free interest rate	2.08%	3.58%
Weighted average fair value of options granted	$0.62	$1.64

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $7,000 for the three months ended December 31, 2008. There was no compensation expense related to restricted stock for the three months ended December 31, 2007. The following table summarizes restricted stock awards for the three months ended December 31, 2008 and 2007, respectively:

	Three Months Ended December 31,
	2008	2007
Number of shares awarded	7,100	5,100
Market price of stock on date of grant	$7.00	$13.06

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

	Three Months Ended December 31,
	2008	2007
Numerator:
Net Income	$1,687	$861

Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	3,034	2,998
Effect of dilutive securities:
Common stock equivalents	136	28

Denominator for diluted earnings per share—weighted average shares and assumed conversions	3,170	3,026

Basic earnings per share	$0.56	$0.29

Diluted earnings per share	$0.53	$0.28

Options to purchase 315,957 shares of common stock ranging from $11.06 to $22.91 per share and 1,700 shares of restricted stock at $13.06 per share were outstanding during the three months ended December 31, 2008, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 170,490 shares of common stock ranging from $18.64 to $22.91 per share were outstanding during the three months ended December 31, 2007, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):

	December 31, 2008	September 30, 2008
First mortgage loans:
Conventional:
1-4 family dwellings	$216,848	$215,940
Multi-family dwellings	93	154
Commercial	94,900	84,074
Construction:
Residential	5,026	8,580
Commercial	32,510	26,519

	349,377	335,267

Less: Loans in process	(13,353)	(11,265)

	336,024	324,002

Consumer loans:
Home equity	89,199	90,532
Consumer loans	1,506	1,765
Other	2,250	2,357

	92,955	94,654

Commercial business loans and leases:
Commercial business loans	47,525	45,277
Commercial leases	232	250

	47,757	45,527

Less: Allowance for loan losses	(3,585)	(3,424)

Unearned discounts and fees	(44)	27

Loans receivable, net	$473,107	$460,786

(7) Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended December 31, 2008, fiscal year ended September 30, 2008, and for the three months ended December 31, 2007 are as follows (dollar amounts in thousands):

	Three Months Ended December 31, 2008	Year Ended September 30, 2008	Three Months Ended December 31, 2007
Balance at beginning of period	$3,424	$3,027	$3,027
Provision for loan losses	555	1,260	180
Charge-offs	(422)	(947)	(70)
Recoveries	28	84	5

Net charge-offs	(394)	(863)	(65)

Balance at end of period	$3,585	$3,424	$3,142

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

Impairment losses are included in the provision for loan losses. FAS No. 114 does not apply to large groups of smaller balance, homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the following data.

At December 31, 2008, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $7.3 million compared to $7.8 million at December 31, 2007. Included in the current amount is $3.7 million of impaired loans for which the related allowance for loan losses is $347,000. Impaired loans of $3.6 million do not have a related allowance for loan losses as a result of applying impairment tests prescribed under FAS No. 114. The average recorded investment in impaired loans during the three months ended December 31, 2008 was $6.8 million compared to $7.8 million for the same period in the prior year. For the three months ended December 31, 2008, the Company recognized $42,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $28,000 of interest income on impaired loans during the three month period ended December 31, 2007.

(8) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of December 31, 2008.

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

This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by FAS 133 paragraph 68. Therefore, consistent with the requirement of FAS No. 133 paragraphs 28-35 and with the risk management objective of hedging the variability of expected future cash flows, the Company accounts for this hedge relationship as a cash flow hedge.

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under paragraph 30(b)(2) of FAS No. 133, will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of December 31, 2008 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at December 31, 2008 is being utilized to hedge $7.5 million in floating rate preferred securities. Below is a summary of the interest rate swap contract and the terms at December 31, 2008:

	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
(Dollars in thousands)					Gain	Loss
Cash flow hedge	$7,500	5.32%	3.36%	12/15/2012	$—	$583

(*)	Variable receive rate based upon contract rates in effect at December 31, 2008.

During the first quarter of fiscal 2009, the Company entered into a fixed rate loan with one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Company pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three months ended December 31, 2008 the Company recorded a loss of $17,000 relating to this contract. As of December 31, 2008, the notional amount of the customer related interest rate derivative financial instrument was $1.0 million. There were no similar derivatives of this kind outstanding as of December 31, 2007.

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

(Dollars in thousands)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Net Income	$1,687	$861
Comprehensive loss on cash flow hedges net of tax of ($185) in 2008 and $0 in 2007	(358)	—
Comprehensive loss on investment securities, net of tax of ($1,484) in 2008 and ($263) in 2007	(2,880)	(511)
Reclassification adjustment on investment securities, net of tax of $25 in 2008 and $110 in 2007	50	212

Total comprehensive (loss) income	$(1,501)	$562

(10) Fair Value

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Effective October 1, 2008, the Company adopted FAS No. 157, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

Level I -	Quoted prices are available in the active markets for identical assets or liabilities as of the reported date.

Level II -	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III -	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available. The adoption of FAS No. 157 did not have a significant impact on the company’s financial position or results of operations.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2008 by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
Assets:
Available for sale securities	$13,801	$113,817	$15,897	$143,515
Residential loans held for sale	—	443	—	443
Liabilities:
Derivative instruments	—	764	—	764

At December 31, 2008, pooled trust preferred securities represent investments in 23 different trust preferred offerings with an aggregate fair value of $15.9 million, of which $13.1 million had floating rates based on LIBOR at December 31, 2008. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market rather than credit concerns. Prices on trust preferred securities were calculated by a third party. The third party obtained data about the deal structure and the underlying collateral. The collateral was analyzed in terms of its “quality” — or its ability to generate cash — based on its potential for eventually defaulting. The cash generated by the collateral was allocated across the deal’s capital structure or priority-of-claims “waterfall” to see which investors get paid — and which suffer losses. The cash flows to each tranche were discounted to December 31, 2008 to determine an intrinsic value. Based on the third party analysis and the current investment ratings of the securities, and because the Bank has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Bank does not consider these assets to be other-than-temporarily impaired at December 31, 2008. However, continued price declines could result in a writedown of one or more of the trust preferred investments.

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2008 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$—	$7,332	$7,332

(11) Adoption Of New Accounting Pronouncement

Effective October 1, 2008, the company adopted Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The impact of adopting EITF 06-4 reduced the beginning balance of retained earnings as of October 1, 2008 by $520,000, net-of-tax.

(12) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments that normally would be payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. The Bank’s investment in the FHLB of Pittsburgh was $10.0 million at December 31, 2008 and is valued at the par issue amount of $100 per share.

(13) TARP Capital Purchase Program

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

The Series B Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Registrant has agreed to promptly enter into a deposit arrangement pursuant to which the Series B Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Series B Preferred Stock, may be issued. The Registrant has agreed to register the Series B Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the “Warrant Shares”) and Depositary Shares, if any, as soon as practicable after the date of the issuance of the Series B Preferred Stock and the Warrant. Neither the Series B Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series B Preferred Stock or December 31, 2009.

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

Critical Accounting Policies

Note 1 on pages 53 through 61 of the Company’s 2008 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 7, “Allowance for Loan Losses”, on pages 14 and 15 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on pages 40 and 41 of the Company’s 2008 Annual Report to Shareholders.

At least quarterly, management reviews all securities where the market value is less than the amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. There are numerous factors considered in evaluating whether a decline in market value is other than temporary. The primary factors include (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additional factors considered in the assessment include the implied and historical volatility of the security; whether the market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security; downgrades by rating agencies; changes in tax laws, regulation, or other governmental policies significantly affecting the issuer; changes in key financial indicators of the issuer (e.g. significant losses in the current year and prior years, loan covenant violations, changes in asset quality, liquidity, change in key management personnel); changes in the dividend policy of the issuer; and forecasts of economic and market or industry trends. If the security is deemed other than temporarily impaired it is written down to the current fair value and a corresponding charge to earnings is recognized. The Company recognized other-than-temporary impairment losses on available-for-sale securities of $75,000 and $322,000 for the three months ended December 31, 2008 and 2007, respectively. The impairment charges for the current period relate to the Company’s holdings of Freddie Mac preferred stock, whereas the impairment charges for the prior year period primarily relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund.

In light of recent price volatility, management is closely monitoring its investments in trust preferred securities, which account for $9.3 million in unrealized losses as of December 31, 2008. At December 31, 2008, these securities represent investments in 23 different trust preferred offerings with an aggregate fair value of $15.9 million, of which $13.1 million had floating rates based on LIBOR at December 31, 2008. In addition to the factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of its current credit rating as compared to its credit rating at purchase; its current collateral coverage test results; the number of issuers in each pooled trust preferred security; the number of issuers in default; the amount of principal in default; and the percent of principal in default. At December 31, 2008, all trust preferred securities were current with respect to principal and interest payments; however, there was one security for which a payment in kind was received in lieu of cash. Six of the trust preferred securities have a below investment grade rating at December 31, 2008. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market rather than credit concerns. Prices on trust preferred securities were calculated by a third party. The third party obtained data about the deal structure and the underlying collateral. The collateral was analyzed in terms of its “quality” — or its ability to generate cash — based on its potential for eventually defaulting. The cash generated by the collateral was allocated across the deal’s capital structure or priority-of-claims “waterfall” to see which investors get paid — and which suffer losses.

The cash flows to each tranche were discounted to December 31, 2008 to determine an intrinsic value. Based on the third party analysis and the current investment ratings of the securities, and because the Bank has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Bank does not consider these assets to be other-than-temporarily impaired at December 31, 2008. However, continued price declines could result in a writedown of one or more of the trust preferred investments. Furthermore, management is also closely monitoring its investments in equity securities, which account for $1.8 million in unrealized losses as of December 31, 2008. At December 31, 2008, these securities represent investments in common equity offerings of seven financial institutions with an aggregate fair value of $2.7 million, one investment in preferred stock of an insurance company with a fair value of $598,000, and investments in three different mutual fund offerings with an aggregate fair value of $10.5 million. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and it’s capital adequacy, and all data available to determine the credit quality of each issuer. Based on the Bank’s detailed analysis, and because the Bank has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, the Bank does not consider these assets to be other-than-temporarily impaired at December 31, 2008. However, continued price declines could result in a writedown of one or more of these equity investments.

Stock based compensation expense is reported in net income utilizing the fair-value-based method set forth in FAS No. 123R. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on pages 11 and 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 13, “Stock Option Plans”, on pages 78 through 80 of the Company’s 2008 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company increased $14.1 million, or 1.9%, to $741.3 million at December 31, 2008 from $727.2 million at September 30, 2008. Significant changes in individual categories include increases in securities held-to-maturity of $3.8 million, net loans of $12.3 million, and Federal Home Loan Bank stock of $2.1 million, partially offset by a decrease in cash and cash equivalents of $3.1 million and a decrease in securities available-for-sale of $3.2 million. The increase in net loans primarily relates to a $10.8 million increase in commercial real estate loans.

Total liabilities of the Company increased $9.5 million, or 1.4%, to $694.6 million at December 31, 2008 from $685.1 million at September 30, 2008. Significant changes include an increase in short-term debt of $12.5 million and an increase in advance payments by borrowers for taxes and insurance of $1.5 million, partially offset by a decrease in deposits of $5.2 million. The short-term debt increase was primarily attributed to the decrease in deposits.

Stockholders’ equity increased to $46.7 million at December 31, 2008, compared to $42.2 million at September 30, 2008. This result reflects net income for the three month period ended December 31, 2008 of $1.7 million, stock options exercised of $1,000, stock issued under the Dividend Reinvestment Plan of $26,000, stock-based compensation of $29,000, common stock warrants issued of $302,000, and the issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) of $6.6 million. On December 12, 2008, the Company sold $7 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate 5% per annum until the fifth anniversary of issuance and, unless earlier redeemed, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Offsetting these increases were common stock cash dividends paid of $424,000 and an increase in the accumulated other comprehensive loss of $3.2 million, as a result of changes in the net unrealized losses on the available-for-sale securities and by the unrealized loss recognized on the cash flow hedge as discussed in Note 8, “Derivative Instrument”, on pages 15 and 16 above. Approximately $3.4 million of the balances in retained earnings as of December 31, 2008 and September 30, 2008 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $476,000 and $653,000 in loans at December 31, 2008 and September 30, 2008, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

	December 31, 2008	September 30, 2008
Non-accrual residential real estate loans (one-to-four family)	$1,840	$701
Non-accrual construction, multi-family residential and commercial real estate loans	4,776	2,993
Non-accrual installment loans	730	676
Non-accrual commercial business loans	1,696	1,357

Total non-performing loans	$9,042	$5,727

Total non-performing loans as a percent of net loans receivable	1.91%	1.24%

Total foreclosed real estate	$157	$170

Total non-performing loans and foreclosed real estate as a percent of total assets	1.24%	0.81%

Included in non-performing loans at December 31, 2008 are fourteen single-family residential real estate loans totaling $1.8 million, six commercial real estate loans totaling $4.8 million, twenty-five home equity and installment loans totaling $730,000, and thirteen commercial business loans totaling $1.7 million. Non-performing loans increased $3.3 million to $9.0 million at December 31, 2008 from $5.7 million at September 30, 2008 primarily because of four residential real estate loans with an aggregate balance of $1.2 million, four commercial real estate loans with an aggregate balance of $1.8 million, and two commercial business loans with an aggregate balance of $175,000 that were placed on non-accrual during the quarter.

At December 31, 2008, the Company had an allowance for loan losses of $3.6 million or 0.75% of gross loans receivable, as compared to an allowance of $3.4 million or 0.74% of gross loans receivable at September 30, 2008. The allowance for loan losses equals 39.6% of non-performing loans at December 31, 2008 compared to 59.8% at September 30, 2008. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of December 31, 2008. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at December 31, 2008 is reasonable. See also “Provision for Loan Losses” on pages 25 and 26. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three Months Ended December 31, 2008 and 2007

Net Income

Net income for the three months ended December 31, 2008 and 2007 was $1.7 million ($0.53 per diluted share) and $861,000 ($0.28 per diluted share), respectively. Excluding the tax benefit in the amount of $491,000 ($0.15 per diluted share) recorded during the quarter ended December 31, 2008, net income would have been $1.2 million ($0.38 per diluted share). The increase in net income is attributable to an increase in net interest income of $873,000, or 23.0%, an increase in other income of $196,000, or 33.9%, and a decrease in the provision for income taxes of $278,000, partially offset by an increase in the provision for loan losses of $375,000 and an increase in operating expenses of $146,000, or 4.7%.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, increased to 2.52% (annualized) in the three months ended December 31, 2008 from 1.96% (annualized) in the same period in 2007 as a result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended December 31,
	2008	2007
Average yield on:
Mortgage loans	5.98%	6.09%
Mortgage-backed securities	4.74	4.47
Installment loans	6.19	6.56
Commercial business loans and leases	5.50	7.31
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	5.09	5.57

Total interest-earning assets	5.63	5.92

Average rates paid on:
Deposits	2.48	3.45
Borrowed funds	3.98	4.74

Total interest-bearing liabilities	3.11	3.96

Average interest rate spread	2.52%	1.96%

Net yield on interest-earning assets	2.75%	2.27%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $432,000 and $410,000 and the yield was 4.55% and 4.44%, prior to adjusting for federal income tax at December 31, 2008 and 2007, respectively.

Interest Income

Interest on loans decreased $255,000 or 3.5% to $7.1 million for the three months ended December 31, 2008, compared to $7.3 million in the same period in 2007. The decrease reflects a decrease in the yield earned on the loan portfolio, partially offset by an increase in the average loan balance outstanding.

Interest on mortgage-backed securities increased $197,000 or 21.0% to $1.1 million for the three month period ended December 31, 2008, compared to $940,000 in the same period in 2007. The increase reflects an increase in the average balance of mortgage-backed securities owned as well as an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $359,000 or 18.6% to $1.6 million for the three months ended December 31, 2008, as compared to $1.9 million in the same period in 2007. The decrease reflects a decrease in the average balance of investment securities in the portfolio as well as a decrease in the yield earned on these investments.

Interest Expense

Interest on deposits decreased $1.0 million or 30.4% to $2.4 million for the three month period ended December 31, 2008, as compared to $3.4 million during the same period in 2007. The decrease reflects a decrease in the average balance of deposits as well as a decrease in the average cost of the deposits.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, increased $134,000 or 11.6% to $1.3 million for the three month period ended December 31, 2008, as compared to $1.2 million in the same period in 2007. The increase reflects an increase in the cost of these funds, partially offset by a lower level of average securities sold under agreement to repurchase. The Bank had $95 million of wholesale structured borrowings outstanding at December 31, 2008 and 2007.

Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $376,000 or 82.8% to $78,000 for the three month period ended December 31, 2008, as compared to $454,000 in the same period in 2007. The decrease reflects a decrease in the average cost of these borrowings, partially offset by an increase in the average balance of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, increased $12,000 or 0.9% for the three months ended December 31, 2008 as compared to the same period in 2007. The increase reflects an increase in the average balance of the debt, partially offset by a decrease in the average cost of the debt.

Interest on subordinated debt decreased $32,000 or 23.4% to $105,000 for the three months ended December 31, 2008, as compared to $137,000 in the same period in 2007. The decrease reflects a decrease in the average cost of these floating-rate debentures while the average balance remained unchanged. The decrease in interest expense on subordinated debt was partially offset by $25,000 in interest expense on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt.

Net Interest Income

The Company’s net interest income increased $873,000 or 23.0% to $4.7 million, for the three month period ended December 31, 2008, as compared to $3.8 million in the same period in 2007. The increase is attributable to an increase in net interest-earning assets as well as an increase in the interest rate spread. As of December 31, 2008 and 2007 the ratio of average interest-earning assets to average interest-bearing liabilities was 108.7% and 109.0%, respectively.

Provision for Loan Losses

The provision for loan losses was $555,000 for the three month period ended December 31, 2008, as compared to $180,000 for the same period in 2007. At December 31, 2008, the allowance for loan losses increased to $3.6 million from $3.4 million at September 30, 2008. Net loan charge-offs were $394,000 for the three months ended December 31, 2008 as compared to net loan charge-offs of $65,000 for the three months ended December 31, 2007. Charge-offs for the current fiscal period are primarily attributed to four commercial business loans totaling $187,000, one home equity loan totaling $146,000, and two residential real estate loans totaling $30,000.

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

Other Income

Total non-interest or other income increased $196,000 or 33.9% to $775,000 for the three month period ended December 31, 2008 as compared to the same period in 2007. Increases in other income primarily relate to an increase in loan service charges and fees, a decrease in impairment charges on investments, an increase in gains on sales of loans, and an increase in ATM fees, partially offset by an increase in losses on loan interest rate swaps, a decrease in deposit service charges and fees, and a decrease in non-insured investment product income.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $13,000 or 11.4% to $127,000 for the three month period ended December 31, 2008, respectively, as compared to the same period in 2007. The increase is primarily attributed to an increase in late charges collected on lines of credit, installment, and commercial loans, and an increase in title insurance fees, partially offset by a decrease in miscellaneous fees collected on residential mortgage and equity loans.

Impairment charges on securities were $75,000 for the quarter ended December 31, 2008, compared to $322,000 in the prior year. The impairment charges for the current period relate to the Company’s holdings of Freddie Mac preferred stock, whereas the impairment charges for the prior year period primarily relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund.

Gains on the sales of loans were $30,000 and $12,000 for the three month periods ended December 31, 2008 and 2007, respectively. The three month period ended December 31, 2008 results reflect the sale of approximately $2.1 million of fixed-rate, single-family mortgage loans, compared to $1.4 million of similar loan sales during the prior fiscal period.

Losses on loan interest rate swaps were $17,000 for the three months ended December 31, 2008. There were no losses on loan interest rate swaps for the three months ended December 31, 2007. As discussed in Note (8) above, the Company entered into a fixed rate loan with one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC.

Deposit service charges and fees decreased $10,000 or 2.5% to $388,000 for the three month period ended December 31, 2008, as compared to the same period in 2007. The decrease is primarily attributed to a decrease in the volume of fees collected for returned checks on deposit accounts, partially offset by an increase in service charges collected on checking accounts.

Automated teller machine (ATM) fees were $186,000 and $179,000 for the three month periods ended December 31, 2008 and 2007, respectively. The increase is primarily attributed to an increase in the interchange fees earned on debit card transactions.

Non-insured investment product income was $26,000 and $72,000 for the three month period ended December 31, 2008 and 2007, respectively. The decrease is primarily attributed to a decrease in the commissions earned on the sales of these products due to lower volumes of sales.

Cash surrender value of life insurance increased $5,000 or 7.5% to $72,000 for the three month period ended December 31, 2008 as compared to the same period in 2007. The increase is primarily attributed to an increase in the amount of bank owned life insurance outstanding.

Operating Expenses

Total operating expenses for the three month period ended December 31, 2008 increased to $3.2 million, as compared to $3.1 million for the same period in 2007. The increase is primarily attributed to an increase in compensation and benefits expense, an increase in professional fees, an increase in service bureau expense, and an increase in other operating expense, partially offset by a decrease in depreciation and amortization expense and a decrease in foreclosed real estate expense.

Compensation and benefits expense increased slightly to $1.9 million for the three month period ended December 31, 2008, as compared to the same period in 2007. The increase is primarily attributed to an increase in retirement expense and an increase in health and life insurance expense.

Depreciation and amortization expense was $122,000 for the three month period ended December 31, 2008, as compared to $130,000 for the same period in 2007. The decrease is primarily attributed to equipment becoming fully depreciated, partially offset by depreciation on additions in the current period.

Losses on the sales of foreclosed real estate were $5,000 for the three month periods ended December 31, 2008 and 2007. Foreclosed real estate expense was $1,000 and $21,000 for the three month periods ended December 31, 2008 and 2007, respectively. The results reflect the costs associated with the holding and disposition of properties, including writedowns during the periods. At December 31, 2008, foreclosed real estate consisted of three single-family residential properties.

Professional fees were $152,000 for the three month period ended December 31, 2008, as compared to $127,000 for the same period in 2007. The increase is primarily attributed to an increase in audit fees.

Service bureau expense was $106,000 for the three month period ended December 31, 2008, as compared to $68,000 for the same period in 2007. In February 2007, the Bank converted its data processing operations from an in-house environment to an outsourced service bureau environment, which primarily contributed to the increase. The service bureau environment has reduced compensation expense and office occupancy and equipment expense.

Other operating expenses were $576,000 for the three month period ended December 31, 2008 compared to $522,000 for the same period in 2007. The increase is due primarily to an increase in charitable contributions expense and an increase in scorecard reward expenses. In October of 2008 the Bank started a scorecard reward program where customers can earn points for using their check card for normal routine purchases. For every $2.00 a customer spends, one point is earned. Points can be redeemed for electronics, air travel, hotel stays and other rewards.

The Company anticipates increases in operating expenses due to a recent increase in the assessment rate for deposit insurance from the previous 5 to 7 basis points to 12 to 14 basis points for the quarter commencing January 1, 2009. The FDIC has proposed to set the assessment rate at between 10 and 14 basis points thereafter. In addition, the Bank has elected to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guarantee Program which provides unlimited insurance coverage for non-interest-bearing transaction accounts. Under this program, the Bank will be assessed at the rate of 10 basis points for transaction account balances in excess of the $250,000 insurance limit.

Income Taxes

For the three months ended December 31, 2008 the Company recorded a tax benefit of $25,000 compared to an expense of $253,000 for the same 2007 period. The tax provision for the current period was significantly impacted by the impairment charges during the fiscal year ended September 30, 2008. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Consequently, the Company recognized this additional tax benefit in the quarter ending December 31, 2008. As a result of the additional tax benefit that was recognized in the quarter ending December 31, 2008, the effective tax rate was (1.5%) versus 22.7% for the quarter ending December 31, 2007. The effective tax rates are also affected by tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three month period ended December 31, 2008 was $1.8 million and $394,000, respectively, compared to $1.9 million and $384,000, respectively, for the three month period ended December 31, 2007.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and the Preferred Securities issued by FB Statutory Trust III in 2007. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2008, the Company had Tier 1 capital as a percentage of risk-weighted assets of 11.83% and total risk-based capital as a percentage of risk-weighted assets of 12.55%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2008, the Company had a leverage ratio of 8.04%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2008, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.37% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2008, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 11.55%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2008, the total of approved loan commitments amounted to $2.9 million. In addition, the Company had $13.4 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $129.1 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	December 31, 2008	September 30, 2008
	(in thousands)
Commitments to grant loans	$2,856	$5,422
Unfunded commitments under lines of credit	63,685	63,269
Financial and performance standby letters of credit	1,144	1,404

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2008 for guarantees under standby letters of credit issued is not material.

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

Part II—Other Information

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

(a) Not applicable

(b) Not applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Report.

3.1	Articles of Incorporation (1)

3.2	Amended Bylaws (14)

3.3	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (15)

4.1	Common Stock Certificate (1)

4.2	Rights Agreement dated as of March 31, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)

4.3	Amendment No. 1 to Rights Agreement (4)

4.4*	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.5*	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators

4.6*	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.7	Form of Certificate for the Series B Preferred Stock (15)

4.8	Warrant for Purchase of Shares of Common Stock (15)

10.1**	Employee Stock Ownership Plan, as amended (1)

10.4**	1997 Employee Stock Compensation Program (6)

10.6**	1998 Group Term Replacement Plan (7)

10.7**	1998 Salary Continuation Plan Agreement by and between W.L. Windisch, the Company and the Bank (7)

10.8**	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)

10.9**	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)

10.10**	Salary Continuation Plan Agreement with Lisa L. Griffith (2)

10.11**	1998 Stock Compensation Plan (8)

10.12**	2000 Stock Compensation Plan (9)

10.13**	2001 Stock Compensation Plan (10)

10.14**	2002 Stock Compensation Plan (11)

10.15**	2005 Stock-Based Incentive Plan (12)

10.16**	Form of Directors Indemnification Agreement (13)

10.17**	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)

10.18**	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)

10.19**	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)

10.20**	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)

10.21**	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)

10.22	Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (15)

10.23**	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

10.24**	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).
(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed March 31, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(5)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.

(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed December 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date: February 17, 2009	By:	/s/ Richard G. Spencer
Richard G. Spencer
President and Chief Executive Officer

Date: February 17, 2009	By:	/s/ Lisa L. Griffith
Lisa L. Griffith
Sr. Vice President and Chief Financial Officer