Form 10-Q
period 2009-03-31
FIDELITY BANCORP INC
filed 2009-05-15
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,043,359 shares, par value $0.01, at April 30, 2009.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I	Financial Information

Item 1.	Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	March 31, 2009	September 30, 2008
Assets
Cash and due from banks	$6,854	$6,701
Interest-bearing demand deposits with other institutions	7,465	4,071

Cash and Cash Equivalents	14,319	10,772

Securities available-for-sale (amortized cost of $153,012 and $155,273)	144,523	146,680
Securities held-to-maturity (fair value of $66,141 and $73,531)	66,498	75,404
Loans held for sale	561	225
Loans receivable, net of allowance of $3,757 and $3,424	456,914	460,786
Foreclosed real estate, net	106	170
Federal Home Loan Bank stock, at cost	10,034	7,943
Office premises and equipment, net	7,553	6,949
Accrued interest receivable	3,192	3,512
Cash surrender value of life insurance	6,935	6,131
Goodwill	2,653	2,653
Other assets	7,057	5,985

Total Assets	$720,345	$727,210

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$40,960	$37,983
Interest bearing	390,087	378,431

Total Deposits	431,047	416,414

Securities sold under agreement to repurchase	105,390	104,003
Short-term borrowings	126	32,258
Long-term debt	118,672	118,800
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,998	1,483
Securities purchased but not settled	502	—
Other liabilities	4,890	4,365

Total Liabilities	671,357	685,055

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,655	—
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,662,488 and 3,647,854 shares issued, respectively	37	36
Paid-in-capital	46,330	45,931
Retained earnings	12,335	12,268
Accumulated other comprehensive loss, net of tax	(5,987)	(5,698)
Treasury stock, at cost - 619,129 shares	(10,382)	(10,382)

Total Stockholders’ Equity	48,988	42,155

Total Liabilities and Stockholders’ Equity	$720,345	$727,210

See accompanying notes to unaudited consolidated financial statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Interest income:
Loans	$6,871	$7,156	$13,945	$14,484
Mortgage-backed securities	1,009	977	2,146	1,917
Investment securities-taxable	1,036	1,416	2,170	2,929
Investment securities-tax-exempt	438	416	871	826
Other	2	7	4	12

Total interest income	9,356	9,972	19,136	20,168

Interest expense:
Deposits	2,177	3,040	4,528	6,419
Securities sold under agreement to repurchase	1,259	1,178	2,548	2,333
Short-term borrowings	41	172	120	625
Long-term debt	1,195	1,357	2,478	2,628
Subordinated debt	102	106	206	243

Total interest expense	4,774	5,853	9,880	12,248

Net interest income	4,582	4,119	9,256	7,920

Provision for loan losses	320	210	875	390

Net interest income after provision for loan losses	4,262	3,909	8,381	7,530

Other income:
Loan service charges and fees	140	114	266	228
Realized gain on sales of securities, net	—	7	—	7
Impairment charge on securities	(1,645)	—	(1,720)	(322)
Gain on sales of loans	124	44	154	57
Gain (loss) on loan interest rate swaps	1	—	(17)	—
Deposit service charges and fees	342	326	730	724
ATM fees	171	166	357	345
Non-insured investment products	23	74	49	145
Cash surrender value of life insurance	66	67	138	134
Other	76	99	116	158

Total other income	(702)	897	73	1,476

Operating expenses:
Compensation and benefits	2,091	2,039	4,018	3,911
Office occupancy and equipment expense	276	289	512	522
Depreciation and amortization	120	129	242	259
Loss on sales of foreclosed real estate	5	—	10	5
Foreclosed real estate expense	1	3	2	23
Amortization of intangible assets	6	7	12	15
Advertising	90	100	190	200
Professional fees	105	122	257	249
Service bureau expense	113	75	219	143
FDIC insurance premiums	75	12	94	25
Other	538	508	1,096	1,019

Total operating expenses	3,420	3,284	6,652	6,371

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Income before Provision for Income Taxes	$140	$1,522	$1,802	$2,635
Provision for Income Taxes	269	354	244	607

Net Income (Loss)	(129)	1,168	1,558	2,028
Preferred stock dividend	(106)	—	(106)	—
Accretion of preferred stock discount	(15)	—	(15)	—

Net income (loss) available to common stockholders	$(250)	$1,168	$1,437	$2,028

Earnings per Share
Basic earnings per common share	$(0.08)	$0.39	$0.47	$0.67

Diluted earnings per common share	$(0.08)	$0.38	$0.45	$0.67

Dividends per common share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2008	3,647,854	$—	$36	$45,931	$12,268	$(5,698)	$(10,382)	$42,155
Comprehensive income:
Net income					1,558			1,558
Comprehensive loss on cash flow hedges net of tax of ($184)						(357)		(357)
Comprehensive loss on investment securities, net of tax of ($549)						(1,067)		(1,067)
Reclassification adjustment on investment securities, net of tax of $585						1,135		1,135

Total comprehensive income								1,269

Cumulative effect of change in accounting for split dollar life insurance arrangements					(520)			(520)
Preferred stock issued (7,000 shares)		6,640		302				6,942
Accretion of preferred stock discount		15			(15)			—
Cumulative dividends on preferred stock					(106)			(106)
Stock-based compensation expense				55				55
Stock options exercised	79			1				1
Tax adjustment on stock options exercised				(15)				(15)
Restricted stock issued	7,100
Cash dividends declared					(850)			(850)
Shares issued to Dividend
Reinvestment Plan	7,455		1	56				57

Balance at March 31, 2009	3,662,488	$6,655	$37	$46,330	$12,335	$(5,987)	$(10,382)	$48,988

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended March 31,
	2009	2008
Operating Activities:
Net income	$1,558	$2,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	875	390
Loss on foreclosed real estate	10	5
Provision for depreciation and amortization	242	259
Deferred loan fee amortization	(9)	6
Amortization of investment and mortgage-backed securities discounts/premiums, net	35	90
Amortization of intangibles	12	15
Net realized gains on sales of investments	—	(7)
Impairment charge on securities	1,720	322
Loans originated for sale	(11,823)	(5,784)
Sales of loans held for sale	11,641	5,119
Net gains on sales of loans	(154)	(57)
Earnings on cash surrender value of life insurance policies	(138)	(67)
Expenses related to cash surrender value of life insurance policies	32	—
Decrease (increase) in interest receivable	320	(70)
(Decrease) increase in interest payable	(27)	25
Decrease (increase) in accrued taxes	39	(610)
Noncash compensation expense related to stock benefit plans	55	56
Changes in other assets	(947)	571
Changes in other liabilities	(22)	(560)

Net cash provided by operating activities	3,419	1,731

Investing Activities:
Proceeds from sales of securities available-for-sale	—	537
Proceeds from maturities and principal repayments of securities available-for-sale	10,611	15,488
Purchases of securities available-for-sale	(10,124)	(32,841)
Proceeds from maturities and principal repayments of securities held-to-maturity	14,347	15,352
Purchases of securities held to maturity	(5,450)	(13,954)
Net decrease in loans	2,889	974
Proceeds from sales of foreclosed real estate	171	47
Additions to office premises and equipment	(846)	(214)
Purchases of FHLB stock	(2,424)	(3,752)
Redemptions of FHLB stock	333	3,024
Purchases of cash surrender value life insurance	(698)	—

Net cash provided by (used in) investing activities	8,809	(15,339)

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Six Months Ended March 31,
	2009	2008
Financing Activities:
Net increase (decrease) in deposits	$14,633	$(10,926)
Net increase in retail repurchase agreements	1,387	628
Net decrease in short-term borrowings	(32,132)	(4,168)
Increase in advance payments by borrowers for taxes and insurance	1,515	1,645
Proceeds from long-term debt	30,000	55,000
Repayments of long-term debt	(30,128)	(30,124)
Cash dividends paid	(956)	(841)
Preferred stock issued	6,942	—
Stock options exercised	1	298
Excess tax benefit realized on stock-based compensation	—	27
Proceeds from sale of stock through Dividend Reinvestment Plan	57	76

Net cash (used in) provided by financing activities	(8,681)	11,615

Net increase (decrease) in cash and cash equivalents	3,547	(1,993)

Cash and cash equivalents at beginning of period	10,772	11,076

Cash and cash equivalents at end of period	$14,319	$9,083

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowings	$9,907	$12,234

Income taxes	$856	$825

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$117	$309

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

March 31, 2009

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2008. The results for the three and six month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009 or any future interim period.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in a business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

(4) Stock Based Compensation

As of March 31, 2009, the Company had six share-based compensation plans, for which stock options were outstanding as of March 31, 2009. However, the plan described below is the only plan for which stock options and restricted stock are available for grant.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at November 30, 2008 and December 31, 2007, the Company awarded 7,100 and 5,100 shares of restricted stock, respectively, from the unallocated shares under the Plan having a market value of approximately $49,700 and $66,600, respectively. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of March 31, 2009, 4,242 share awards were available for grant under this program.

As of March 31, 2009 there was approximately $144,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the six months ended March 31, 2009 were as follows:

	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	375,002	$15.68
Granted	49,200	6.23
Exercised	(79)	10.70
Forfeited	(20,611)	10.40

Outstanding as of March 31, 2009	403,512	$14.80

Exercisable as of March 31, 2009	338,728	$15.89

The options outstanding and exercisable as of March 31, 2009 have a weighted average remaining term of 3.9 and 3.4 years, respectively.

The fair value of options granted for the six month periods ended March 31, 2009 and 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended March 31,
	2009	2008
Dividend yield	8.99%	4.94%
Expected life	5.5 years	5.5 years
Expected volatility	31.23%	20.92%
Risk-free interest rate	2.08%	3.58%
Weighted average fair value of options granted	$0.62	$1.64

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $22,000 and $6,000 for the six months ended March 31, 2009 and 2008, respectively. The following table summarizes restricted stock awards for the six months ended March 31, 2009 and 2008, respectively:

	Six Months Ended March 31,
	2009	2008
Number of shares awarded	7,100	5,100
Market price of stock on date of grant	$7.00	$13.06

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Numerator:
Net income (loss) available to common stockholders	$(250)	$1,168	$1,437	$2,028
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,041	3,020	3,038	3,009
Effect of dilutive securities:
Common stock equivalents	—	33	132	33

Denominator for diluted earnings per share - weighted average shares and assumed conversions	3,041	3,053	3,170	3,042

Basic earnings per share	$(0.08)	$0.39	$0.47	$0.67

Diluted earnings per share	$(0.08)	$0.38	$0.45	$0.67

All of the shares of common stock and restricted stock that were outstanding during the three months ended March 31, 2009 were not included in the computation of diluted EPS because to do so would have been anti-dilutive Similarly, options to purchase 170,406 shares of common stock ranging from $18.64 to $22.91 per share were outstanding during the three months ended March 31, 2008, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Options to purchase 314,675 shares of common stock ranging from $11.06 to $22.91 per share and 3,200 shares of restricted stock at $13.06 per share were outstanding during the six months ended March 31, 2009, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 170,406 shares of common stock ranging from $18.64 to $22.91 per share were outstanding during the six months ended March 31, 2008, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Securities

The Company’s securities available for sale portfolio is summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available for sale:
As of March 31, 2009:
U.S. government and agency obligations	$26,918	$1,125	$—	$28,043
Municipal obligations	18,227	193	264	18,156
Corporate obligations	12,565	138	908	11,795
Equity securities	4,143	—	1,225	2,918
Mutual funds	10,050	—	35	10,015
Trust preferred securities	24,652	82	7,495	17,239
Federal Home Loan Mortgage Corp. preferred stock	—	20	—	20
Mortgage-backed securities and collateralized mortgage obligations	56,457	1,159	1,279	56,337

	$153,012	$2,717	$11,206	$144,523

As of September 30, 2008:
U.S. government and agency obligations	$19,998	$259	$32	$20,225
Municipal obligations	17,157	12	970	16,199
Corporate obligations	14,076	54	786	13,344
Equity securities	4,064	64	945	3,183
Mutual funds	11,729	—	85	11,644
Trust preferred securities	25,175	—	5,127	20,048
Federal Home Loan Mortgage Corp. preferred stock	75	—	—	75
Mortgage-backed securities and collateralized mortgage obligations	62,999	188	1,225	61,962

	$155,273	$577	$9,170	$146,680

The following table shows the Company’s investments gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and September 30, 2008:

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2009:
(Dollar amounts in thousands)
Municipal obligations	17	$9,133	$234	1	$470	$30	18	$9,603	$264
Corporate obligations	9	5,686	786	2	1,381	122	11	7,067	908
Equity securities	5	1,484	371	3	1,434	854	8	2,918	1,225
Mutual funds	—	—	—	2	2,392	35	2	2,392	35
Trust preferred securities	2	1,019	219	20	16,083	7,276	22	17,102	7,495
Mortgage-backed securities and collateralized mortgage obligations	9	7,456	867	6	6,983	412	15	14,439	1,279

	42	$24,778	$2,477	34	$28,743	$8,729	76	$53,521	$11,206

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2008:
(Dollar amounts in thousands)
U.S. government and agency obligations	2	$3,968	$32	—	$—	$—	2	$3,968	$32
Municipal obligations	27	15,387	970	—	—	—	27	15,387	970
Corporate obligations	12	7,301	686	2	1,893	100	14	9,194	786
Equity securities	4	1,785	608	2	872	337	6	2,657	945
Mutual funds	—	—	—	2	2,288	85	2	2,288	85
Trust preferred securities	11	5,588	1,462	11	14,460	3,665	22	20,048	5,127
Mortgage-backed securities and collateralized mortgage obligations	23	34,874	917	7	6,101	308	30	40,975	1,225

	79	$68,903	$4,675	24	$25,614	$4,495	103	$94,517	$9,170

(7) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):

	March 31, 2009	September 30, 2008
First mortgage loans:
Conventional:
1-4 family dwellings	$203,483	$215,940
Multi-family dwellings	89	154
Commercial	95,932	84,074
Construction:
Residential	2,739	8,580
Commercial	31,670	26,519

	333,913	335,267

Less: Loans in process	(12,759)	(11,265)

	321,154	324,002

Consumer loans:
Home equity	86,366	90,532
Consumer loans	1,390	1,765
Other	2,240	2,357

	89,996	94,654

Commercial business loans and leases:
Commercial business loans	49,357	45,277
Commercial leases	218	250

	49,575	45,527

Less: Allowance for loan losses	(3,757)	(3,424)

Unearned discounts and fees	(54)	27

Loans receivable, net	$456,914	$460,786

(8) Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended March 31, 2009, fiscal year ended September 30, 2008, and for the six months ended March 31, 2008 are as follows (dollar amounts in thousands):

	Six Months Ended March 31, 2009	Year Ended September 30, 2008	Six Months Ended March 31, 2008
Balance at beginning of period	$3,424	$3,027	$3,027
Provision for loan losses	875	1,260	390
Charge-offs	(578)	(947)	(239)
Recoveries	36	84	23

Net charge-offs	(542)	(863)	(216)

Balance at end of period	$3,757	$3,424	$3,201

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

At March 31, 2009, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $7.0 million compared to $11.1 million at March 31, 2008. The decrease is primarily related to two commercial real estate loans totaling $4.6 million at March 31, 2008 that are no longer impaired at March 31, 2009. One loan in the amount of $2.6 million was cured by the way of sale in September 2008 and the second loan in the amount of $2.0 million became a performing loan in May 2008. Included in the current amount are $3.5 million of impaired loans for which the related allowance for loan losses is $345,000. Impaired loans of $3.3 million do not have a related allowance for loan losses as a result of applying impairment tests prescribed under FAS No. 114. The average recorded investment in impaired loans during the six months ended March 31, 2009 was $6.9 million compared to $8.9 million for the same period in the prior year. For the six months ended March 31, 2009, the Company recognized $127,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $103,000 of interest income on impaired loans during the six month period ended March 31, 2008.

(9) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of March 31, 2009.

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

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under paragraph 30(b)(2) of FAS No. 133, will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of March 31, 2009 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at March 31, 2009 is being utilized to hedge $7.5 million in floating rate preferred securities. Below is a summary of the interest rate swap contract and the terms at March 31, 2009:

	Notional	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Rate	Rate(*)	Date	Gain	Loss
Cash flow hedge	$7,500	5.32%	2.68%	12/15/2012	$—	$581

(*)	Variable receive rate based upon contract rates in effect at March 31, 2009.

During the first quarter of fiscal 2009, the Company entered into a fixed rate loan with one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Company pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three and six months ended March 31, 2009 the Company recorded a gain of $1,000 and a loss of $17,000, respectively, relating to this contract. As of March 31, 2009, the notional amount of the customer related interest rate derivative financial instrument was $993,000. There were no similar derivatives of this kind outstanding as of March 31, 2008.

(10) Comprehensive Income

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

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2009	March 31, 2008
Net (loss) income	$(129)	$1,168
Comprehensive gain (loss) on cash flow hedges net of tax of $1 in 2009 and $0 in 2008	1	(264)
Comprehensive gain (loss) on investment securities, net of tax of $934 in 2009 and ($81) in 2008	1,813	(156)
Reclassification adjustment on investment securities, net of tax of $560 in 2009 and ($2) in 2008	1,085	(5)

Total comprehensive income	$2,770	$743

	Six Months Ended	Six Months Ended
(Dollars in thousands)	March 31, 2009	March 31, 2008
Net income	$1,558	$2,028
Comprehensive loss on cash flow hedges net of tax of ($184) in 2009 and $0 in 2008	(357)	(264)
Comprehensive loss on investment securities, net of tax of ($549) in 2009 and ($344) in 2008	(1,067)	(667)
Reclassification adjustment on investment securities, net of tax of $585 in 2009 and $108 in 2008	1,135	207

Total comprehensive income	$1,269	$1,304

(11) Fair Value

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Effective October 1, 2008, the Company adopted FAS No. 157, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
Assets:
Available for sale securities	$12,933	$114,351	$17,239	$144,523
Residential loans held for sale	—	561	—	561
Liabilities:
Derivative instruments	—	732	—	732

At March 31, 2009, pooled trust preferred securities represent investments in 23 different trust preferred offerings with an aggregate fair value of $17.2 million, of which $15.7 million had floating rates based on LIBOR at March 31, 2009. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market rather than credit concerns. Prices on trust preferred securities were calculated using a discounted cash-flow technique. Cash flows were estimated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest. The Company recognized a $412,000 non-cash impairment charge on an investment in a pooled trust preferred security resulting from several factors, including a downgrade in its credit rating, it’s failure to pass its principal coverage test, indications of a break in yield, and the decline in the net present value of its projected cash flows. Management of the Company has deemed the impairment on the trust preferred security to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. Because the Bank has the ability and intent to hold the remaining trust preferred investments until a recovery of fair value, which may be maturity, the Bank does not consider the remaining assets to be other-than-temporarily impaired at March 31, 2009.

The following table presents the changes in the Level III fair-value category for the six months ended March 31, 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	October 1, 2008	Principal Transactions	Other	Transfers in and/or out of Level III	Purchases issuances and settlements	March 31, 2009	Unrealized gains (losses) still held
Assets:
Available for sale securities	$—	$—	$—	$17,239	$—	$17,239	$(7,413)

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2009 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$—	$7,001	$7,001

(12) Adoption Of New Accounting Pronouncement

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

(13) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments that normally would be payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. The Bank’s investment in the FHLB of Pittsburgh was $10.0 million at March 31, 2009 and is valued at the par issue amount of $100 per share.

(14) TARP Capital Purchase Program

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

Pursuant to the terms of the Purchase Agreement, the ability of the Registrant to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.14) declared on the Common Stock prior to December 12, 2008. The Company may redeem the Series B Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends, subject to the concurrence of the Treasury and its federal banking regulators. Prior to December 12, 2011, unless the Company has redeemed the Series B Preferred Stock or the Treasury has transferred the Series B Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its Common Stock dividend or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Agreement.

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

The fair value of the preferred stock and the common stock warrants was determined based on their relative fair values calculated as of their issuance date, December 12, 2008. Based on their relative fair values, the TARP proceeds (net of issuance costs) were allocated between preferred stock and additional paid in capital (for the warrant component). The market/discount rate used when deriving the fair value of the preferred stock was 10.00%. This rate was determined by calculating the average dividend rate of the five most recent preferred equity offerings completed by banks and thrifts. A Black-Scholes model was used to calculate the fair value of the common stock warrants. Key assumptions input into the model included: amount of common stock, $1,050,000 (based on 15% of the gross TARP proceeds); market price of the common stock on the warrant grant date, $6.75; exercise price of the warrant, $8.65 (20 day trailing average of the common stock as of the Treasury’s approval date); number of common stock warrants issued, 121,387; expected life of the warrants, 5 years; the risk free interest rate, 1.55%; the continuous annualized volatility of the change in the underlying common stock’s price, 32.00%; and the simple annual expected cash dividend yield on common stock, 8.30%. Based on the calculations, the fair value of the preferred stock represented 95.65% of the total fair value of the preferred stock and common stock warrants, while the fair value of the common stock warrants represented 4.35% of the total. The discount on the preferred stock is being amortized on a straight-line basis over five years.

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

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 8, “Allowance for Loan Losses”, on pages 15 and 16 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on pages 40 and 41 of the Company’s 2008 Annual Report to Shareholders.

At least quarterly, management reviews all securities where the market value is less than the amortized cost. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. There are numerous factors considered in evaluating whether a decline in market value is other than temporary. The primary factors include (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additional factors considered in the assessment include the implied and historical volatility of the security; whether the market decline was affected by macroeconomic conditions or by specific information pertaining to an individual security; downgrades by rating agencies; changes in tax laws, regulation, or other governmental policies significantly affecting the issuer; changes in key financial indicators of the issuer (e.g. significant losses in the current year and prior years, loan covenant violations, changes in asset quality, liquidity, change in key management personnel); changes in the dividend policy of the issuer; and forecasts of economic and market or industry trends. If the security is deemed other than temporarily impaired it is written down to the current fair value and a corresponding charge to earnings is recognized. The Company recognized other-than-temporary impairment losses on available-for-sale securities of $1.6 million and $1.7 million for the three and six month periods ended March 31, 2009, respectively. The Company recognized similar losses of $322,000 for the six months ended March 31, 2008. There were no losses recognized during the three months ended March 31, 2008. The impairment charges for the three month period ended March 31, 2009 relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund and its investment in a pooled trust preferred security. A $1.2 million non-cash impairment charge on the AMF Ultra Short Mortgage Fund resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities.

This uncertainty has negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company has deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value. A $412,000 non-cash impairment charge on an investment in a pooled trust preferred security resulted from several factors, including a downgrade in its credit rating, its failure to pass its principal coverage test, indications of a break in yield, and the decline in the net present value of its projected cash flows. Management of the Company has deemed the impairment on the trust preferred security to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. The impairment charges for the six month period ended March 31, 2009 relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund, Freddie Mac preferred stock, and the one pooled trust preferred security. The impairment charges for the six month period ended March 31, 2008 relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund.

In light of recent price volatility, management is closely monitoring its investments in trust preferred securities, which account for $7.5 million in unrealized losses as of March 31, 2009. At March 31, 2009, these securities represent investments in 23 different trust preferred offerings with an aggregate fair value of $17.2 million, of which $15.7 million had floating rates based on LIBOR at March 31, 2009. In addition to the factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of its current credit rating as compared to its credit rating at purchase; its current collateral coverage test results; the number of issuers in each pooled trust preferred security; the number of issuers in default; the amount of principal in default; and the percent of principal in default. At March 31, 2009, all trust preferred securities were current with respect to interest payments; however, there were two securities for which a payment in kind was received in lieu of cash, as permitted by the investment agreements. Eight of the trust preferred securities have a below investment grade rating at March 31, 2009. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market rather than credit concerns. Prices on trust preferred securities were calculated using a spread model based on their current credit ratings. Because the Bank has the ability and intent to hold the remaining trust preferred investments until a recovery of fair value, which may be maturity, except for the pooled trust preferred security mentioned above, the Bank does not consider these remaining assets to be other-than-temporarily impaired at March 31, 2009. However, continued price declines could result in a writedown of one or more of the trust preferred investments.

Management is also closely monitoring its investments in equity securities, which account for $1.3 million in unrealized losses as of March 31, 2009. At March 31, 2009, these securities represent investments in common equity offerings of seven financial institutions with an aggregate fair value of $2.5 million, one investment in preferred stock of an insurance company with a fair value of $461,000, and investments in three different mutual fund offerings with an aggregate fair value of $10.0 million. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Based on the Bank’s detailed analysis, and because the Bank has the ability and intent to hold the investments until a recovery of fair value, except for the AMF Ultra Short Mortgage Fund mentioned above, the Bank does not consider these remaining assets to be other-than-temporarily impaired at March 31, 2009. However, continued price declines could result in a writedown of one or more of these equity investments.

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

Comparison of Financial Condition

Total assets of the Company decreased $6.9 million, or 0.9%, to $720.3 million at March 31, 2009 from $727.2 million at September 30, 2008. Significant changes in individual categories include decreases in securities available-for-sale of $2.2 million, securities held-to-maturity of $8.9 million, and net loans of $3.9 million, partially offset by increases in cash and cash equivalents of $3.5 million and Federal Home Loan Bank stock of $2.1 million. The Company is currently experiencing increased levels of loan and mortgage-backed security prepayment and loan refinancing activity. The decrease in net loans reflects $43.7 million of prepayments, partially offset by $41.7 million in loan originations.

Total liabilities of the Company decreased $13.7 million, or 2.0%, to $671.4 million at March 31, 2009 from $685.1 million at September 30, 2008. Significant changes include a decrease in short-term debt of $32.1 million, partially offset by an increase in deposits of $14.6 million, an increase in securities sold under agreement to repurchase of $1.4 million, and an increase in advance payments by borrowers for taxes and insurance of $1.5 million. The short-term debt decrease was primarily attributed to the increase in deposits and the decreases in securities held-to-maturity, securities available-for-sale, and net loans. The increase in deposits is primarily attributed to an increase in checking accounts of $4.4 million, an increase in savings accounts of $2.5 million, and an increase in time deposits of $9.4 million, partially offset by a decrease in money market accounts of $1.7 million.

Stockholders’ equity increased to $49.0 million at March 31, 2009, compared to $42.2 million at September 30, 2008. This result reflects net income for the six month period ended March 31, 2009 of $1.6 million, stock options exercised of $1,000, stock issued under the Dividend Reinvestment Plan of $57,000, stock-based compensation of $55,000, common stock warrants issued of $302,000, and the issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) of $6.6 million. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate 5% per annum until the fifth anniversary of issuance and, unless earlier redeemed, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Offsetting these increases were common and preferred stock cash dividends paid of $956,000 and an increase in the accumulated other comprehensive loss of $289,000, as a result of changes in the net unrealized losses on the available-for-sale securities and by the unrealized loss recognized on the cash flow hedge as discussed in Note 9, “Derivative Instrument”, on pages 16 and 17 above. Approximately $3.4 million of the balances in retained earnings as of March 31, 2009 and September 30, 2008 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $373,000 and $653,000 in loans at March 31, 2009 and September 30, 2008, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

	March 31, 2009	September 30, 2008

Non-accrual residential real estate loans (one-to-four family)	$722	$701
Non-accrual construction, multi-family residential and commercial real estate loans	3,518	2,993
Non-accrual installment loans	685	676
Non-accrual commercial business loans	1,353	1,357

Total non-performing loans	$6,278	$5,727

Total non-performing loans as a percent of net loans receivable	1.37%	1.24%

Total foreclosed real estate	$106	$170

Total non-performing loans and foreclosed real estate as a percent of total assets	0.89%	0.81%

Included in non-performing loans at March 31, 2009 are nine single-family residential real estate loans totaling $722,000, two commercial real estate loans totaling $3.5 million, nineteen home equity and installment loans totaling $685,000, and eight commercial business loans totaling $1.4 million. Non-performing loans increased $551,000 to $6.3 million at March 31, 2009 from $5.7 million at September 30, 2008 primarily because of one commercial real estate loan with a balance of $932,000 and thirteen home equity and installment loans with an aggregate balance of $239,000 that were placed on non-accrual during the period.

At March 31, 2009, the Company had an allowance for loan losses of $3.8 million or 0.82% of gross loans receivable, as compared to an allowance of $3.4 million or 0.74% of gross loans receivable at September 30, 2008. The allowance for loan losses equals 59.8% of non-performing loans at March 31, 2009 and September 30, 2008. Management believes the balance is adequate based on its analysis of quantitative and qualitative factors as of March 31, 2009. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at March 31, 2009 is reasonable. See also “Provision for Loan Losses” on page 30. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three and Six Months Ended March 31, 2009 and 2008

Net Income

The Company recorded a net loss for the three months ended March 31, 2009 of $129,000 and a net loss available to common stockholders of $250,000 or ($0.08) per diluted common share compared to net income of $1.2 million or $0.38 per diluted common share for the same period in 2008. The decrease in net income primarily reflects charges of $1.6 million for other-than temporary impairment (“OTTI”) on certain investment securities. Excluding the impairment charges of $1.6 million, net income would have been $1.4 million or $0.39 per diluted share. Other factors contributing to the decrease include an increase in the provision for loan losses of $110,000 and an increase in operating expenses of $136,000, or 4.1%, partially offset by an increase in net interest income of $463,000, or 11.2%, an increase in other income (excluding OTTI charges) of $46,000, or 5.1%, and a decrease in the provision for income taxes of $85,000.

Net income for the six months ended March 31, 2009 was $1.6 million and net income available to common stockholders was $1.4 million or $0.45 per diluted common share compared to $2.0 million or $0.67 per diluted common share for the same period in 2008. The decrease in net income primarily reflects OTTI charges of $1.7 million on certain investment securities. Excluding the impairment charges of $1.7 million, net income would have been $3.0 million or $0.92 per diluted share. Other factors contributing to the decrease include an increase in the provision for loan losses of $485,000 and an increase in operating expenses of $281,000, or 4.4%, partially offset by an increase in net interest income of $1.3 million, or 16.9%, an increase in other income (excluding OTTI charges) of $317,000, or 21.5%, and a decrease in the provision for income taxes of $363,000.

The Company’s net loss/income available to common stockholders and diluted earnings per common share for the three and six months ended March 31, 2009 reflects the impact of $121,000 of preferred stock dividends and discount accretion.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, increased to 2.41% (annualized) in the three months ended March 31, 2009 from 2.12% (annualized) in the same period in 2008. The Company’s tax-equivalent interest rate spread increased to 2.47% (annualized) in the six months ended March 31, 2009 from 2.04% (annualized) in the same period in 2008. The increase in both periods is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Average yield on:
Mortgage loans	5.92%	6.01%	5.96%	6.06%
Mortgage-backed securities	4.33	4.37	4.55	4.38
Installment loans	5.89	6.38	6.04	6.47
Commercial business loans and leases	5.08	6.90	5.28	7.08
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	4.80	5.36	4.94	5.45

Total interest-earning assets	5.42	5.76	5.53	5.84

Average rates paid on:
Deposits	2.31	3.15	2.39	3.30
Borrowed funds	4.02	4.37	4.02	4.55

Total interest-bearing liabilities	3.01	3.64	3.06	3.80

Average interest rate spread	2.41%	2.12%	2.47%	2.04%

Net yield on interest-earning assets	2.71%	2.44%	2.73%	2.35%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $438,000 and $416,000 and the yield was 4.49% and 4.42%, prior to adjusting for federal income tax for the three months ended March 31, 2009 and 2008, respectively. Interest income on tax-exempt investment securities was $871,000 and $826,000 and the yield was 4.52% and 4.42%, prior to adjusting for federal income tax for the six months ended March 31, 2009 and 2008, respectively.

Interest Income

Interest on loans decreased $285,000 or 4.0% to $6.9 million for the three months ended March 31, 2009, compared to $7.2 million in the same period in 2008. Interest on loans decreased $539,000 or 3.7% to $13.9 million for the six months ended March 31, 2009, compared to the same period in 2008. The decrease for both periods reflects a decrease in the yield earned on the loan portfolio, partially offset by an increase in the average loan balance outstanding.

Interest on mortgage-backed securities increased $32,000 or 3.3% to $1.0 million for the three month period ended March 31, 2009, compared to $977,000 in the same period in 2008. Interest on mortgage-backed securities increased $229,000 or 11.9% to $2.1 million for the six month period ended March 31, 2009, compared to the same period in 2008. The increase for three month period ended March 31, 2009 reflects an increase in the average balance of mortgage-backed securities owned, partially offset by a slight decrease in the average yield earned on the portfolio. The increase of the six month period ended March 31, 2009 reflects an increase in the average balance of mortgage-backed securities owned as well as an increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $363,000 or 19.7% to $1.5 million for the three months ended March 31, 2009, as compared to $1.8 million in the same period in 2008. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $722,000 or 19.2% to $3.0 million for the six months ended March 31, 2009, as compared to the same period in 2008. The decrease for both periods reflects a decrease in the average balance of investment securities in the portfolio as well as a decrease in the yield earned on these investments.

Interest Expense

Interest on deposits decreased $863,000 or 28.4% to $2.2 million for the three month period ended March 31, 2009, as compared to $3.0 million during the same period in 2008. Interest on deposits decreased $1.9 million or 29.5% to $4.5 million for the six month period ended March 31, 2009, as compared to the same period in 2008. The decrease for both periods reflects a decrease in the average balance of deposits as well as a decrease in the average cost of the deposits.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, increased $81,000 or 6.9% to $1.3 million for the three month period ended March 31, 2009, as compared to $1.2 million in the same period in 2008. Interest on securities sold under agreement to repurchase increased $215,000 or 9.2% to $2.5 million for the six month period ended March 31, 2009, as compared to the same period in 2008. The increase for both periods reflects an increase in the cost of these funds, partially offset by a lower level of average securities sold under agreement to repurchase. The Bank had $95 million of wholesale structured borrowings outstanding at March 31, 2009 and 2008.

Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $131,000 or 76.2% to $41,000 for the three month period ended March 31, 2009, as compared to $172,000 in the same period in 2008. Interest on short-term borrowings decreased $505,000 or 80.8% to $120,000 for the six month period ended March 31, 2009, as compared to the same period in 2008. The decrease for both periods reflects a decrease in the average cost of these borrowings, partially offset by an increase in the average balance of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $162,000 or 11.9% to $1.2 million for the three month period ended March 31, 2009 as compared to $1.4 million in the same period in 2008. Interest on long-term debt decreased $150,000 or 5.7% to $2.5 million for the six month period ended March 31, 2009 as compared to the same period in 2008. The decrease for the three month period ended March 31, 2009 reflects a decrease in the average balance of the debt and a decrease in the average cost of the debt. The decrease for the six month period ended March 31, 2009 reflects a decrease in the average cost of the debt, partially offset by an increase in the average balance of the debt.

Interest on subordinated debt decreased $4,000 or 3.8% to $102,000 for the three months ended March 31, 2009, as compared to $106,000 in the same period in 2008. Interest on subordinated debt decreased $37,000 or 15.2% to $206,000 for the six months ended March 31, 2009, as compared to the same period in 2008. The decrease for both periods reflects a decrease in the average cost of these floating-rate debentures while the average balance remained unchanged. The decrease in interest expense on subordinated debt was partially offset by $39,000 and $64,000 in interest expense for the three and six months ended March 31, 2009, respectively, on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt. For the three and six months ending March 31, 2008 the Company recorded interest income on the interest rate swap contract of $11,000.

Net Interest Income

The Company’s net interest income increased $463,000 or 11.2% to $4.6 million, for the three month period ended March 31, 2009, as compared to $4.1 million in the same period in 2008. The Company’s net interest income increased $1.3 million or 16.9% to $9.3 million, for the six month period ended March 31, 2009, as compared to the same period in 2008. The increase in both periods is attributable to an increase in net interest-earning assets as well as an increase in the interest rate spread. For the three months ended March 31, 2009 and 2008 the ratio of average interest-earning assets to average interest-bearing liabilities was 109.4% and 108.9%, respectively. For the six months ended March 31, 2009 and 2008 the ratio of average interest-earning assets to average interest-bearing liabilities was 109.0%.

Provision for Loan Losses

The provision for loan losses was $320,000 for the three month period ended March 31, 2009, as compared to $210,000 for the same period in 2008. The provision for loan losses was $875,000 for the six months ended March 31, 2009 compared to $390,000 for the six months ended March 31, 2008. At March 31, 2009, the allowance for loan losses increased to $3.8 million from $3.4 million at September 30, 2008. Net loan charge-offs were $148,000 for the three months ended March 31, 2009 as compared to net loan charge-offs of $151,000 for the three months ended March 31, 2008. Net loan charge-offs were $542,000 and $216,000 for the six months ended March 31, 2009 and 2008, respectively. Charge-offs for the three months ended March 31, 2009 are primarily attributed to three commercial business loans totaling $136,000. Charge-offs for the six months ended March 31, 2009 are primarily attributed to nine commercial business loans totaling $298,000, one home equity loan totaling $146,000, and three residential real estate loans totaling $58,000.

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

Other Income

Excluding OTTI charges of $1.6 million and $1.7 million for the three and six months ended March 31, 2009, respectively, and $322,000 for the six months ended March 31, 2008, total non-interest or other income increased $46,000 or 5.1% to $943,000 and decreased $5,000 or 0.3% to $1.8 million for the three and six month periods ended March 31, 2009, respectively, as compared to the same periods in 2008. The increase for the three month period ended March 31, 2009 is primarily attributed to an increase in loan service charges and fees, an increase in gains on sales of loans, an increase in deposit service charges and fees, and an increase in ATM fees, partially offset by a decrease in non-insured investment product income and a decrease in other income. The decrease for the six month period ended March 31, 2009 is primarily attributed to an increase in losses on loan interest rate swaps, a decrease in non-insured investment product income, and a decrease in other income, partially offset by an increase in loan service charges and fees, an increase in gains on sales of loans, an increase in deposit service charges and fees, and an increase in ATM fees.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $26,000 or 22.8% to $140,000, and increased $38,000 or 16.7% to $266,000 for the three and six month periods ended March 31, 2009, respectively, as compared to the same period in 2008. The increase for both periods is primarily attributed to an increase in late charges collected on lines of credit and commercial loans, and an increase in title insurance fees, partially offset by a decrease in miscellaneous fees collected on residential mortgage loans.

Impairment charges on securities were $1.6 million during the three-month period ending March 31, 2009; there were no similar charges in the prior fiscal period. The impairment charges relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund and its investment in a pooled trust preferred security. A $1.2 million non-cash impairment charge on the AMF Ultra Short Mortgage Fund resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty has negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company has deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value. A $412,000 non-cash impairment charge on an investment in a pooled trust preferred security resulted from several factors, including a downgrade in its credit rating, its failure to pass its principal coverage test, indications of a break in yield, and the decline in the net present value of its projected cash flows. Management of the Company has deemed the impairment on the trust preferred security to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. Impairment charges on securities were $1.7 million and $322,000 for the six months ended March 31, 2009 and 2008, respectively. The impairment charges for the current period relate to the Company’s holdings of Freddie Mac preferred stock, the AMF Ultra Short Mortgage Fund, and its investment in a pooled trust preferred security, whereas the impairment charges for the prior year period primarily relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund.

Gains on the sales of loans were $124,000 and $154,000 for the three and six month periods ended March 31, 2009, respectively, as compared to gains of $44,000 and $57,000 for the same periods in fiscal 2008. The three month period ended March 31, 2009 results reflect the sale of approximately $9.5 million of fixed-rate, single-family mortgage loans, compared to $3.8 million of similar loan sales during the prior fiscal period. The six month period ended March 31, 2009 results reflect the sale of approximately $11.6 million of fixed-rate, single-family mortgage loans, compared to $5.1 million of similar loan sales during the prior fiscal period.

The Company recognized a gain of $1,000 on loan interest rate swaps for the three months ended March 31, 2009 and a loss of $17,000 for the six month period ended March 31, 2009. There were no gains or losses on loan interest rate swaps for the three and six month periods ended March 31, 2008. As discussed in Note (9) above, during the first quarter of fiscal 2009 the Company entered into a fixed rate loan with one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC. It remains the only loan-related swap outstanding as of March 31, 2009 and there were no similar derivatives outstanding in fiscal 2008.

Deposit service charges and fees increased $16,000 or 4.9% to $342,000, and increased $6,000 or 0.8% to $730,000 for the three and six month periods ended March 31, 2009, respectively, as compared to the same periods in 2008. The increase for the three month period ended March 31, 2009 is primarily attributed to an increase in service charges collected on checking accounts and an increase in the net volume of fees collected for returned checks on deposit accounts. The increase for the six month period ended March 31, 2009 is primarily attributed to an increase in service charges collected on checking accounts, partially offset by a decrease in the net volume of fees collected for returned checks on deposit accounts.

Automated teller machine (ATM) fees were $171,000 and $357,000 for the three and six month periods ended March 31, 2009, respectively, as compared to $166,000 and $345,000 for the same periods in 2008. The increase for both periods is primarily attributed to an increase in the interchange fees earned on debit card transactions.

Non-insured investment product income was $23,000 and $49,000 for the three and six month periods ended March 31, 2009, respectively, as compared to $74,000 and $145,000 for the same periods in 2008. The decrease for both periods is primarily attributed to a decrease in the commissions earned on the sales of these products due to lower volumes of sales.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2009 increased to $3.4 million, as compared to $3.3 million for the same period in 2008. Total operating expenses for the six month period ended March 31, 2009 totaled $6.7 million compared to $6.4 million for the same period in 2008. The increase for the three month period ended March 31, 2009 is primarily attributed to an increase in compensation and benefits expense, an increase in the losses on foreclosed real estate, an increase in service bureau expense, an increase in FDIC deposit insurance premiums, and an increase in other operating expense, partially offset by a decrease in office occupancy and equipment expense, a decrease in depreciation and amortization expense, and a decrease in professional fees. The increase for the six month period ended March 31, 2009 is primarily attributed to an increase in compensation and benefits expense, an increase in the losses on foreclosed real estate, an increase in professional fees, an increase in service bureau expense, an increase in FDIC deposit insurance premiums, and an increase in other operating expense, partially offset by a decrease in office occupancy and equipment expense, a decrease in depreciation and amortization expense, and a decrease in foreclosed real estate expense.

Compensation and benefits expense was $2.1 million for the three month period ended March 31, 2009, as compared to $2.0 million for the same period in 2008. Compensation and benefits expense was $4.0 million for the six month period ended March 31, 2009, as compared to $3.9 million for the same period in 2008. The increase for the three month period ended March 31, 2009 is primarily attributed to normal salary increases for employees and an increase in health and life insurance expense. The increase for the six month period ended March 31, 2009 is primarily attributed to normal salary increases for employees, an increase in retirement expense, and an increase in health and life insurance expense.

Office occupancy and equipment expense was $276,000 and $512,000 for the three and six month periods ended March 31, 2009, respectively, as compared to $289,000 and $522,000 for the same periods in 2008. The decrease for both periods is primarily attributed to a decrease in rent expense and furniture fixtures and equipment expense, partially offset by an increase in office repairs and maintenance expense.

Depreciation and amortization expense was $120,000 and $242,000 for the three and six month periods ended March 31, 2009, respectively, as compared to $129,000 and $259,000 for the same periods in 2008. The decrease for both periods is primarily attributed to equipment becoming fully depreciated, partially offset by depreciation on additions in the current period.

Losses of $5,000 and $10,000 were recognized on the sales of foreclosed real estate for the three and six months ended March 31, 2009, respectively. A loss of $5,000 was recorded on the sales of foreclosed real estate for the six months ended March 31, 2008. There were no sales of foreclosed real estate during the three months ended March 31, 2008. Foreclosed real estate expense was $1,000 and $2,000 for the three and six month periods ended March 31, 2009, respectively, as compared to $3,000 and $23,000 for the same periods in 2008. The results reflect the costs associated with the holding and disposition of properties, including writedowns during the periods. At March 31, 2009, foreclosed real estate consisted of two single-family residential properties.

Professional fees were $105,000 and $257,000 for the three and six month periods ended March 31, 2009, respectively, as compared to $122,000 and $249,000 for the same periods in 2008. The decrease for the three months ended March 31, 2009 is primarily attributed to a decrease in audit fees as cost savings were recognized from the engagement of a new audit firm. The increase for the six month period ended March 31, 2009 is primarily attributed to an increase in audit fees. The increase in audit fees for the six month period is primarily related to consent fees the Company paid to its former audit firm, to consent on the Company’s Annual Report for the fiscal year ended September 30, 2008.

Service bureau expense was $113,000 for the three month period ended March 31, 2009, as compared to $75,000 for the same period in 2008. Service bureau expense was $219,000 and $143,000, for the six month periods ended March 31, 2009 and 2008, respectively. In February 2007, the Bank converted its data processing operations from an in-house environment to an outsourced service bureau environment, which primarily contributed to the increase. The service bureau environment has reduced compensation expense and office occupancy and equipment expense.

Federal deposit insurance premiums were $75,000 and $94,000 for the three and six months ended March 31, 2009, respectively, as compared to $12,000 and $25,000 for the same periods in 2008. The Company anticipates increases in federal deposit insurance premiums due to recent increases in the assessment rate for deposit insurance from the previous 5 to 7 basis points to 12 to 14 basis points for the quarter ended March 31, 2009 and to 12 to 16 basis points thereafter. In addition, the Bank has elected to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guarantee Program which provides unlimited insurance coverage for non-interest-bearing transaction accounts. Under this program, the Bank will be assessed at the rate of 10 basis points for transaction account balances in excess of the $250,000 insurance limit.

Other operating expenses were $538,000 for the three month period ended March 31, 2009 compared to $508,000 for the same period in 2008. Other operating expenses were $1.1 million for the six month period ended March 31, 2009 compared to $1.0 million for the same period in 2008. The increase for the three month period ended March 31, 2009 is due primarily to an increase in ScoreCard Reward expenses. In October of 2008 the Bank started a ScoreCard Reward program where customers can earn points for using their check card for normal routine purchases. For every $2.00 a customer spends, one point is earned. Points can be redeemed for electronics, air travel, hotel stays and other rewards. The Bank accrues expense based on its estimated redemption rate and also pays administrative fees for the program. The increase in operating expenses for the six month period ended March 31, 2009 is due primarily to an increase in charitable contributions expense and an increase in ScoreCard Reward expenses

Income Taxes

Total income tax expense for the three month period ended March 31, 2009 was $269,000, as compared to $354,000 for the same 2008 period. The effective tax rates for the three month periods ended March 31, 2009 and 2008 were approximately 192.1% and 23.3%, respectively. The tax provision for the three months ended March 31, 2009 was significantly impacted by the OTTI charges during the period, thus the effective tax rate is not meaningful. The amount of tax benefit recognized on the OTTI charges was based on the tax characteristics of each security (capital or ordinary). Those securities that are treated as capital for tax purposes have limited tax benefits recorded. The Company recognized the AMF Ultra Short Mortgage Fund impairment loss of $1.2 million as a capital loss and recorded a tax valuation allowance of $419,000 relating to this investment. Total income tax expense for the six month period ended March 31, 2009 was $244,000, as compared to $607,000 for the same 2008 period. The tax provision for the current six month period was also significantly impacted by the impairment charges during the period as well as the impairment charges recorded for the fiscal year ended September 30, 2008. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Consequently, the Company recognized this additional tax benefit in the quarter ending December 31, 2008 for the OTTI charges related to its holdings of FHLMC preferred stock recorded in fiscal 2008. This additional tax benefit had a significant impact on the effective tax rate for the current fiscal period. The effective tax rates for the six month periods ended March 31, 2009 and 2008 were approximately 13.5% and 23.0%, respectively. The effective tax rates are also affected by tax-exempt income. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three month period ended March 31, 2009 was $1.8 million and $395,000, respectively, compared to $1.9 million and $389,000, respectively, for the three month period ended March 31, 2008. State and federal tax-exempt income for the six month period ended March 31, 2009 was $3.6 million and $788,000, respectively, compared to $3.9 million and $773,000, respectively, for the six month period ended March 31, 2008.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2009, the Company had Tier 1 capital as a percentage of risk-weighted assets of 10.75% and total risk-based capital as a percentage of risk-weighted assets of 11.43%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2009, the Company had a leverage ratio of 8.03%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2009, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.36% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2009, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 10.53%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2009, the total of approved loan commitments amounted to $6.9 million. In addition, the Company had $12.8 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $123.5 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2009	September 30, 2008

	(in thousands)
Commitments to grant loans	$6,881	$5,422
Unfunded commitments under lines of credit	69,875	63,269
Financial and performance standby letters of credit	1,174	1,404

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of March 31, 2009 for guarantees under standby letters of credit issued is not material.

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

On February 10, 2009, the Company held its annual meeting of stockholders and the following was the only item presented:

Election of Director Christopher S. Green, Director Richard G. Spencer, and Director Joanne Ross Wilder as Directors of the Company. Director Green received 2,053,427 votes in favor and 210,313 votes withheld; Director Spencer received 2,468,365 votes in favor and 245,375 votes withheld; and Director Wilder received 2,449,453 votes in favor and 264,287 votes withheld. Director Green, Director Spencer, and Director Wilder were all elected for a three-year term that expires in February 2012. There were no abstentions or broker non-votes.

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

FIDELITY BANCORP, INC.

Date: May 15, 2009	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer