Form 10-Q
period 2009-06-30
FIDELITY BANCORP INC
filed 2009-08-14
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,045,244 shares, par value $0.01, at July 31, 2009.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1.	Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	June 30, 2009	September 30, 2008
Assets
Cash and due from banks	$6,077	$6,701
Interest-bearing demand deposits with other institutions	47,951	4,071

Cash and Cash Equivalents	54,028	10,772
Securities available-for-sale (amortized cost of $152,983 and $155,273)	145,713	146,680
Securities held-to-maturity (fair value of $64,366 and $73,531)	64,976	75,404
Loans held for sale	2,806	225
Loans receivable, net of allowance of $3,628 and $3,424	437,012	460,786
Foreclosed real estate, net	80	170
Federal Home Loan Bank stock, at cost	10,034	7,943
Office premises and equipment, net	8,066	6,949
Accrued interest receivable	2,932	3,512
Cash surrender value of life insurance	4,763	6,131
Goodwill	2,653	2,653
Other assets	7,561	5,985

Total Assets	$740,624	$727,210

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$44,886	$37,983
Interest bearing	398,903	378,431

Total Deposits	443,789	416,414

Securities sold under agreement to repurchase	111,626	104,003
Short-term borrowings	201	32,258
Long-term debt	118,607	118,800
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	3,397	1,483
Other liabilities	5,231	4,365

Total Liabilities	690,583	685,055

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,670	—
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,664,373 and 3,647,854 shares issued, respectively	37	36
Paid-in-capital	46,364	45,931
Retained earnings	12,426	12,268
Accumulated other comprehensive loss, net of tax	(5,074)	(5,698)
Treasury stock, at cost—619,129 shares	(10,382)	(10,382)

Total Stockholders’ Equity	50,041	42,155

Total Liabilities and Stockholders’ Equity	$740,624	$727,210

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$6,239	$6,948	$20,184	$21,432
Mortgage-backed securities	894	1,088	3,040	3,006
Investment securities-taxable	931	1,259	3,101	4,188
Investment securities-tax-exempt	435	423	1,306	1,249
Other	8	8	12	20

Total interest income	8,507	9,726	27,643	29,895

Interest expense:
Deposits	2,085	2,751	6,613	9,169
Securities sold under agreement to repurchase	1,278	1,207	3,826	3,540
Short-term borrowings	2	56	122	683
Long-term debt	1,209	1,346	3,687	3,973
Subordinated debt	102	103	308	346

Total interest expense	4,676	5,463	14,556	17,711

Net interest income	3,831	4,263	13,087	12,184

Provision for loan losses	270	350	1,145	740

Net interest income after provision for loan losses	3,561	3,913	11,942	11,444

Other income:
Loan service charges and fees	208	161	475	389
Realized gain on sales of securities, net	—	—	—	7
Impairment charge on securities	(1,401)	—	(3,121)	(322)
Gain on sales of loans	247	71	402	127
Gain (loss) on loan interest rate swaps	14	—	(2)	—
Deposit service charges and fees	357	363	1,087	1,087
ATM fees	192	184	548	529
Non-insured investment products	39	40	88	186
Earnings on cash surrender value of life insurance	490	67	628	202
Other	36	68	149	225

Total other income	182	954	254	2,430

Operating expenses:
Compensation and benefits	2,061	2,042	6,078	5,953
Office occupancy and equipment expense	245	250	758	772
Depreciation and amortization	118	126	360	384
Loss on sales of foreclosed real estate	7	16	17	21
Foreclosed real estate expense	1	5	3	28
Amortization of intangible assets	5	7	17	22
Advertising	100	100	290	300
Professional fees	93	76	350	325
Service bureau expense	97	93	317	236
FDIC insurance premiums	745	12	839	37
Other	575	520	1,670	1,540

Total operating expenses	4,047	3,247	10,699	9,618

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Income (Loss) before Provision for (Benefit of) Income Taxes	$(304)	$1,620	$1,497	$4,256
Provision for (Benefit of) Income Taxes	(542)	393	(298)	1,000

Net Income	238	1,227	1,795	3,256
Preferred stock dividend	(88)	—	(193)	—
Accretion of preferred stock discount	(15)	—	(30)	—

Net income available to common stockholders	$135	$1,227	$1,572	$3,256

Earnings per Share
Basic earnings per common share	$0.04	$0.41	$0.52	$1.08

Diluted earnings per common share	$0.04	$0.40	$0.52	$1.07

Dividends per common share	$0.07	$0.14	$0.35	$0.42

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance at September 30, 2008	3,647,854	$—	$36	$45,931	$12,268	$(5,698)	$(10,382)	$42,155
Comprehensive income:
Net income					1,795			1,795
Comprehensive loss on cash flow hedges net of tax of ($129)						(250)		(250)
Comprehensive loss on investment securities, net of tax of ($611)						(1,186)		(1,186)
Reclassification adjustment on investment securities, net of tax of $1,061						2,060		2,060

Total comprehensive income								2,419

Cumulative effect of change in accounting for split dollar life insurance arrangements (see Note 12)					(351)			(351)
Preferred stock issued (7,000 shares) (see Note 14)		6,640		302				6,942
Accretion of preferred stock discount		30			(30)			—
Cumulative dividends on preferred stock					(193)			(193)
Stock-based compensation expense				75				75
Stock options exercised	79			1				1
Tax adjustment on stock options exercised				(15)				(15)
Restricted stock issued	7,100
Cash dividends declared					(1,063)			(1,063)
Shares issued to Dividend
Reinvestment Plan	9,340		1	70				71

Balance at June 30, 2009	3,664,373	$6,670	$37	$46,364	$12,426	$(5,074)	$(10,382)	$50,041

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2009	2008
Operating Activities:
Net income	$1,795	$3,256
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,145	740
Loss on foreclosed real estate	17	21
Provision for depreciation and amortization	360	384
Deferred loan fee amortization	38	(2)
Amortization of investment and mortgage-backed securities discounts/premiums, net	82	123
Amortization of intangibles	17	22
Net realized gains on sales of investments	—	(7)
Impairment charge on securities	3,121	322
Loans originated for sale	(32,033)	(11,987)
Sales of loans held for sale	29,854	11,681
Net gains on sales of loans	(402)	(127)
Earnings on cash surrender value of life insurance policies	(165)	(202)
Expenses related to cash surrender value of life insurance policies	35	34
Earnings on cash surrender value of the Chairman of the Board’s life insurance policies	(463)	—
Decrease in interest receivable	580	102
(Decrease) increase in interest payable	(20)	40
Increase in accrued taxes	(698)	(453)
Noncash compensation expense related to stock benefit plans	75	85
Changes in other assets	(1,257)	460
Changes in other liabilities	141	285

Net cash provided by operating activities	2,222	4,777

Investing Activities:
Proceeds from sales of securities available-for-sale	—	537
Proceeds from maturities and principal repayments of securities available-for-sale	20,230	28,279
Purchases of securities available-for-sale	(21,056)	(39,024)
Proceeds from maturities and principal repayments of securities held-to-maturity	23,662	24,389
Purchases of securities held to maturity	(13,279)	(23,954)
Net decrease in loans	22,484	6,033
Proceeds from sales of foreclosed real estate	180	278
Additions to office premises and equipment	(1,477)	(535)
Purchases of FHLB stock	(2,424)	(3,988)
Redemptions of FHLB stock	333	3,776
Life insurance proceeds received upon the death of the former Chairman of the Board	2,705	—
Purchases of cash surrender value life insurance	(744)	—

Net cash provided by (used in) investing activities	30,614	(4,209)

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Nine Months Ended June 30,
	2009	2008
Financing Activities:
Net increase (decrease) in deposits	$27,375	$(10,080)
Net increase in retail repurchase agreements	7,623	847
Net decrease in short-term borrowings	(32,057)	(19,480)
Increase in advance payments by borrowers for taxes and insurance	1,914	2,402
Proceeds from long-term debt	30,000	55,000
Repayments of long-term debt	(30,193)	(30,187)
Cash dividends paid	(1,256)	(1,265)
Preferred stock issued	6,942	—
Stock options exercised	1	302
Excess tax benefit realized on stock-based compensation	—	27
Proceeds from sale of stock through Dividend Reinvestment Plan	71	109

Net cash provided by (used in) financing activities	10,420	(2,325)

Net increase (decrease) in cash and cash equivalents	43,256	(1,757)

Cash and cash equivalents at beginning of period	10,772	11,076

Cash and cash equivalents at end of period	$54,028	$9,319

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and other borrowings	$14,576	$17,671

Income taxes	$1,606	$1,065

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$107	$354

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited)

June 30, 2009

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2008. The results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009 or any future interim period.

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) New Accounting Standards

In February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position. The Company has presented the necessary disclosures in Note (11) herein.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company has adopted FSP No. FAS 107-1 and APB 28-1 as of June 30, 2009 and presented the necessary disclosures in Note (11) herein.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position or results of operations. The Company has presented the necessary disclosures in Note (6) herein.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS No. 165 as of June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position. The Company has presented the necessary disclosures in Note (15) herein.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective October 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its fourth quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

(4) Stock Based Compensation

As of June 30, 2009, the Company had six share-based compensation plans, for which stock options were outstanding as of June 30, 2009. However, the plan described below is the only plan for which stock options and restricted stock are available for grant.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at November 30, 2008 and December 31, 2007, the Company awarded 7,100 and 5,100 shares of restricted stock, respectively, from the unallocated shares under the Plan having a market value of approximately $49,700 and $66,600, respectively. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of June 30, 2009, 4,242 share awards were available for grant under this program.

As of June 30, 2009 there was approximately $121,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the nine months ended June 30, 2009 were as follows:

	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	375,002	$15.68
Granted	49,200	6.23
Exercised	(79)	10.70
Forfeited	(20,611)	10.40

Outstanding as of June 30, 2009	403,512	$14.80

Exercisable as of June 30, 2009	338,728	$15.89

The options outstanding and exercisable as of June 30, 2009 have a weighted average remaining term of 3.1 years.

The fair value of options granted for the nine month periods ended June 30, 2009 and 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended June 30,
	2009	2008

Dividend yield	8.99%	4.94%
Expected life	5.5 years	5.5 years
Expected volatility	31.23%	20.92%
Risk-free interest rate	2.08%	3.58%
Weighted average fair value of options granted	$0.62	$1.64

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $26,000 and $11,000 for the nine months ended June 30, 2009 and 2008, respectively. The following table summarizes restricted stock awards for the nine months ended June 30, 2009 and 2008, respectively:

	Nine Months Ended June 30,
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income available to common stockholders	$135	$1,227	$1,572	$3,256
Denominator:
Denominator for basic earnings per share—weighted average shares outstanding	3,034	3,024	3,030	3,013
Effect of dilutive securities:
Common stock equivalents	8	29	8	37

Denominator for diluted earnings per share—weighted average shares and assumed conversions	3,042	3,053	3,038	3,050

Basic earnings per share	$0.04	$0.41	$0.52	$1.08

Diluted earnings per share	$0.04	$0.40	$0.52	$1.07

Options to purchase 314,675 shares of common stock at prices ranging from $11.06 to $22.91 per share, 3,200 shares of restricted stock at $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the three months ended June 30, 2009, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 250,604 shares of common stock ranging from $14.27 to $22.91 per share were outstanding during the three months ended June 30, 2008, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Options to purchase 314,675 shares of common stock at prices ranging from $11.06 to $22.91 per share, 3,200 shares of restricted stock at $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the nine months ended June 30, 2009, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 170,406 shares of common stock ranging from $18.64 to $22.91 per share were outstanding during the nine months ended June 30, 2008, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Securities

The amortized cost and fair value of securities are as follows:

(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale:
As of June 30, 2009:
U.S. government and agency obligations	$32,922	$928	$8	$33,842
Municipal obligations	20,057	85	688	19,454
Corporate obligations	12,560	252	494	12,318
Equity securities	4,144	—	875	3,269
Mutual funds	9,828	42	34	9,836
Trust preferred securities	23,122	132	6,898	16,356
Federal Home Loan Mortgage Corp. preferred stock	—	45	—	45
Mortgage-backed securities and collateralized mortgage obligations	50,350	1,042	799	50,593

	$152,983	$2,526	$9,796	$145,713

Held to maturity:
As of June 30, 2009:
U.S. government and agency obligations	$12,116	$72	$22	$12,166
Municipal obligations	20,052	385	306	20,131
Corporate obligations	1,996	15	102	1,909
Mortgage-backed securities and collateralized mortgage obligations	30,812	359	1,011	30,160

	$64,976	$831	$1,441	$64,366

(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available for sale:
As of September 30, 2008:
U.S. government and agency obligations	$19,998	$259	$32	$20,225
Municipal obligations	17,157	12	970	16,199
Corporate obligations	14,076	54	786	13,344
Equity securities	4,064	64	945	3,183
Mutual funds	11,729	—	85	11,644
Trust preferred securities	25,175	—	5,127	20,048
Federal Home Loan Mortgage Corp. preferred stock	75	—	—	75
Mortgage-backed securities and collateralized mortgage obligations	62,999	188	1,225	61,962

	$155,273	$577	$9,170	$146,680

Held to maturity:
As of September 30, 2008:
U.S. government and agency obligations	$19,019	$5	$146	$18,878
Municipal obligations	20,595	357	509	20,443
Corporate obligations	1,993	—	521	1,472
Mortgage-backed securities and collateralized mortgage obligations	33,797	57	1,116	32,738

	$75,404	$419	$2,292	$73,531

The following table presents the amortized cost and fair value of debt securities by contractual maturity dates as of June 30, 2009 and September 30, 2008:

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
As of June 30, 2009:
Due in one year or less	$2,836	$2,862	$4,700	$4,637
Due after one year through five years	38,667	39,368	14,003	14,116
Due after five years through ten years	18,245	18,890	12,352	12,391
Due after ten years	79,263	71,443	33,921	33,222

	$139,011	$132,563	$64,976	$64,366

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
As of September 30, 2008:
Due in one year or less	$3,501	$3,498	$—	$—
Due after one year through five years	28,077	27,988	23,672	22,993
Due after five years through ten years	15,696	15,495	16,418	16,066
Due after ten years	92,131	84,797	35,314	34,472

	$139,405	$131,778	$75,404	$73,531

The Company recognized gross gains of $7,000 on sales of securities during the nine months ended June 30, 2008. There were no gains or losses recognized on sales of securities during the three months ended June 30, 2009 and 2008 and for the nine months ended June 30, 2009.

The Company recognized other-than-temporary impairment losses on available-for-sale securities of $1.4 million and $3.1 million for the three and nine month periods ended June 30, 2009, respectively. The Company recognized similar losses of $322,000 for the nine months ended June 30, 2008. There were no impairment losses recognized during the three months ended June 30, 2008. The impairment charges for the three-month period ended June 30, 2009 relate to two pooled trust preferred securities. The impairment charges for the nine-month period ended June 30, 2009 relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund, Freddie Mac preferred stock, and the two pooled trust preferred securities. The impairment charges for the nine-month period ended June 30, 2008 relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund.

At June 30, 2009, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more likely than not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for greater than twelve months.

	Less than 12 Months			12 Months or More			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses

As of June 30, 2009:
Available for sale:
U.S. government and agency obligations	2	$3,994	$8	—	$—	$—	2	$3,994	$8
Municipal obligations	26	14,295	494	3	1,747	194	29	16,042	688
Corporate obligations	1	447	40	4	3,519	454	5	3,966	494
Equity securities	4	1,425	297	4	1,844	578	8	3,269	875
Mutual funds	—	—	—	2	2,421	34	2	2,421	34
Trust preferred securities	1	810	227	21	15,357	6,671	22	16,167	6,898
Mortgage-backed securities and collateralized mortgage obligations	8	7,060	38	7	6,924	761	15	13,984	799

Total temporarily impaired available-for-sale securities	42	28,031	1,104	41	31,812	8,692	83	59,843	9,796

Held to maturity:
U.S. government and agency obligations	3	5,099	22	—	—	—	3	5,099	22
Municipal obligations	9	4,388	120	3	2,197	186	12	6,585	306
Corporate obligations	—	—	—	1	898	102	1	898	102
Mortgage-backed securities and collateralized mortgage obligations	3	4,151	86	9	6,041	925	12	10,192	1,011

Total temporarily impaired held-to-maturity securities	15	13,638	228	13	9,136	1,213	28	22,774	1,441

Total temporarily impaired securities	57	$41,669	$1,332	54	$40,948	$9,905	111	$82,617	$11,237

	Less than 12 Months			12 Months or More			Total
(Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses

As of September 30, 2008:
Available for sale:
U.S. government and agency obligations	2	$3,968	$32	—	$—	$—	2	$3,968	$32
Municipal obligations	27	15,387	970	—	—	—	27	15,387	970
Corporate obligations	12	7,301	686	2	1,893	100	14	9,194	786
Equity securities	4	1,785	608	2	872	337	6	2,657	945
Mutual funds	—	—	—	2	2,288	85	2	2,288	85
Trust preferred securities	11	5,588	1,462	11	14,460	3,665	22	20,048	5,127
Mortgage-backed securities and collateralized mortgage obligations	23	34,874	917	7	6,101	308	30	40,975	1,225

Total temporarily impaired available-for-sale securities	79	$68,903	$4,675	24	$25,614	$4,495	103	$94,517	$9,170

Held to maturity:
U.S. government and agency obligations	7	14,846	146	—	—	—	7	14,846	146
Municipal obligations	15	8,601	509	—	—	—	15	8,601	509
Corporate obligations	1	813	180	1	659	341	2	1,472	521
Mortgage-backed securities and collateralized mortgage obligations	12	16,221	431	12	11,105	685	24	27,326	1,116

Total temporarily impaired held-to-maturity securities	35	40,481	1,266	13	11,764	1,026	48	52,245	2,292

Total temporarily impaired securities	114	$109,384	$5,941	37	$37,378	$5,521	151	$146,762	$11,462

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FSP No. FAS 115-1 and FSP No. FAS 115-2. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumulated Other Comprehensive Income (AOCI) for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost.

Regardless of the classification of the securities as available-for-sale or held-to-maturity, the Company has assessed each position for credit impairment.

Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions; and

•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The Company’s review for impairment generally entails:

•	identification and evaluation of investments that have indications of possible impairment;

•

analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•

discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses, as required under business policies.

For debt securities that are not deemed to be credit impaired, management performs additional analysis to assess whether it intends to sell or would more-likely-than-not be required to sell the investment before the expected recovery of the amortized cost basis. Management has asserted that is has no intent to sell and that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of its amortized cost basis.

Similarly, for equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to amortized cost. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other than temporary and is recorded in earnings.

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2009.

Pooled Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at June 30, 2009 were 22 different trust preferred offerings with an aggregate fair value of $16.2 million, of which $15.7 million had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $6.9 million at June 30, 2009. Due to dislocations in the credit markets broadly, and the lack of trading and new issuances in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated using a discounted cash-flow technique. Cash flows were estimated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest plus a liquidity and credit premium to reflect higher credit spreads due to economic stresses in the marketplace and lower credit ratings. During the three and nine months ended June 30, 2009, the Company recognized in earnings impairment charges of $1.4 million and $1.8 million, respectively, on two investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these two trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. There were no impairment charges taken on these securities during the three and nine months ended June 30, 2008. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities

At June 30, 2009 the Company had $909,000 of unrealized losses on equity securities. These securities represent investments in common equity offerings of seven financial institutions with an aggregate fair value of $2.6 million, one investment in preferred stock of an insurance company with a fair value of $646,000, and investments in two different mutual fund offerings with an aggregate fair value of $2.4 million. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. For the nine months ended June 30, 2009 and 2008, the Company recognized in earnings impairment charges of $1.3 million and $322,000, respectively, on equity securities. Impairment charges of $1.2 million during the nine-month period ended June 30, 2009 were related to the Company’s holdings of the AMF Ultra Short Mortgage fund. This impairment charge resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty has negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company has deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value. Additional impairment charges of $75,000 during the nine-month period ended June 30, 2009 related to the Company’s holdings of Freddie Mac preferred stock. The impairment charges of $322,000 for the nine-month period ended June 30, 2008 were related to the Company’s holdings of the AMF Ultra Short Mortgage Fund. There were no impairment charges taken on equity securities for the three months ended June 30, 2009 and 2008. Based on the Company’s detailed analysis, and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, except for the investments mentioned above, the Company does not consider these remaining assets to be other-than-temporarily impaired at June 30, 2009. However, continued price declines could result in a writedown of one or more of these equity investments.

(7) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):

	June 30, 2009	September 30, 2008
First mortgage loans:
Conventional:
1-4 family dwellings	$175,968	$215,940
Multi-family dwellings	86	154
Commercial	93,406	84,074
Construction:
Residential	2,057	8,580
Commercial	33,204	26,519

	304,721	335,267

Less: Loans in process	(11,828)	(11,265)

	292,893	324,002

Consumer loans:
Home equity	81,822	90,532
Consumer loans	1,414	1,765
Other	2,258	2,357

	85,494	94,654

Commercial business loans and leases:
Commercial business loans	62,165	45,277
Commercial leases	205	250

	62,370	45,527

Less: Allowance for loan losses	(3,628)	(3,424)

Unearned discounts and fees	(117)	27

Loans receivable, net	$437,012	$460,786

(8) Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended June 30, 2009, fiscal year ended September 30, 2008, and for the nine months ended June 30, 2008 are as follows (dollar amounts in thousands):

	Nine Months Ended June 30, 2009	Year Ended September 30, 2008	Nine Months Ended June 30, 2008
Balance at beginning of period	$3,424	$3,027	$3,027
Provision for loan losses	1,145	1,260	740
Charge-offs	(1,031)	(947)	(516)
Recoveries	90	84	71

Net charge-offs	(941)	(863)	(445)

Balance at end of period	$3,628	$3,424	$3,322

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

At June 30, 2009, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $17.7 million compared to $10.8 million at June 30, 2008. The increase is primarily related to five commercial real estate loans totaling $11.4 million and one commercial business loan totaling $492,000, partially offset by two commercial real estate loans totaling $4.6 million at June 30, 2008 that are no longer impaired at June 30, 2009, one loan subsequently paid off and the other loan is now less than 90 days past due. Included in the current amount are $7.9 million of impaired loans for which the related allowance for loan losses is $114,000. Impaired loans of $9.8 million do not have a related allowance for loan losses as a result of applying impairment tests prescribed under FAS No. 114. The average recorded investment in impaired loans during the nine months ended June 30, 2009 was $9.6 million compared to $9.4 million for the same period in the prior year. For the nine months ended June 30, 2009, the Company recognized $599,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $185,000 of interest income on impaired loans during the nine-month period ended June 30, 2008.

(9) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of June 30, 2009.

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

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under paragraph 30(b)(2) of FAS No. 133, will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of June 30, 2009 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at June 30, 2009 is being utilized to hedge $7.5 million in floating rate preferred securities. Below is a summary of the interest rate swap contract and the terms at June 30, 2009:

(Dollars in thousands)	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
					Gain	Loss
Cash flow hedge	$7,500	5.32%	1.99%	12/15/2012	$—	$419

(*)	Variable receive rate based upon contract rates in effect at June 30, 2009.

During the first quarter of fiscal 2009, the Bank entered into a fixed rate loan with one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three and nine months ended June 30, 2009 the Company recorded a gain of $14,000 and a loss of $2,000, respectively, relating to this contract. As of June 30, 2009, the notional amount of the customer related interest rate derivative financial instrument was $988,000. There were no similar derivatives of this kind outstanding as of June 30, 2008.

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

(Dollars in thousands)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Net income	$238	$1,227
Comprehensive gain on cash flow hedges net of tax of $55 in 2009 and $15 in 2008	107	294
Comprehensive loss on investment securities, net of tax of ($61) in 2009 and ($1,747) in 2008	(119)	(3,392)
Reclassification adjustment on investment securities, net of tax of $476 in 2009 and $0 in 2008	925	—

Total comprehensive income (loss)	$1,151	$(1,871)

(Dollars in thousands)	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
Net income	$1,795	$3,256
Comprehensive (loss) gain on cash flow hedges net of tax of ($129) in 2009 and $15 in 2008	(250)	30
Comprehensive loss on investment securities, net of tax of ($611) in 2009 and ($2,091) in 2008	(1,186)	(4,059)
Reclassification adjustment on investment securities, net of tax of $1,061 in 2009 and $108 in 2008	2,060	207

Total comprehensive income (loss)	$2,419	$(566)

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

Level I –	Quoted prices are available in the active markets for identical assets or liabilities as of the reported date.

Level II –	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III –	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available. The adoption of FAS No. 157 did not have a significant impact on the company’s financial position or results of operations.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2009 by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
Assets:
Available for sale securities:
U.S. government and agency obligations	$—	$33,843	$—	$33,843
Municipal obligations	—	19,454	—	19,454
Corporate obligations	—	12,318	—	12,318
Equity securities	3,269	—	—	3,269
Mutual funds	9,836	—	—	9,836
Trust preferred securities	—	—	16,356	16,356
Federal Home Loan Mortgage Corp. preferred stock	—	45	—	45
Mortgage-backed securities and collateralized mortgage obligations	—	50,592	—	50,592

	$13,105	$116,252	$16,356	$145,713

Residential loans held for sale	$—	$2,806	$—	$2,806

Liabilities:
Derivative instruments	$—	$476	$—	$476

At June 30, 2009, pooled trust preferred securities represent investments in 23 different trust preferred offerings with an aggregate fair value of $16.4 million, of which $15.9 million had floating rates based on LIBOR at June 30, 2009. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated using a discounted cash-flow technique. Cash flows were estimated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest plus a liquidity and credit premium to reflect higher credit spreads due to economic stresses in the marketplace and lower credit ratings. During the three and nine months ended June 30, 2009 the Company recognized in earnings $1.4 million and $1.8 million, respectively, of impairment charges on two pooled trust preferred securities resulting from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these two trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which their market values have been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. There were no impairment charges taken on these securities during the three and nine months ended June 30, 2008. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following table presents the changes in the Level III fair-value category for the nine months ended June 30, 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

	October 1, 2008	Principal Transactions	Other	Transfers in and/or out of Level III	Purchases issuances and settlements	June 30, 2009	Unrealized gains(losses) still held
Assets:
Available for sale securities	$—	$—	$—	$16,356	$—	$16,356	$(6,766)

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2009 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$—	$17,735	$17,735

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective periods, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period.

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

Securities

Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on trust preferred securities were calculated using a discounted cash-flow technique. Cash flows were estimated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest plus a liquidity and credit premium to reflect higher credit spreads due to economic stresses in the marketplace and lower credit ratings.

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

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable approximate their fair value.

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

Advance Payments by Borrowers for Taxes and Insurance

The fair value of the advance payments by borrowers for taxes and insurance approximates the carrying value of those commitments at those dates.

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	June 30,		September 30,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$6,077	$6,077	$6,701	$6,701
Interest bearing demand deposits with other institutions	47,951	47,951	4,071	4,071
Securities available for sale	145,713	145,713	146,680	146,680
Securities held to maturity	64,976	64,366	75,404	73,531
Loans receivable, net (including loans held for sale)	439,818	442,646	461,011	462,421
Federal Home Loan Bank stock	10,034	10,034	7,943	7,943
Accrued interest receivable	2,932	2,932	3,512	3,512

Financial liabilities:
Deposits	443,789	446,788	416,414	416,689
Short-term borrowings	201	201	32,258	32,258
Securities sold under agreements to repurchase	111,626	121,494	104,003	110,871
Subordinated Debt	7,732	7,722	7,732	7,433
Interest rate swap contracts	419	419	40	40
Advance payments by borrowers for taxes and insurance	3,397	3,397	1,483	1,483
Accrued interest payable	1,249	1,249	1,265	1,265
Long-term debt	118,607	122,595	118,800	120,236

Off-balance sheet financial instruments:
Standby letters of credit	—	—	—	—
Commitments to extend credit	—	—	—	—

(12) Adoption Of New Accounting Pronouncement

Effective October 1, 2008, the Company adopted Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The impact of adopting EITF 06-4 reduced the beginning balance of retained earnings as of October 1, 2008 by $351,000, net-of-tax.

(13) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. The Bank’s investment in the FHLB of Pittsburgh was $10.0 million at June 30, 2009 and is valued at the par issue amount of $100 per share.

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

(15) Subsequent Events

The Company assessed events that have occurred subsequent to June 30, 2009 through August 14, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on August 14, 2009.

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

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, income taxes, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 8, “Allowance for Loan Losses”, on pages 21 and 22 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on pages 40 and 41 of the Company’s 2008 Annual Report to Shareholders. Please refer to the discussion of other-than-temporary impairment in Note 6, “Securities”, on pages 14 through 20 above and in Note 2, “Securities”, on pages 62 through 66 of the Company’s 2008 Annual Report to Shareholders. Please refer to the discussion of income taxes on page 42 below and in Note 11, “Income Taxes”, on pages 75 through 77 of the Company’s 2008 Annual Report to Shareholders. Stock based compensation expense is reported in net income utilizing the fair-value-based method set forth in FAS No. 123R. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on pages 11 and 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 13, “Stock Option Plans”, on pages 78 through 80 of the Company’s 2008 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company increased $13.4 million, or 1.8%, to $740.6 million at June 30, 2009 from $727.2 million at September 30, 2008. Significant changes in individual categories include increases in cash and cash equivalents of $43.3 million, loans held for sale of $2.6 million, Federal Home Loan Bank stock of $2.1 million, office premises and equipment of $1.1 million and other assets of $1.6 million, partially offset by decreases in securities held-to-maturity of $10.4 million, net loans of $23.8 million, and cash surrender value of life insurance of $1.4 million. The decrease in cash surrender value of life insurance was primarily due to $2.7 million of bank owned life insurance proceeds received upon the death of the Company’s former Chairman of the Board. The Company is currently experiencing increased levels of loan and mortgage-backed security prepayment and loan refinancing activity. The decrease in net loans reflects $83.9 million of prepayments, partially offset by $61.1 million in loan originations. The increase in cash equivalents is a result of the increases in loans and mortgage-backed securities prepayments. The increase in other assets is primarily due to an increase in deferred tax assets.

Total liabilities of the Company increased $5.5 million, or 0.8%, to $690.6 million at June 30, 2009 from $685.1 million at September 30, 2008. Significant changes include an increase in deposits of $27.4 million, an increase in securities sold under agreement to repurchase of $7.6 million, and an increase in advance payments by borrowers for taxes and insurance of $1.9 million, partially offset by a decrease in short-term debt of $32.1 million. The short-term debt decrease was primarily attributed to the increase in deposits and the decreases in securities held-to-maturity, and net loans. The increase in deposits is primarily attributed to an increase in checking accounts of $12.0 million, an increase in savings accounts of $4.1 million, an increase in time deposits of $8.5 million, and an increase in money market accounts of $2.8 million.

Stockholders’ equity increased to $50.0 million at June 30, 2009, compared to $42.2 million at September 30, 2008. This result reflects net income for the nine-month period ended June 30, 2009 of $1.8 million; stock options exercised of $1,000; stock issued under the Dividend Reinvestment Plan of $71,000; stock-based compensation of $75,000; a decrease in the accumulated other comprehensive loss of $624,000, which is a result of changes in the net unrealized losses on the available-for-sale securities and by the unrealized loss recognized on the cash flow hedge as discussed in Note 9, “Derivative Instrument”, on pages 22 and 23 above; common stock warrants issued of $302,000; and the issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) of $6.6 million. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless earlier redeemed, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Offsetting these increases were common and preferred stock cash dividends paid of $1.3 million. Approximately $3.4 million of the balances in retained earnings as of June 30, 2009 and September 30, 2008 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $1.5 million and $653,000 in loans at June 30, 2009 and September 30, 2008, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

	June 30, 2009	September 30, 2008
Non-accrual residential real estate loans (one-to-four family)	$1,240	$701
Non-accrual construction, multi-family residential and commercial real estate loans	14,582	2,993
Non-accrual installment loans	308	676
Non-accrual commercial business loans	1,012	1,357

Total non-performing loans	$17,142	$5,727

Total non-performing loans as a percent of net loans receivable	3.92%	1.24%

Total foreclosed real estate	$80	$170

Total non-performing loans and foreclosed real estate as a percent of total assets	2.33%	0.81%

Included in non-performing loans at June 30, 2009 are twelve single-family residential real estate loans totaling $1.2 million, seven commercial real estate loans totaling $14.6 million, eight home equity and installment loans totaling $308,000, and five commercial business loans totaling $1.0 million. Non-performing loans increased $11.4 million to $17.1 million at June 30, 2009 from $5.7 million at September 30, 2008 primarily because of six commercial real estate loans with an aggregate balance of $12.0 million that were placed on non-accrual during the period.

At June 30, 2009, the Company had an allowance for loan losses of $3.6 million or 0.82% of gross loans receivable, as compared to an allowance of $3.4 million or 0.74% of gross loans receivable at September 30, 2008. The allowance for loan losses equals 21.2% of non-performing loans at June 30, 2009 compared to 59.8% at September 30, 2008. While non-performing loans have increased $11.4 million since September 30, 2008, the allowance for loan losses has not increased proportionately. As noted above, the increase in non-performing loans is primarily attributed to commercial real estate loans, which have also been deemed impaired under FAS 114. In accordance with accounting guidance, management determined that reserves of $105,000 were required to be maintained for the $16.7 million in commercial real estate loans considered impaired as of June 30, 2009. Management believes the balance in the allowance for loan losses is adequate based on its analysis of quantitative and qualitative factors as of June 30, 2009. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and is satisfied that the allowance for losses on loans at June 30, 2009 is reasonable. See also “Provision for Loan Losses” on page 38. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three and Nine Months Ended June 30, 2009 and 2008

Net Income

The Company recorded net income for the three months ended June 30, 2009 of $238,000 and net income available to common stockholders of $135,000 or $0.04 per diluted common share compared to net income of $1.2 million or $0.40 per diluted common share for the same period in 2008. The decrease in net income primarily reflects pre-tax charges of $1.4 million for other-than-temporary impairment (“OTTI”) on certain investment securities. Excluding the impairment charges of $1.4 million, net income would have been $1.2 million or $0.37 per diluted share. Other factors contributing to the decrease include a decrease in net interest income of $432,000, or 10.1% and an increase in operating expenses of $800,000, or 24.6%, primarily due to a $733,000 increase in FDIC insurance premiums, partially offset by a decrease in the provision for loan losses of $80,000, an increase in other income (excluding OTTI charges) of $629,000, or 65.9%, and a tax benefit of $542,000.

Net income for the nine months ended June 30, 2009 was $1.8 million and net income available to common stockholders was $1.6 million or $0.52 per diluted common share compared to $3.3 million or $1.07 per diluted common share for the same period in 2008. The decrease in net income primarily reflects OTTI charges of $3.1 million on certain investment securities. Excluding the impairment charges of $3.1 million, net income would have been $4.3 million or $1.33 per diluted share. Other factors contributing to the decrease include an increase in the provision for loan losses of $405,000 and an increase in operating expenses of $1.1 million, or 11.2%, primarily due to a $802,000 increase in FDIC insurance premiums, partially offset by an increase in net interest income of $903,000, or 7.4%, an increase in other income (excluding OTTI charges) of $623,000, or 22.6%, and a tax benefit of $298,000.

The Company’s net income available to common stockholders and diluted earnings per common share for the three and nine months ended June 30, 2009 reflects the impact of $103,000 and $223,000, respectively, of preferred stock dividends and discount accretion.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, decreased to 2.01% (annualized) in the three months ended June 30, 2009 from 2.22% (annualized) in the same period in 2008. The Company’s tax-equivalent interest rate spread increased to 2.31% (annualized) in the nine months ended June 30, 2009 from 2.11% (annualized) in the same period in 2008. The decrease for the three-month period ended June 30, 2009 is the result of the average rate paid on interest-bearing liabilities decreasing less than the average yield on interest-earning assets. The increase for the nine-month period ended June 30, 2009 is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Average yield on:
Mortgage loans	5.47%	5.97%	5.81%	6.03%
Mortgage-backed securities	4.20	4.48	4.45	4.44
Installment loans	5.90	6.24	6.00	6.40
Commercial business loans and leases	4.97	6.30	5.11	6.83
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	3.93	5.10	4.53	5.36

Total interest-earning assets	4.98	5.63	5.34	5.78

Average rates paid on:
Deposits	2.12	2.85	2.30	3.15
Borrowed funds	4.38	4.26	4.11	4.47

Total interest-bearing liabilities	2.97	3.41	3.03	3.67

Average interest rate spread	2.01%	2.22%	2.31%	2.11%

Net yield on interest-earning assets	2.30%	2.52%	2.59%	2.42%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $435,000 and $423,000 and the yield was 4.47% and 4.44%, prior to adjusting for federal income tax for the three months ended June 30, 2009 and 2008, respectively. Interest income on tax-exempt investment securities was $1.3 million and $1.2 million and the yield was 4.50% and 4.44%, prior to adjusting for federal income tax for the nine months ended June 30, 2009 and 2008, respectively.

Interest Income

Interest on loans decreased $709,000 or 10.2% to $6.2 million for the three months ended June 30, 2009, compared to $6.9 million in the same period in 2008. Interest on loans decreased $1.2 million or 5.8% to $20.2 million for the nine months ended June 30, 2009, compared to the same period in 2008. The decrease for the three-month period ended June 30, 2009 reflects a decrease in the yield earned on the loan portfolio and a decrease in the average loan balance outstanding. The decrease for the nine-month period ended June 30, 2009 reflects a decrease in the yield earned on the loan portfolio, partially offset by an increase in the average loan balance outstanding. The decrease in the yield earned on the loan portfolio is primarily due to adjustable rate loans, such as prime-based loans, repricing downward in the current lower rate environment.

Interest on mortgage-backed securities decreased $194,000 or 17.8% to $894,000 for the three-month period ended June 30, 2009, compared to $1.1 million in the same period in 2008. Interest on mortgage-backed securities increased $34,000 or 1.1% to $3.0 million for the nine-month period ended June 30, 2009, compared to the same period in 2008. The decrease for the three-month period ended June 30, 2009 reflects a decrease in the average balance of mortgage-backed securities owned and a decrease in the average yield earned on the portfolio. The increase for the nine-month period ended June 30, 2009 reflects an increase in the average balance of mortgage-backed securities owned as well as a slight increase in the average yield earned on the portfolio.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $316,000 or 18.7% to $1.4 million for the three months ended June 30, 2009, as compared to $1.7 million in the same period in 2008. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $1.0 million or 19.0% to $4.4 million for the nine months ended June 30, 2009, as compared to the same period in 2008. The decrease for the three-month period ended June 30, 2009 reflects a decrease in the yield earned on these investments, partially offset by an increase in the average balance of investment securities in the portfolio. The decrease for the nine-month period ended June 30, 2009 reflects a decrease in the average balance of investment securities in the portfolio as well as a decrease in the yield earned on these investments.

Interest Expense

Interest on deposits decreased $666,000 or 24.2% to $2.1 million for the three-month period ended June 30, 2009, as compared to $2.8 million during the same period in 2008. Interest on deposits decreased $2.6 million or 27.9% to $6.6 million for the nine-month period ended June 30, 2009, as compared to the same period in 2008. The decrease for the three-month period ended June 30, 2009 reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of deposits. The decrease for the nine-month period ended June 30, 2009 reflects a decrease in the average cost of the deposits as well as a decrease in the average balance of deposits.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, increased $71,000 or 5.9% to $1.3 million for the three-month period ended June 30, 2009, as compared to $1.2 million in the same period in 2008. Interest on securities sold under agreement to repurchase increased $286,000 or 8.1% to $3.8 million for the nine-month period ended June 30, 2009, as compared to the same period in 2008. The increase for the three-month period ended June 30, 2009 reflects an increase in the cost of these funds, as well as a higher level of average securities sold under agreement to repurchase. The increase for the nine-month period ended June 30, 2009 reflects an increase in the cost of these funds, partially offset by a slightly lower level of average securities sold under agreement to repurchase. The Bank had $95.0 million of wholesale structured borrowings outstanding at June 30, 2009 and 2008.

Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $54,000 or 96.4% to $2,000 for the three-month period ended June 30, 2009, as compared to $56,000 in the same period in 2008. Interest on short-term borrowings decreased $561,000 or 82.1% to $122,000 for the nine-month period ended June 30, 2009, as compared to the same period in 2008. The decrease for the three-month period ended June 30, 2009 reflects a decrease in the average cost of these borrowings as well as a decrease in the average balance of these borrowings. The decrease for the nine-month period ended June 30, 2009 reflects a decrease in the average cost of these borrowings, partially offset by an increase in the average balance of these borrowings.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $137,000 or 10.2% to $1.2 million for the three-month period ended June 30, 2009 as compared to $1.3 million in the same period in 2008. Interest on long-term debt decreased $286,000 or 7.2% to $3.7 million for the nine-month period ended June 30, 2009 as compared to the same period in 2008. The decrease for the three-month period ended June 30, 2009 reflects a decrease in the average cost of the debt and a decrease in the average balance of the debt. The decrease for the nine-month period ended June 30, 2009 reflects a decrease in the average cost of the debt, partially offset by an increase in the average balance of the debt.

Interest on subordinated debt decreased $1,000 or 1.0% to $102,000 for the three months ended June 30, 2009, as compared to $103,000 in the same period in 2008. Interest on subordinated debt decreased $38,000 or 11.0% to $308,000 for the nine months ended June 30, 2009, as compared to the same period in 2008. The decrease for both periods reflects a decrease in the average cost of these floating-rate debentures while the average balance remained unchanged. The decrease in interest expense on subordinated debt was partially offset by $52,000 and $22,000 in interest expense for the three months ended June 30, 2009 and 2008, respectively, on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt. For the nine months ending June 30, 2009 and 2008 the interest expense recorded on the interest rate swap contract was $116,000 and $11,000, respectively.

Net Interest Income

The Company’s net interest income decreased $432,000 or 10.1% to $3.8 million, for the three-month period ended June 30, 2009, as compared to $4.3 million in the same period in 2008. The Company’s net interest income increased $903,000 or 7.4% to $13.1 million, for the nine-month period ended June 30, 2009, as compared to the same period in 2008. The decrease for the three-month period ended June 30, 2009 is attributable to a decrease in the interest rate spread, partially offset by an increase in net interest-earning assets. The increase for the nine- month period ended June 30, 2009 is attributable to an increase in net interest-earning assets as well as an increase in the interest rate spread. For the three months ended June 30, 2009 and 2008 the ratio of average interest-earning assets to average interest-bearing liabilities was 110.8% and 109.2%, respectively. For the nine months ended June 30, 2009 and 2008 the ratio of average interest-earning assets to average interest-bearing liabilities was 109.6% and 109.1%, respectively.

Provision for Loan Losses

The provision for loan losses was $270,000 for the three-month period ended June 30, 2009, as compared to $350,000 for the same period in 2008. The provision for loan losses was $1.1 million for the nine months ended June 30, 2009 compared to $740,000 for the nine months ended June 30, 2008. At June 30, 2009, the allowance for loan losses increased to $3.6 million from $3.4 million at September 30, 2008. Net loan charge-offs were $399,000 for the three months ended June 30, 2009 as compared to net loan charge-offs of $229,000 for the three months ended June 30, 2008. Net loan charge-offs were $941,000 and $445,000 for the nine months ended June 30, 2009 and 2008, respectively. Charge-offs for the three months ended June 30, 2009 are primarily attributed to one commercial business loan totaling $235,000. Charge-offs for the nine months ended June 30, 2009 are primarily attributed to ten commercial business loans totaling $533,000, one home equity loan totaling $146,000, and three residential real estate loans totaling $58,000.

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

Other Income

Excluding OTTI charges of $1.4 million and $3.1 million for the three and nine months ended June 30, 2009, respectively, and $322,000 for the nine months ended June 30, 2008, total non-interest or other income increased $629,000 or 65.9% to $1.6 million and increased $623,000 or 22.6% to $3.4 million for the three and nine month periods ended June 30, 2009, respectively, as compared to the same periods in 2008. The increase for the three-month period ended June 30, 2009 is primarily attributed to an increase in loan service charges and fees, an increase in gains on sales of loans, an increase in gains on loan interest rate swaps, and an increase in earnings on cash surrender value of life insurance, partially offset by a decrease in other income. The increase for the nine-month period ended June 30, 2009 is primarily attributed to an increase in loan service charges and fees, an increase in gains on sales of loans, an increase in ATM fees, and in increase in earnings on cash surrender value of life insurance, partially offset by an increase in losses on loan interest rate swaps, a decrease in non-insured investment product income, and a decrease in other income.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $47,000 or 29.2% to $208,000, and increased $86,000 or 22.1% to $475,000 for the three and nine months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increase for the three-month period ended June 30, 2009 is primarily attributed to an increase in title insurance fees, partially offset by a decrease in late charges collected on loans and a decrease in miscellaneous fees collected on residential mortgage loans. The increase for the nine-month period ended June 30, 2009 is primarily attributed to an increase in late charges collected on commercial loans, an increase in loan satisfaction fee income, and an increase in title insurance fees, partially offset by a decrease in miscellaneous fees collected on residential mortgage loans and home equity loans.

Impairment charges on securities were $1.4 million during the three-month period ending June 30, 2009; there were no similar charges in the prior year period. The impairment charges relate to the Company’s investments in two pooled trust preferred securities. The impairment charges resulted from several factors, including a downgrade in their credit ratings, their failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on the trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. Impairment charges on securities were $3.1 million and $322,000 for the nine months ended June 30, 2009 and 2008, respectively. The impairment charges for the current year period relate to the Company’s holdings of Freddie Mac preferred stock, the AMF Ultra Short Mortgage Fund, and its investment in two pooled trust preferred securities, whereas the impairment charges for the prior-year period primarily relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund.

Gains on the sales of loans were $247,000 and $402,000 for the three and nine month periods ended June 30, 2009, respectively, as compared to gains of $71,000 and $127,000 for the same periods in fiscal 2008. The three-month period ended June 30, 2009 results reflect the sale of approximately $18.3 million of fixed-rate, single-family mortgage loans, compared to $6.6 million of similar loan sales during the prior year-period. The nine-month period ended June 30, 2009 results reflect the sale of approximately $29.9 million of fixed-rate, single-family mortgage loans, compared to $11.7 million of similar loan sales during the prior year-period.

The Company recognized a gain of $14,000 on loan interest rate swaps for the three months ended June 30, 2009 and a loss of $2,000 for the nine-month period ended June 30, 2009. There were no gains or losses on loan interest rate swaps for the three and nine month periods ended June 30, 2008. As discussed in Note (9) above, during the first quarter of fiscal 2009 the Company entered into a fixed-rate loan with one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC. It remains the only loan-related swap outstanding as of June 30, 2009 and there were no similar derivatives outstanding in fiscal 2008.

Automated teller machine (ATM) fees were $192,000 and $548,000 for the three and nine months ended June 30, 2009, respectively, as compared to $184,000 and $529,000 for the same periods in 2008. The increase for both periods is primarily attributed to an increase in the interchange fees earned on debit card transactions.

Non-insured investment product income was $39,000 and $88,000 for the three and nine months ended June 30, 2009, respectively, as compared to $40,000 and $186,000 for the same periods in 2008. The decrease for both periods is primarily attributed to a decrease in the commissions earned on the sales of these products due to lower volumes of sales.

Cash surrender value of life insurance income was $490,000 and $628,000 for the three and nine months ended June 30, 2009, respectively, as compared to $67,000 and $202,000 for the same periods in 2008. The increase for both periods is primarily attributed to $463,000 of bank owned life insurance earnings recognized during the current periods attributed to the death of the Company’s former Chairman of the Board.

Other income decreased $32,000 or 47.1% to $36,000 for the three-month period ended June 30, 2009, as compared to $68,000 for the same period in 2008. Other income decreased $76,000 or 33.8% to $149,000 for the nine-month period ended June 30, 2009, as compared to the same period in 2008. The decrease for both periods is primarily attributed to a reduction in the recoveries collected on a loss related to a check kiting fraud discovered in March 2005 attributable to one business customer. The recoveries collected for the three and nine months ended June 30, 2009 were $2,000 and $14,000, respectively, as compared to $14,000 and $40,000 for the three and nine months ended June 30, 2008, respectively. The decrease for both periods is also attributed to a reduction in fees earned on the Company’s official check account held with a third party. In April of 2008 the third party changed their earnings rate from Fed Funds minus zero basis points to Fed Funds minus 110 basis points, essentially putting the Bank at a service fee expense position compared to income in the prior periods.

Operating Expenses

Total operating expenses for the three-month period ended June 30, 2009 increased to $4.0 million, as compared to $3.2 million for the same period in 2008. Total operating expenses for the nine-month period ended June 30, 2009 totaled $10.7 million compared to $9.6 million for the same period in 2008. The increase for both periods is primarily attributed to an increase in compensation and benefits expense, an increase in professional fees, an increase in service bureau expense, an increase in FDIC deposit insurance premiums, and an increase in other operating expense, partially offset by a decrease in office occupancy and equipment expense, a decrease in depreciation and amortization expense, a decrease in the losses on foreclosed real estate, and a decrease in foreclosed real estate expense.

Compensation and benefits expense was $2.1 million for the three-month period ended June 30, 2009, as compared to $2.0 million for the same period in 2008. Compensation and benefits expense was $6.1 million for the nine-month period ended June 30, 2009, as compared to $6.0 million for the same period in 2008. The increase for both periods is primarily attributed to normal salary increases for employees, an increase in retirement expense, and an increase in health insurance expense, partially offset by a decrease in life insurance expense due to the death of the Company’s former Chairman of the Board.

Office occupancy and equipment expense was $245,000 and $758,000 for the three and nine month periods ended June 30, 2009, respectively, as compared to $250,000 and $772,000 for the same periods in 2008. The decrease for both periods is primarily attributed to a decrease in rent expense and furniture fixtures and equipment expense, partially offset by an increase in real estate taxes paid on office buildings and an increase in office repairs and maintenance expense.

Depreciation and amortization expense was $118,000 and $360,000 for the three and nine months ended June 30, 2009, respectively, as compared to $126,000 and $384,000 for the same periods in 2008. The decrease for both periods is primarily attributed to equipment becoming fully depreciated, partially offset by depreciation on additions in the current period.

Losses of $7,000 and $17,000 were recognized on the sales of foreclosed real estate for the three and nine months ended June 30, 2009, respectively, as compared to $16,000 and $21,000 for the same periods in 2008. Foreclosed real estate expense was $1,000 and $3,000 for the three and nine month periods ended June 30, 2009, respectively, as compared to $5,000 and $28,000 for the same periods in 2008. The results reflect the costs associated with the holding and disposition of properties, including writedowns during the periods. At June 30, 2009, foreclosed real estate consisted of one non-farm residential property.

Professional fees were $93,000 and $350,000 for the three and nine months ended June 30, 2009, respectively, as compared to $76,000 and $325,000 for the same periods in 2008. The increase for the three months ended June 30, 2009 is primarily attributed to an increase in legal fees. The increase for the nine-month period ended June 30, 2009 is primarily attributed to an increase in legal fees and an increase in audit fees. The increase in legal fees for both periods is primarily related to collection efforts on delinquent loans. The increase in audit fees for the nine-month period is primarily related to consent fees the Company paid to its former audit firm to consent on the Company’s Annual Report for the fiscal year ended September 30, 2008 and the related filings associated with the TARP Capital Purchase Program.

Service bureau expense was $97,000 for the three-month period ended June 30, 2009, as compared to $93,000 for the same period in 2008. Service bureau expense was $317,000 and $236,000, for the nine-month periods ended June 30, 2009 and 2008, respectively. The increase for the nine-month period ended June 30, 2009 is a result of the Bank continually adding technology and new products and services.

Federal deposit insurance premiums were $745,000 and $839,000 for the three and nine months ended June 30, 2009, respectively, as compared to $12,000 and $37,000 for the same periods in 2008. The increase for both periods is primarily related to the FDIC imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. For the Bank the special assessment was estimated to be $331,000. The special assessment will be collected on September 30, 2009 but is being recognized in the current quarter. The increase for both periods was also due to recent increases in the assessment rate for deposit insurance from the previous 5 to 7 basis points to 12 to 14 basis points for the quarter ended June 30, 2009. In addition, the Bank has elected to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guarantee Program which provides unlimited insurance coverage for non-interest bearing transaction accounts. Under this program, the Bank will be assessed at the rate of 10 basis points for transaction account balances in excess of the $250,000 insurance limit.

Other operating expenses were $575,000 for the three-month period ended June 30, 2009 compared to $520,000 for the same period in 2008. Other operating expenses were $1.7 million for the nine-month period ended June 30, 2009 compared to $1.5 million for the same period in 2008. The increase for both periods is due primarily to an increase in ScoreCard Reward expenses. In October of 2008 the Bank started a ScoreCard Reward program where customers can earn points for using their check card for normal routine purchases. For every $2.00 a customer spends, one point is earned. Points can be redeemed for electronics, air travel, hotel stays and other rewards. The Bank accrues expense based on its estimated redemption rate and also pays administrative fees for the program.

Income Taxes

Total income tax benefit for the three-month period ended June 30, 2009 was $542,000, as compared to tax expense of $393,000 for the same 2008 period. The tax provision for the three months ended June 30, 2009 was significantly impacted by the OTTI charges during the period and also by the $463,000 in bank owned life insurance income that was recorded during the period. Total income tax benefit for the nine-month period ended June 30, 2009 was $298,000, as compared to tax expense of $1.0 million for the same 2008 period. The tax provision for the current nine-month period was also significantly impacted by the impairment charges during the period. The amount of tax benefit recognized on the OTTI charges was based on the tax characteristics of each security (capital or ordinary). Those securities that are treated as capital for tax purposes have limited tax benefits recorded. The Company recognized the AMF Ultra Short Mortgage Fund impairment loss of $1.2 million as a capital loss and recorded a tax valuation allowance of $419,000 relating to this investment. The tax provision was also impacted by the impairment charges recorded for the fiscal year ended September 30, 2008. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Consequently, the Company recognized this additional tax benefit in the quarter ending December 31, 2008 for the OTTI charges related to its holdings of FHLMC preferred stock recorded in fiscal 2008. Also, the Company has a tax benefit recorded for the three and nine months ended June 30, 2009 due to tax-exempt income that is currently higher than pre-tax income due to the OTTI charges taken during both periods as well as the $463,000 in bank owned life insurance income that was recorded during the period. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended June 30, 2009 was $1.7 million and $1.0 million, respectively, compared to $1.9 million and $394,000, respectively, for the three-month period ended June 30, 2008. State and federal tax-exempt income for the nine-month period ended June 30, 2009 was $5.3 million and $1.8 million, respectively, compared to $5.8 million and $1.2 million, respectively, for the nine-month period ended June 30, 2008.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2009, the Company had Tier 1 capital as a percentage of risk-weighted assets of 11.69% and total risk-based capital as a percentage of risk-weighted assets of 12.41%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2009, the Company had a leverage ratio of 8.10%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2009, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.34% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2009, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 11.40%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2009, the total of approved loan commitments amounted to $7.6 million. In addition, the Company had $11.8 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $109.4 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2009	September 30, 2008
	(in thousands)
Commitments to grant loans	$7,592	$5,422
Unfunded commitments under lines of credit	65,969	63,269
Financial and performance standby letters of credit	1,099	1,404

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2009 for guarantees under standby letters of credit issued is not material.

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

FIDELITY BANCORP, INC.

Date: August 14, 2009	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer