Form 10-K
period 2009-09-30
FIDELITY BANCORP INC
filed 2009-12-23
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐  Yes     ☒  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s Common Stock reported on the Nasdaq Global Market on March 31, 2009 was $24.3 million. Solely for purposes of this calculation, the term “affiliate” includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant’s voting securities.

As of December 2, 2009, the Registrant had outstanding 3,046,510 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.         Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders. (Part III)

FIDELITY BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended September 30, 2009

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

These forward-looking statements involve risks and uncertainties such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

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

The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank, incorporated in 1927, conducts business from fourteen full service offices located in Allegheny and Butler counties, two of the five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank’s wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank’s fixed-rate residential mortgage loan portfolio which may include engaging in mortgage securitization transactions. FBIC, Inc. has not completed any mortgage securitization transactions to date. Total assets of FBIC, Inc. as of September 30, 2009 were $93.4 million.

The Company’s executive offices are located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237 and its telephone number is (412) 367-3300. The Company maintains a website at www.fidelitybancorp-pa.com.

Competition

The Bank is one of many financial institutions serving its market area. The competition for deposit products and loan originations comes from other depository institutions such as commercial banks, thrift institutions, and credit unions in the Bank’s market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank competes for loans with a variety of non-depository institutions such as mortgage brokers, finance companies, and insurance companies. Based on data compiled by the FDIC, the Bank had a 0.63% share of all FDIC-insured deposits in the Pittsburgh Metropolitan Statistical Area as of June 30, 2009, the latest date for which such data was available, ranking it 16th among 59 FDIC-insured institutions. This data does not reflect deposits held by credit unions with which the Bank also competes.

Lending Activities

The Bank’s principal lending activity is the origination of loans secured primarily by first mortgage liens on existing single-family residences in the Bank’s market area. At September 30, 2009, the Bank’s loan portfolio included $164.7 million of residential loans, $1.7 million of residential construction loans, $97.2 million of commercial and multi-family real estate loans, and $26.9 million of commercial construction loans. The Bank also engages in consumer installment lending primarily in the form of home equity loans. At September 30, 2009, the Bank had $80.5 million in home equity loans in the portfolio. Substantially all of the Bank’s borrowers are located in the Bank’s market area and would be expected to be affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by loan type in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At September 30,
	2009		2008		2007		2006		2005
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Real estate loans:
Residential:
Single-family (1-4 units)	$164,718	38.4%	$215,940	45.4%	$226,791	47.6%	$219,031	48.1%	$158,019	42.5%
Multi-family (over 4 units)	82	-	154	-	239	0.1	259	0.1	275	0.1
Construction:
Residential	1,707	0.4	8,580	1.8	8,539	1.8	13,369	2.9	23,070	6.2
Commercial	26,879	6.3	26,519	5.6	24,363	5.1	19,147	4.2	11,164	3.0
Commercial	97,086	22.6	84,074	17.7	79,206	16.7	72,171	15.8	67,889	18.2

Total real estate loans	290,472	67.7	335,267	70.5	339,138	71.3	323,977	71.1	260,417	70.0
Installment loans	84,381	19.6	94,654	19.9	95,628	20.1	93,306	20.5	79,780	21.4
Commercial business loans and leases	54,534	12.7	45,527	9.6	40,953	8.6	38,166	8.4	32,028	8.6

Total loans receivable	429,387	100.0%	475,448	100.0%	475,719	100.0%	455,449	100.0%	372,225	100.0%

Less:
Loans in process	(13,778)		(11,265)		(13,752)		(13,369)		(23,070)
Unearned discounts and fees	(120)		27		(11)		(136)		(483)
Allowance for loan losses	(5,702)		(3,424)		(3,027)		(2,917)		(2,596)

Net loans receivable	$409,787		$460,786		$458,929		$439,027		$346,076

Loan Portfolio Sensitivity. The following table sets forth the estimated maturity of the Company’s loan portfolio at September 30, 2009. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $117.3 million for the year ended September 30, 2009. All loans are shown as maturing based on contractual maturities. Demand loans, loans which have no stated maturity and overdrafts are shown as due in one year or less.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
	(In thousands)
Real estate loans:
Residential	$379	$3,996	$160,425	$164,800
Commercial	16,155	29,516	51,415	97,086
Construction	14,966	9,139	4,481	28,586
Installment loans	7,563	10,634	66,184	84,381
Commercial business loans and leases	34,577	9,626	10,331	54,534

Total	$73,640	$62,911	$292,836	$429,387

The following table sets forth the dollar amount of all loans at September 30, 2009, due after September 30, 2010, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
		(In thousands)
Real estate loans
Residential	$99,081	$65,340	$164,421
Commercial	39,912	41,019	80,931
Construction	3,561	10,059	13,620
Installment loans	61,635	15,183	76,818
Commercial business loans and leases	11,625	8,332	19,957

Total	$215,814	$139,933	$355,747

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

Residential Real Estate Lending. The Bank originates single-family residential loans and residential construction loans which provide for periodic interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15, 20, or 30-year terms and interest rates which adjust every one, three, five, seven, or ten years generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of the applicable time period. There is generally a two percentage point cap or limit on any increase or decrease in the interest rate per year with a five or six percentage point limit on the amount by which the interest rate can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2009 approximately $65.3 million or 39.7% of the residential mortgage loans in the Bank’s loan portfolio consisted of loans which provide for adjustable rates of interest.

The Bank also originates fixed-rate, single-family residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2009, approximately $99.5 million or 60.3% of the residential mortgage loans in the Bank’s loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank’s experience that such loans have remained outstanding for a substantially shorter period of time. The Bank’s policy is to enforce the “due-on-sale” clauses contained in most of its fixed-rate, adjustable-rate, and conventional mortgage loans which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and thus contributes to shortening the average lives of such loans.

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

The Bank also, in recent years, has developed single-family residential mortgage loan programs targeted to the economically disadvantaged and minorities in the Bank’s primary lending area. Under these programs, the Bank will lend up to 95% of the appraised value of the property securing the loan as well as reducing the closing costs the borrower is normally required to pay. The Bank does not believe that these loans pose a significantly greater risk of non-performance than similar single-family residential mortgage loans underwritten using the Bank’s normal criteria.

The Bank requires the properties securing mortgage loans it originates and purchases to be appraised by independent appraisers who are approved by or who meet certain prescribed standards established by the Board of Directors. The Bank also requires title, hazard, and (where applicable) flood insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers are subject to employment verification, credit evaluation reports, and must meet established underwriting criteria with respect to their ability to make monthly mortgage payments.

Commercial and Multi-family Real Estate Lending. In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. Over 95% of this type of lending is done within the Bank’s primary market area. At September 30, 2009, the Bank’s portfolio included $97.1 million of commercial real estate and $82,000 of multi-family residential real estate loans.

Although terms vary, commercial and multi-family residential real estate loans are generally made for terms of up to 10 years with a longer period for amortization and in amounts of up to 75% of the lesser of appraised value or sales price. These loans may be made with adjustable rates of interest, but the Bank also will make fixed-rate commercial or multi-family real estate loans on a 10 or 7 year payment basis, with the period of amortization negotiated on a case-by-case basis.

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

Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2009, home equity loans amounted to $80.5 million or 95.3% of the Bank’s total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower’s residence. Home equity loans are made at fixed and adjustable rates for terms of up to 20 years and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

Consumer loans consist of motor vehicle loans, other types of secured consumer loans, and unsecured personal loans. At September 30, 2009, these loans amounted to $1.5 million, which represented 1.8% of the Bank’s total installment loan portfolio. At September 30, 2009, motor vehicle loans amounted to $55,000 and unsecured loans and loans secured by property other than real estate amounted to $1.4 million.

The Bank also makes other types of installment loans such as savings account loans, personal lines of credit, and overdraft loans. At September 30, 2009, these loans amounted to $2.4 million or 2.9% of the total installment loan portfolio. That total consisted of $477,000 of savings account loans, $1.8 million of personal lines of credit and $77,000 of overdraft loans.

Consumer and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings. Consumer loans may be unsecured or secured by depreciating collateral which may not provide an adequate source for repayment in the event of default. However, such loans generally provide a greater rate of return and the Bank underwrites the loans in conformity to standards adopted by its Board of Directors.

Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable, and to finance inventory as well as other business purposes. At September 30, 2009, commercial business loans amounted to $54.3 million or 13.3% of the total net loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2009, commercial leases amounted to $205,000 or 0.05% of the total net loan portfolio.

Loan Servicing and Sales. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership, and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank did not recognize any loan servicing fee income for the year ended September 30, 2009. As of September 30, 2009, there were no outstanding loans serviced for others.

The Bank charges loan origination fees which are calculated as a percentage of the amount loaned. The fees received in connection with the origination of conventional single-family residential real estate loans have generally amounted to one to three points (one point being equivalent to 1% of the principal amount of the loan). In addition, the Bank typically receives fees of one half to one point in connection with the origination of conventional, multi-family residential loans, and commercial real estate loans. Loan fees and certain direct costs are deferred and the net fee or cost is amortized into income using the interest method over the expected life of the loan.

The Bank sells fixed-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank’s loan portfolio. For the year ended September 30, 2009, the Bank sold $38.8 million of fixed-rate mortgage loans.

Loan Approval Authority and Underwriting. Applications for all types of loans are taken at the Bank’s home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers, and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee consisting of the Chairman, President, Chief Lending Officer, and Chief Financial Officer, to approve first mortgages on single-family residences of up to $750,000, commercial first mortgages of up to $750,000, home equity loans of up to $300,000, secured consumer loans of up to $75,000, unsecured consumer loans of up to $50,000, and commercial loans up to $500,000. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank’s President to approve first mortgages on single-family residences, commercial first mortgages, home equity, secured consumer, unsecured consumer, and commercial loans up to the FNMA conforming loan limit (currently $417,000), $200,000, $200,000, $75,000, $50,000, and $200,000, respectively. The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President has delegated to the Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans and unsecured personal loans up to $75,000, $75,000, and $50,000, respectively; to approve one-to-four family first mortgage loans up to the FNMA conforming loan limit (currently $417,000); to approve home equity loans up to $200,000 if the amount of the loan plus prior indebtedness is not in excess of an 80% loan-to-value ratio; to approve home equity loans up to $100,000 if the amount of the loan plus prior indebtedness is in excess of 80%; to approve commercial loans up to $200,000; and to approve checking account overdraft protection loans that conform to the parameters of the program.

Classified Assets. Federal bank examiners require insured depository institutions to use a classification system for monitoring their problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified as “substandard,” with the added characteristic that the weaknesses present make “collection of principal in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the above categories, but which possess some weakness, are required to be designated as “special mention” by management.

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

Included in non-accrual loans at September 30, 2009 are thirteen single-family residential real estate loans totaling $1.4 million, seven commercial real estate loans totaling $11.8 million, thirteen home equity and installment loans totaling $350,000, and eleven commercial business loans totaling $1.4 million. Certain other loans, while performing as of September 30, 2009, were classified as special mention, substandard, doubtful, or loss. Performing loans, which were classified as of September 30, 2009, included one single-family residential real estate loan totaling $37,000, nine commercial real estate loans totaling $9.2 million, eleven home equity and installment loans totaling $368,000, and seven commercial business loans totaling $678,000. While these loans are currently performing, they have been classified for one of the following reasons: the loan is ninety days past due, however, interest is less than ninety days past due; other loans to the borrower are non-performing; internal loan review has identified a deterioration of the borrower’s financial capacity or a collateral shortfall; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan was previously nonperforming but will retain its classification status because the loan is now thirty to ninety days past due. See “— Nonperforming Loans and Foreclosed Real Estate.”

Included in non-accrual loans at September 30, 2008 are ten single-family residential real estate loans totaling $701,000, three commercial real estate loans totaling $3.0 million, twenty-three home equity and installment loans totaling $676,000, and eight commercial business loans totaling $1.4 million. Certain other loans, while performing as of September 30, 2008, were classified as special mention, substandard, doubtful or loss. Performing loans, which were classified as of September 30, 2008, included one single-family residential real estate loan totaling $636,000, four commercial real estate loans totaling $3.9 million and seven commercial business loans totaling $418,000. While these loans are currently performing, they have been classified for one of the following reasons: the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan was previously nonperforming but will retain its classification status because the loan is now thirty to ninety days past due. See “— Nonperforming Loans and Foreclosed Real Estate.”

At September 30, 2007, non-accrual loans consisted of thirteen single-family residential real estate loans totaling $831,000, three commercial real estate loans totaling $5.6 million, twenty-one home equity and installment loans totaling $340,000, and nine commercial business loans totaling $1.9 million. Certain other loans, while performing as of September 30, 2007, were classified as special mention, substandard, doubtful or loss. Performing loans which were classified as of September 30, 2007, included one single-family residential real estate loan totaling $647,000, two commercial real estate loans totaling $425,000, three home equity and installment loans totaling $9,000, and six commercial business loans totaling $530,000. While these loans were performing, they have been classified for one of the following reasons: other loans to the borrower are non-performing; or internal loan review has identified a deterioration of the borrower’s financial capacity or a collateral shortfall. See “— Nonperforming Loans and Foreclosed Real Estate.”

The following table sets forth the Company’s classified assets in accordance with its classification system.

	At September 30,
	2009	2008	2007
	(In thousands)
Special Mention	$-	$1,018	$1,324
Substandard	24,746	9,709	9,015
Doubtful	417	-	-
Loss	-	-	9

	$25,163	$10,727	$10,348

Classified assets increased during fiscal 2009 as compared to fiscal 2008 primarily due to twelve commercial real estate loans totaling $17.2 million that were classified as of September 30, 2009 and not classified as of September 30, 2008. Classified assets were relatively unchanged during fiscal 2008 as compared to fiscal 2007.

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

The remedies available to a lender in the event of a default or delinquency with respect to residential mortgage loans and the procedures by which such remedies may be exercised are subject to Pennsylvania laws and regulations. Under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days prior written notice specifying the nature of the delinquency and the borrower’s right to correct such delinquency. Additionally, a lender is restricted in exercising any remedies it may have with respect to loans for one and two-family principal residences located in Pennsylvania (including the lender’s right to foreclose on such property) until the lender has provided the delinquent borrower with written notice detailing the borrower’s rights to seek consumer credit counseling and state financial assistance.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, generally when a loan is ninety days or more delinquent. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The President, Chief Lending Officer, Chief Financial Officer, Vice President of Residential Lending, Compliance Officer, and the Collection Manager meet monthly to review non-performing assets and any other assets that may require classification or special consideration. Adjustments to the carrying values of such assets are made as needed and a detailed report is submitted to the Board of Directors on a monthly basis.

Foreclosed real estate is recorded at fair value less estimated cost to sell. Costs relating to development and improvement of the property are capitalized whereas costs of holding such real estate are expensed as incurred. Additional write downs are charged to income and the carrying value of the property reduced when the carrying value exceeds fair value less estimated cost to sell.

The following table sets forth information regarding the Company’s non-accrual loans and foreclosed real estate at the dates indicated. The Company had no loans categorized as troubled debt restructurings at the dates indicated. The Company had accruing loans past due 90 days or more of $2.4 million, $653,000, and $150,000, at September 30, 2009, 2008, and 2007, respectively. Such loans consisted of commercial business loans and commercial lines of credit which were outstanding past their contractual maturity dates. In each case, such loans were otherwise current in accordance with their terms and the Company does not consider them nonperforming. The recorded investment in loans that are considered to be impaired under U.S. generally accepted accounting principles was $15.6 million at September 30, 2009, for which the related allowance for credit losses was $1.4 million. Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $1.2 million for the year ended September 30, 2009. During the year ended September 30, 2009, $625,000 in interest income was recorded on such loans.

	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Residential real estate loans (1-4 family)	$1,397	$701	$831	$403	$533
Construction, multi-family, and commercial real estate	11,772	2,993	5,628	344	179
Installment loans	350	676	340	238	188
Commercial business loans and leases	1,386	1,357	1,947	1,700	1,419

Total nonperforming loans	$14,905	$5,727	$8,746	$2,685	$2,319

Total nonperforming loans as a percent of net loans receivable	3.64%	1.24%	1.91%	0.61%	0.67%

Total foreclosed real estate, net	$103	$170	$52	$215	$789

Total nonperforming loans and foreclosed real estate as a percent of total assets	2.05%	0.81%	1.21%	0.40%	0.46%

Nonperforming loans increased to $14.9 million (3.64% of net loans receivable) at September 30, 2009 compared to $5.7 million (1.24% of net loans receivable) at September 30, 2008. At September 30, 2009, non-accrual loans consisted of thirteen 1-4 family residential real estate loans totaling $1.4 million, seven commercial real estate loans totaling $11.8 million, thirteen installment loans totaling $350,000, and eleven commercial business loans totaling $1.4 million. Significant additions to non-performing loans included:

•

A $3.5 million commercial participation loan to a borrower in the restaurant industry. The Company restructured the loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period. The Company has never had any payment delinquency with this borrower who is performing in accordance with the terms of the forbearance agreement. In response to the Shared National Credit Examination, this loan was transferred to non-accrual status as of September 30, 2009. Furthermore, updated appraisals were completed in September 2009 indicating a collateral shortfall.

•

Two commercial real estate loans totaling $5.2 million to the same borrower for the acquisition of land with two commercial-zoned buildings. The borrower filed for bankruptcy in August 2009, however the Company is currently receiving monthly rental payments from the corresponding tenants which exceed the current monthly debt requirement. The Company had the properties appraised in September 2009 and the appraised value exceeds the principal balance owed.

•

A $2.3 million commercial loan to a borrower for the acquisition of a commercial property which is partially vacant at this time. The Company is currently receiving monthly rental payments from the tenants, however, there remains a cash flow shortage. Furthermore, an updated appraisal was completed in September 2009 indicating a collateral shortfall.

The decrease in non-performing loans during fiscal 2008 as compared to fiscal 2007 is primarily attributed to one commercial real estate loan that totaled $2.6 million, which was non-performing in fiscal 2007 but was subsequently cured via sale in fiscal 2008.

At September 30, 2009, the Company did not have any potential problem loans that were not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present repayment terms.

Allowance for Loan Losses

Management establishes reserves for estimated losses on loans based upon its evaluation of the inherent risks in the loan portfolio. The adequacy of the allowance is determined by management through the evaluation of such pertinent factors as the growth and composition of the loan portfolio, historical loss experience, the level and trend of past due and non-performing loans, the general economic conditions affecting the collectibility of loans in the portfolio, and other relevant factors. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans are evaluated in the aggregate using historical loss factors and other data. Large balance and/or more complex loans, such as multi-family and commercial real estate loans may be evaluated on an individual basis and are also evaluated in the aggregate to determine adequate reserves. As individually significant loans become impaired, specific reserves are assigned to the extent of impairment. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses as of September 30, 2009 of $5.7 million is adequate to absorb probable loan losses in the portfolio.

The following table sets forth the rollforward of the Bank’s allowance for loan losses.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$3,424	$3,027	$2,917	$2,596	$2,609

Provision for loan losses	5,870	1,260	575	600	600
Charge offs:
Residential real estate	(138)	(102)	(11)	(7)	(41)
Commercial real estate	(2,437)	(150)	(14)	(9)	-
Installment	(296)	(164)	(135)	(252)	(295)
Commercial	(842)	(531)	(362)	(58)	(334)

Total	(3,713)	(947)	(522)	(326)	(670)
Recoveries:
Residential real estate	44	-	7	-	3
Commercial real estate	-	-	9	-	-
Installment	26	73	24	39	42
Commercial	51	11	17	8	12

Total	121	84	57	47	57

Net charge-offs	(3,592)	(863)	(465)	(279)	(613)

Balance at end of period	$5,702	$3,424	$3,027	$2,917	$2,596

Ratio of net charge-offs during the period to average loans outstanding during the period	0.79%	0.19%	0.10%	0.07%	0.19%

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance by category and the percent of loans in each category to total loans which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2009		2008		2007		2006		2005
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate loans	$279	38.4%	$474	45.4%	$452	47.7%	$369	48.2%	$483	42.6%
Commercial real estate loans	3,538	22.6	742	17.7	743	16.7	723	15.8	645	18.2
Construction loans	49	6.7	67	7.4	150	6.9	256	7.1	177	9.2
Installment loans	360	19.6	205	19.9	226	20.1	263	20.5	302	21.4
Commercial business loans and leases	1,476	12.7	1,936	9.6	1,456	8.6	1,306	8.4	989	8.6

Total	$5,702	100.0%	$3,424	100.0%	$3,027	100.0%	$2,917	100.0%	$2,596	100.0%

Investment Activities

The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments) as determined by management and defined and reviewed for adequacy by the FDIC during its regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held-to-maturity or securities available-for-sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available-for-sale to serve principally as a source of liquidity.

Current regulatory and accounting guidelines regarding securities (including mortgage-backed securities) require us to categorize securities as “held-to-maturity,” “available-for-sale,” or “trading.” At September 30, 2009, the Bank had securities classified as “held-to-maturity” and “available-for-sale” in the amount of $72.4 million and $166.1 million, respectively and had no securities classified as “trading.” Securities classified as “available-for-sale” are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders’ equity net of income taxes. At September 30, 2009, the Company’s securities available-for-sale had an amortized cost of $172.2 million and fair value of $166.1 million. The changes in fair value in our available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available-for-sale do not affect our loans-to-one borrower limit.

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss in accordance with U.S. generally accepted accounting principles. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded net of tax in Accumulated Other Comprehensive Income (AOCI) for available-for-sale securities while such losses related to held-to-maturity securities are not recorded as these investments are carried at their amortized cost.

Regardless of the classification of the securities as available-for-sale or held-to-maturity, the Company has assessed each position for credit impairment.

Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost

•	the severity of the impairment

•	the cause of the impairment and the financial condition and near-term prospects of the issuer

•	activity in the market of the issuer which may indicate adverse credit conditions

•	if the Company intends to sell the investment;

•	if the Company more-likely-than-not will be required to sell the investment before recovering its amortized cost basis; and

•	if the Company does not expect to recover the investment’s entire amortized cost basis (even if the Company does not intend to sell the security).

The Company’s review for impairment generally entails:

•	identification and evaluation of investments that have indications of possible impairment

•	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period

•

discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment

•	documentation of the results of these analyses, as required under business policies

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

Similarly, for equity securities, management considers the various factors described above including its intent and ability to hold the equity security for a period of time sufficient for recovery to amortized cost. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings.

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant.

The Company recorded impairment charges on securities of $5.1 million during fiscal 2009 compared to $3.6 million in fiscal 2008. During the fiscal year ended September 30, 2009, $3.5 million of impairment charges were recorded on five investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these five trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. There were no impairment charges taken on these securities during the fiscal period ending September 30, 2008. For the fiscal year ended September 30, 2009 and 2008, the Company recognized in earnings impairment charges of $1.3 million and $3.4 million, respectively, on equity securities. Impairment charges of $1.2 million and $2.0 million during the fiscal years ended September 30, 2009 and 2008, respectively, were related to the Company’s holdings of the AMF Ultra Short Mortgage Fund. These impairment charges resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty has negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company has deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value. Additional impairment charges of $75,000 and $1.3 million during the fiscal periods ended September 30, 2009 and 2008, respectively, related to the Company’s holdings of Freddie Mac preferred stock resulting from the significant decline in the value of these securities following the announcement by the Federal Housing Finance Agency (“FHFA”) that both Freddie Mac and Fannie Mae have been placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of both agencies. Management of the Company has deemed the impairment on the Freddie Mac stock to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuer. For the fiscal period ended September 30, 2009, the Company also recognized in earnings impairment charges of $279,000 on corporate obligations. There were no impairment charges on corporate obligations for the fiscal period ended September 30, 2008. The impairment charges for fiscal 2009 relate to the Company’s holding of one corporate bond issued by a large commercial and consumer finance company who has filed a plan for reorganization under federal bankruptcy laws. Based on the factors concerning the issuer, management of the Company has deemed the impairment on this security to be other-than-temporary.

At September 30, 2009, the Bank’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii)

municipal obligations; (iv) mortgage-backed securities and collateralized mortgage obligations; (v) banker’s acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds and commercial paper; (viii) real estate mortgage investment conduits; (ix) equity securities and mutual funds; and (x) trust preferred securities. The Board of Directors may authorize additional investments.

As a source of liquidity and to supplement its lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other types of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies, which include GinnieMae, FreddieMac, and FannieMae, guarantee the payment of principal and interest to investors.

Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by GinnieMae, FreddieMac, and FannieMae make up a majority of the pass-through certificates market.

The Bank also invests in mortgage-related securities, primarily collateralized mortgage obligations issued or sponsored by GinnieMae, FreddieMac, and FannieMae as well as private issuers. Investments in private issuer collateralized mortgage obligations are made because these issues generally are higher yielding than agency sponsored collateralized mortgage obligations with similar average life and payment characteristics. All such investments are rated “AAA” by a nationally recognized credit rating agency. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

As a Pennsylvania savings bank, the Bank has the authority to invest in the debt or equity securities of any corporation or similar entity existing under the laws of the United States, any state or the District of Columbia subject to the “prudent man” rule. Aggregate equity investments may not exceed the lesser of 7.5% of the book value of the Bank’s assets or 75% of its capital and surplus. The aggregate investment in the equity securities of any one issuer may not exceed 1% of the book value of the Bank’s assets or more than 5% of the total outstanding shares of the issuer. Under FDIC regulations, the Bank may only invest in listed equity securities or mutual funds.

Investment and Mortgage-Backed Securities Portfolio

Investment Securities

The following tables set forth the composition and amortized cost of the Bank’s investment and mortgage-backed securities at the dates indicated.

	At September 30,
	2009	2008	2007
	(In thousands)
Available-for-sale:
U.S. government and agency	$50,999	$19,998	$26,454
Municipal obligations	22,708	17,157	16,414
Corporate obligations	14,563	14,076	12,584
Mutual funds(1)	9,605	11,729	13,324
FreddieMac preferred stock	-	75	1,408
Equity securities	4,144	4,064	4,071
Trust preferred securities	21,394	25,175	26,481

Total	$123,413	$92,274	$100,736

Held-to-maturity:
U.S. government and agency	$15,106	$19,019	$16,985
Municipal obligations	19,387	20,595	21,007
Corporate obligations	1,718	1,993	3,487

Total	$36,211	$41,607	$41,479

(1)	Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, and the CRA Qualified Investment Fund.

At September 30, 2009, non-U.S. Government and U.S. Government agency or corporation securities that exceeded ten percent of stockholders’ equity are as follows. The AMF Ultra Short Mortgage Fund invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises which are no longer rated. The AMF Ultra Short Mortgage Fund was rated “Af” by Standard & Poor’s until July 11, 2008. During fiscal 2009 the Company recognized a $1.2 million non-cash impairment charge on the AMF Ultra Short Mortgage Fund resulting from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty has negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company has deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value.

Issuer	Book Value	Fair Value
	(In thousands)
The AMF Ultra Short Mortgage Fund	$7,123	$7,412

Mortgage-Backed Securities

	At September 30,
	2009	2008	2007
	(In thousands)
Available-for-sale:
GNMA	$6,138	$9,327	$933
FNMA	14,024	16,230	15,226
FHLMC	6,816	8,726	18,300
GNMA Remic	3,905	6,095	-
FNMA Remic	4,449	3,993	3,407
FHLMC Remic	7,607	8,075	7,855
FHLB Remic	1,230	1,625	-
Collateralized mortgage obligations	4,647	8,928	8,247

Total	$48,816	$62,999	$53,968

Held-to-maturity:
GNMA	$2,102	$323	$385
FNMA	5,289	7,092	9,212
FHLMC	4,713	7,115	9,190
GNMA Remic	4,984	-	-
FNMA Remic	2,578	1,051	1,405
FHLMC Remic	11,356	11,531	4,918
Collateralized mortgage obligations	5,215	6,685	7,964

Total	$36,237	$33,797	$33,074

The following tables set forth the amortized cost of each category of investment securities of the Bank at September 30, 2009 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents, assuming a 34% tax rate.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
U.S. government and agency	$4,000	0.60%	$38,021	2.83%	$8,978	3.96%	$-	-%	$50,999	2.85%
Municipal obligations	-	-	2,081	3.11	2,977	3.31	17,650	4.15	22,708	3.94
Corporate obligations	1,501	5.56	8,549	3.93	2,519	5.74	1,994	1.64	14,563	4.10
Mutual funds[1]	9,605	4.07	-	-	-	-	-	-	9,605	4.07

Equity securities	4,144	4.10	-	-	-	-	-	-	4,144	4.10
Trust preferred securities	-	-	137	2.53	-	-	21,257	2.51	21,394	2.51

Total	$19,250	3.47%	$48,788	3.03%	$14,474	4.13%	$40,901	3.18%	$123,413	3.28%

Held-to-maturity:
U.S. government and agency	$-	-%	$15,106	2.32%	$-	-%	$-	-%	$15,106	2.32%
Municipal obligations	205	4.34	325	3.58	6,819	4.21	12,038	4.85	19,387	4.60
Corporate obligations	1,718	4.53	-	-	-	-	-	-	1,718	4.53

Total	$1,923	4.51%	$15,431	2.35%	$6,819	4.21%	$12,038	4.85%	$36,211	3.65%

(1)	Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, and the CRA Qualified Investment Fund.

Information regarding the contractual maturities and weighted average yield of the Bank’s mortgage-backed securities portfolio at September 30, 2009 is presented below.

	Amounts at September 30, 2009 Which Mature In
	One Year or Less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Available-for-sale:
GNMA	$-	$-	$367	$5,771	$6,138
FNMA	-	1,450	-	12,574	14,024
FHLMC	-	734	3,995	2,087	6,816
GNMA Remic	-	-	-	3,905	3,905
FNMA Remic	-	815	1,390	2,244	4,449
FHLMC Remic	-	-	2,981	4,626	7,607
FHLB Remic	1,230	-	-	-	1,230
Collateralized mortgage obligations	-	-	-	4,647	4,647

Total	$1,230	$2,999	$8,733	$35,854	$48,816

Weighted average yield	4.03%	3.88%	4.56%	3.85%	3.99%

Held-to-maturity:
GNMA	$-	$-	$-	$2,102	$2,102
FNMA	-	1,529	-	3,760	5,289
FHLMC	2,066	1,684	-	963	4,713
GNMA Remic	-	-	-	4,984	4,984
FNMA Remic	-	-	671	1,907	2,578
FHLMC Remic	-	-	845	10,511	11,356
Collateralized mortgage obligations	-	-	2,003	3,212	5,215

Total	$2,066	$3,213	$3,519	$27,439	$36,237

Weighted average yield	2.90%	3.91%	4.09%	2.49%	2.79%

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

Deposits. The Bank’s current deposit products include savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts and certificates of deposit. Terms on interest-bearing deposit accounts range from three months to ten years. Included among these deposit products are Individual Retirement Account (“IRA”) certificates and Keogh Plan retirement certificates (collectively “retirement accounts”).

The Bank’s deposits are obtained primarily from residents of Allegheny and Butler Counties. The principal methods used by the Bank to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations and service hours. Also, during fiscal 2008, the Bank joined the Certificate of Deposit Account Registry Service (“CDARS”). This service enables the Bank to provide customers with access to up to $50 million in FDIC insurance on CD investments. If a customer places a deposit using the CDARS service the deposit is divided into amounts under $250,000 and spread out among other banks that use CDARS making the full amount eligible for FDIC insurance. For this service, CDARS charges a fee ranging from 6 to 24 basis points depending on the term of the certificate. It is a deposit-gathering tool that the Bank is using to build more profitable relationships without having to pledge collateral. As of September 30, 2009 the Bank had $7.0 million of CDARS deposits.

The following table shows the distribution of, and certain other information relating to the Bank’s deposits by type as for the periods indicated.

	Year Ended September 30,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Checking accounts:
Non-interest-bearing	$40,629	-%	$35,757	-%	$33,080	-%
Interest-bearing	45,783	0.29	42,434	0.68	39,815	0.65
Savings accounts	58,089	0.89	54,930	1.10	58,221	1.10
Money market accounts	97,186	1.58	100,356	2.59	110,737	4.15
Certificate accounts	187,306	3.03	189,764	4.36	178,545	4.48

Total	$428,993	1.83%	$423,241	2.78%	$420,398	3.20%

In recent years, the Bank has been required by market conditions to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates than regulated fixed-rate, fixed-term certificates that were historically the Bank’s primary source of deposits. As a result of de-regulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2009, the Bank’s total retirement funds were $47.1 million or 10.6% of its total deposits.

The Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. In this regard, the senior officers of the Bank meet weekly to determine the interest rates which the Bank will offer to the general public.

Rates established by the Bank are also affected by the amount of funds needed by the Bank on both a short-term and long-term basis, alternative sources of funds and the projected level of interest rates in the future. The ability of the Bank to attract and maintain deposits and the Bank’s cost of funds have been, and will continue to be, significantly affected by economic and competitive conditions.

Certificates of Deposits. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2009 are summarized as follows:

Maturity	Amount
(In thousands)
3 months or less	$11,704
Over 3 months through 6 months	9,149
Over 6 months through 12 months	9,404
Over 12 months	17,622

Total	$47,879

Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB, and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. As of October 2, 2009, specific collateral is required to be pledged for borrowings with the FHLB of Pittsburgh. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to expand lending, and to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2009, the Bank had $118.5 million of long-term advances outstanding. Original maturities of long-term debt range from four to ten years.

The Bank also, from time to time, enters into sales of securities under agreements to repurchase (“repurchase agreements”). Such repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2009, the Bank had $106.2 million in repurchase agreements outstanding, including $11.2 million in retail repurchase agreements and $95.0 million in wholesale structured repurchase agreements.

The Bank has eight separate repurchase agreements with PNC Bank, N.A. (“PNC”) and Citigroup Global Markets, Inc. (“CGMI”). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations, municipal obligations, and mortgage-backed securities which continue to be carried as assets of the Bank and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Seven of the agreements provide an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. The counterparty has the option of terminating the seven repurchase agreements at the conversion date and quarterly thereafter. The Bank also has one fixed rate agreement that does not convert. The counterparty may terminate this agreement at the end of six months. The counterparty may also terminate any of the repurchase agreements upon certain events of default including the Bank’s failure to maintain well capitalized status. Upon termination, the Bank would be required to repurchase the securities. At September 30, 2009, the Bank had $55.0 million outstanding with PNC and $40.0 million outstanding with CGMI.

At September 30, 2009, the Company had outstanding subordinated debt in the amount of $7.7 million. The debentures were issued on September 20, 2007 and initially bore an interest rate of 7.05% per annum through December 15, 2007. The rate adjusts quarterly thereafter to three-month LIBOR plus a margin of 136 basis points. The debentures mature on December 15, 2037 and are callable in whole or in part at par on or after December 15, 2012. The Company has the right to defer payments of interest on the debentures for up to five years. During any period of deferral, however, the Company will be prohibited from paying dividends on any class of its capital stock. The debt was issued to a Delaware statutory business trust, FB Capital Statutory Trust III, established by the Company for this purpose. The trust purchased the debentures using funds from the sale of trust preferred securities on substantially the same terms as the subordinated debt. During the second quarter of fiscal 2008, the Company entered into an interest rate swap to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount (see Note 20 “Derivative Instrument”).

The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

	At or for the Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)
Retail repurchase agreements:
Average balance outstanding	$9,979	$9,656	$9,339
Maximum amount outstanding at any month-end during the period	13,023	12,383	12,121
Weighted average interest rate during the period	0.94%	2.57%	4.96%
Balance outstanding at end of period	$11,244	$9,003	$10,537
Weighted average interest rate at end of period	0.50%	1.50%	4.50%
Federal funds purchased:
Average balance outstanding	$236	$3,765	$9,619
Maximum amount outstanding at any month-end during the period	2,000	8,000	12,000
Weighted average interest rate during the period	0.60%	3.77%	5.28%
Balance outstanding at end of period	$-	$-	$-
Weighted average interest rate at end of period	-%	-%	-%
Treasury, tax, and loan borrowings:
Average balance outstanding	$271	$220	$195
Maximum amount outstanding at any month-end during the period	1,016	420	858
Weighted average interest rate during the period	0.11%	2.38%	4.49%
Balance outstanding at end of period	$104	$278	$858
Weighted average interest rate at end of period	-%	1.62%	4.27%
FHLB Repoplus Advances:
Average balance outstanding	$12	$17	$4,247
Maximum amount outstanding at any month-end during the period	40,000	-	50,000
Weighted average interest rate during the period	0.54%	2.31%	5.42%
Balance outstanding at end of period	$-	$-	$-
Weighted average interest rate at end of period	-%	-%	-%
FHLB Revolving Line of Credit:
Average balance outstanding	$6,076	$15,430	$29,427
Maximum amount outstanding at any month-end during the period	43,605	52,560	79,719
Weighted average interest rate during the period	0.84%	3.71%	5.33%
Balance outstanding at end of period	$-	$31,980	$22,760
Weighted average interest rate at end of period	-%	2.02%	5.11%
Total average short-term borrowings	$16,574	$29,088	$52,827
Average interest rate of total short-term borrowings	0.50%	1.90%	4.90%

Employees

At September 30, 2009, the Company had 131 full-time and 30 part-time employees. None of these employees are represented by a collective bargaining agreement, and the Company believes that it enjoys good relations with its personnel.

SUPERVISION AND REGULATION

Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Emergency Economic Stabilization Act of 2008

In response to unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 million in troubled assets immediately and up to $350 million upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 million if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

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

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2013 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms, or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating publicly traded institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

Under the recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”), the Secretary of Treasury, after consultation with the appropriate federal banking agency shall permit any recipient of funds under the TARP to repay such funds without regard to the source of the funds or any waiting period and when such assistance has been repaid, the Secretary shall liquidate any associated warrants at the current market value. ARRA has imposed additional compensation restrictions and corporate governance standards on companies participating in the TARP Capital Purchase Program. ARRA directs the Secretary of the Treasury to adopt standards for executive compensation that include limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant while any assistance remains outstanding and provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive office and up to the 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate. The board of directors of any TARP participant must adopt policies on excessive or luxury expenditures, as identified by the Secretary. TARP participants will be required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding.

On December 12, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program, pursuant to which the Company sold (i) 7,000 shares of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 121,387 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of $7.0 million in cash.

The Series B Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share declared on the Common Stock prior to December 12, 2008. The Company may redeem the series B Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends, subject to the concurrence of the Treasury and its federal banking regulators. Prior to December 12, 2011, unless the Company has redeemed the Series B Preferred Stock or the Treasury has transferred the Series B Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its Common Stock dividend or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Agreement.

In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series B Preferred Stock.

“Junior Stock” means the Common Stock and any other class or series of stock of the Company, the terms of which expressly provide that it ranks junior to the Series B Preferred Stock as to dividend rights and/or rights on liquidation, dissolution, or winding up of the Company. “Parity Stock” means any class or series of stock of the Company the terms of which do not expressly provide that such class or series will rank senior or junior to the Series B Preferred Stock as to dividend rights and/or rights on liquidation, dissolution, or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

The Warrant has a 10-year term and is immediately exercisable upon its issuance with an exercise price, subject to anti-dilution adjustments, equal to $8.65 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Series B Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Registrant has agreed to promptly enter into a deposit arrangement pursuant to which the Series B Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Series B Preferred Stock, may be issued. The Registrant has agreed to register the Series B Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the “Warrant Shares”), and Depositary Shares, if any, as soon as practicable after the date of the issuance of the Series B Preferred Stock and the Warrant. Neither the Series B Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series B Preferred Stock and December 31, 2009.

The Purchase Agreement also subjects the Registrant to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, each of Messrs. Richard G. Spencer, Anthony F. Rocco and Michael A. Mooney and Ms. Sandra L. Lee and Ms. Lisa L. Griffith, the Registrant’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Registrant for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive, and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity or debt securities of the Registrant acquired through the TARP Capital Purchase Program; and (ii) entered into a letter agreement (the “Letter Agreement”) with the Registrant amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the Treasury owns any debt or equity securities of the Registrant acquired pursuant to the Purchase Agreement or the Warrant, as necessary to comply with Section 111(b) of the EESA.

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

Regulation of the Company

General. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is also required to file annually a report of its operations with the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

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

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve’s bank holding company regulations, the Company may only engage in, acquire, or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act and (2) any non-banking activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “ — Regulation of the Bank - Regulatory Capital Requirements.”

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

On November 17, 2009, the Company made informal commitments to the Federal Reserve Bank of Cleveland (“Reserve Bank”). The Company has agreed that, without the prior written approval of the Reserve Bank it will not declare or pay any dividends on outstanding shares and, also without prior written approval, that neither the Company nor its nonbank subsidiary will make any distributions of interest, principal or other sums on outstanding trust preferred securities. In addition, without the prior written approval of the Reserve Bank, the Company will not redeem or repurchase any shares of its stock and neither the Company nor any nonbank subsidiary will incur or guarantee any debt.

Prior to the commitments the Reserve Bank approved the Company’s request to pay approximately $87,500 in dividends on its outstanding series of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, held by the U.S. Department of Treasury payable November 16, 2009 and the payment of interest in the amount of $97,750 on its issue of trust preferred securities that was payable December 15, 2009.

Regulation of the Bank

General. As a Pennsylvania chartered savings bank with deposits insured by the FDIC, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC, or the United States Congress, could have a material impact on us and our operations.

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

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code (“Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations, and other aspects of the Bank and its affairs. The Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date. Effective October 1, 2009, the Transaction Account Guarantee Program was extended until June 30, 2010, with an increased assessment after January 1, 2010. The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the Transaction Account Guarantee Program or its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28, and 43 basis points, respectively. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund. The Bank used its special assessment credit to offset the cost of its deposit insurance premium until the fourth calendar quarter of 2008 when the credit was exhausted.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.

For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35, and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32, and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III, and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. Reciprocal deposit arrangements like CDARS were treated as brokered deposits for Risk Category II, III, and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16, and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC approved a final rule to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 would be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it could apply for an exemption.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0102 % of insured deposits on an annualized basis in fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2009, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The FDIC’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities, and a bank’s allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2009.

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

As a member, it is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount not less than 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 4.75% of its outstanding advances from the FHLB, if any, plus 0.75% of its unused borrowing capacity, whichever is greater. At September 30, 2009, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2009, the Bank met its reserve requirements.

Loans-to-One Borrower. Under Pennsylvania and federal law, Pennsylvania savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities, and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans-to-one borrower of up to 25% of capital and surplus in certain circumstances. As of September 30, 2009, the Bank’s loans-to-one borrower limitations were $8.4 million and $14.0 million, pursuant to the 15% and 25% limits, respectively, and it was in compliance with such limitations.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

At September 30, 2009, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and thirteen full-service branch offices located in Allegheny and Butler counties. The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2009.

Location	County	Lease Expiration Date including
Address		Lease to Own Options
Main Office
1009 Perry Highway	Allegheny	Own
Pittsburgh, PA 15237

Branch Offices:
3300 Brighton Road	Allegheny	Own
Pittsburgh, PA 15212

251 South Main Street	Butler	Own
Zelienople, PA 16063

312 Beverly Road	Allegheny	Lease 7/31/13
Pittsburgh, PA 15216

6000 Babcock Boulevard.	Allegheny	Lease 11/30/09
Pittsburgh, PA 15237

1701 Duncan Avenue	Allegheny	Lease 01/31/10
Allison Park, PA 15101

4719 Liberty Avenue	Allegheny	Own
Pittsburgh, PA 15224

728 Washington Road	Allegheny	Own
Pittsburgh, PA 15228

2034 Penn Avenue	Allegheny	Own
Pittsburgh, PA 15222

683 Lincoln Avenue	Allegheny	Own
Bellevue, PA 15202

100 Broadway Street	Allegheny	Own
Carnegie, PA 15106

1729 Lowrie Street	Allegheny	Own
Pittsburgh, PA 15212

1339 Freedom Road	Butler	Lease 02/28/13[1]
Cranberry Township, PA 16066

5000 Centre Avenue	Allegheny	Own
Pittsburgh, PA 15232

Administrative Offices:
Loan Center	Allegheny	Lease 09/30/17
1014 Perry Highway
Pittsburgh, PA 15237

Operations Center	Allegheny	Own
1015 Perry Highway
Pittsburgh, PA 15237

[1]	On November 18, 2009, the Company entered into a sales agreement to purchase this property and terminate the lease.

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

	Stock Price		Cash
Quarter Ended:	High	Low	Dividends
September 30, 2009	$7.00	$5.46	$0.02
June 30, 2009	10.20	6.51	0.07
March 31, 2009	10.07	6.75	0.14
December 31, 2008	12.91	5.70	0.14
September 30, 2008	14.20	10.78	0.14
June 30, 2008	15.84	12.41	0.14
March 31, 2008	17.50	13.00	0.14
December 31, 2007	16.85	13.00	0.14

As of September 30, 2009 Fidelity Bancorp, Inc. had 3,045,818 shares of stock outstanding and approximately 1,200 stockholders, including beneficial owners whose stock is held in nominee name.

(b)	Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2009.

(c)	Issuer Purchases of Equity Securities.

Not applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company reported a net loss of $1.7 million and a net loss available to common stockholders of $2.0 million or ($0.66) per diluted common share compared to net income of $841,000 or $0.28 per diluted common share for fiscal 2008. The $2.6 million decrease in earnings for fiscal 2009 primarily reflects an increase in the provision for loan losses of $4.6 million, an increase of $1.5 million in other-than-temporary impairment (“OTTI”) charges on certain investment securities, as well as an increase in FDIC deposit insurance expense of $1.1 million.

Return on average equity was (3.65%) and 1.83% for fiscal years 2009 and 2008, respectively. Return on average assets was (0.23%) and 0.12% for fiscal 2009 and 2008, respectively. The ratio of other expenses to average assets for fiscal 2009 was 1.96% compared to 1.77% in fiscal 2008.

Total assets of the Company totaled $730.0 million at September 30, 2009, compared to $727.2 million at September 30, 2008. Increases were noted in cash and cash equivalents, available-for-sale securities, Federal Home Loan Bank stock, office premises and equipment, and other assets, partially offset by decreases in held-to-maturity securities, loans receivable, and cash surrender value of life insurance.

The operating results of the Company depend primarily upon its net interest income, which is the difference between the yield earned on its interest earning assets and the rates paid on its interest bearing liabilities (interest-rate spread) and also the relative amounts of its interest earning assets and interest bearing liabilities. For the fiscal year ended September 30, 2009, the tax-equivalent interest-rate spread increased to 2.25%, as compared to 2.14% in fiscal 2008. The ratio of average interest earning assets to average interest bearing liabilities increased to 109.64% in fiscal 2009, from 108.91% in fiscal 2008. The increase in the spread for fiscal 2009 is attributed to the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The Company’s operating results are also affected to varying degrees by, among other things, service charges and fees, gains and losses on sales of securities and loans, impairment charges on securities, provision for loan losses, other operating income, operating expenses, and income taxes.

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

Allowance for Loan Losses. The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries, and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Valuation of Goodwill. The Company assesses the impairment of goodwill at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important in determining whether to perform an impairment review include significant underperformance relative to forecasted operating results and significant negative industry or economic trends. If the Company determines that the carrying value of goodwill may not be recoverable, then the Company will assess impairment based on a projection of discounted future cash flows and measure the amount of impairment based on fair value.

Accounting for Stock Options. Stock based compensation expense is reported in net income utilizing the fair-value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in Note 13. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee and director terminations within the model, as well as the expected term of options granted, which represents the period of time that options granted are expected to be outstanding. Separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes. Ranges result from certain groups of employees and directors exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. All of these assumptions may be susceptible to change and would impact earnings in future periods.

Securities. Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual securities below their amortized cost that are other-than-temporary result in writedowns of the individual securities to their estimated fair value. For a discussion on the determination of an other-than-temporary decline, please refer to Note 1 of the consolidated financial statements. The Company recognized other-than-temporary writedowns of $5.1 million and $3.6 million in fiscal 2009 and 2008, respectively.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Income Taxes. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment. The Company establishes a valuation allowance for deferred tax assets in accordance with U.S. generally accepted accounting principles when it is more-likely-than-not that the deferred tax asset will not be realized through carry-back to taxable income in prior years, future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income.

The Company did not record any unrecognized tax benefits as of September 30, 2009 and 2008. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2009 and 2008, the Company recognized neither interest nor penalties. The Company has not recorded an accrual for the payment of interest and penalties at September 30, 2009 and 2008.

Liquidity and Capital Resources

The Company has no operating business other than that of the Bank. The Company’s principal liquidity needs are for the payment of dividends and the payment of interest on its outstanding subordinated debt. The Company’s principal sources of liquidity are earnings on its investment securities portfolio and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends. Furthermore, on November 17, 2009, the Company made informal commitments to the Federal Reserve Bank of Cleveland (“Reserve Bank”). The Company has agreed that, without the prior written approval of the Reserve Bank it will not declare or pay any dividends on outstanding shares and, also without prior written approval, that neither the Company nor its nonbank subsidiary will make any distributions of interest, principal or other sums on outstanding trust preferred securities. In addition, without the prior written approval of the Reserve Bank, the Company will not redeem or repurchase any shares of its stock and neither the Company nor any nonbank subsidiary will incur or guarantee any debt.

Prior to the commitments the Reserve Bank approved the Company’s request to pay approximately $87,500 in dividends on its outstanding series of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, held by the U.S. Department of Treasury payable November 16, 2009 and the payment of interest in the amount of $97,750 on its issue of trust preferred securities that was payable December 15, 2009.

The Bank’s primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, borrowings from the FHLB of Pittsburgh, and other sources, including repurchase agreements and sales of investments. During fiscal 2009, the Bank used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, fund existing and continuing loan commitments, and to maintain its liquidity. At September 30, 2009 the total of approved loan commitments amounted to $12.5 million and the Company had $13.8 million of undisbursed loan funds. Unfunded commitments under lines and letters of credit amounted to $74.1 million at September 30, 2009. The amount of savings certificates which are scheduled to mature in the twelve-month period ended September 30, 2010 is $102.5 million. Management believes that, by evaluation of competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Company.

In order to increase the funds available to the Deposit Insurance Fund, the FDIC is requiring all insured depository institutions to prepay their federal deposit insurance assessments through 2012. The prepayment is due December 30, 2009 and is based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming 5% annual growth in deposits and a three basis point increase in the assessment rate during years 2011 and 2012. The prepayment would be recorded on the balance sheet as a prepaid expense against which future quarterly assessments would be charged. We expect to make the prepayment from available cash on hand.

Off-Balance Sheet Arrangements

The Company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company is not party to any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital expenditures, or resources.

Capital

At September 30, 2009, the Company had capital in excess of all applicable regulatory capital requirements. At September 30, 2009, the ratio of the Company’s Tier 1 capital to average assets was 7.64%. The Company’s ratio of Tier 1 capital to risk-weighted assets was 11.52% and its ratio of total capital to risk-weighted assets was 12.70%.

The Bank currently exceeds all regulatory capital requirements, having a leverage ratio of Tier 1 capital to total average assets of 6.90%, a ratio of Tier 1 capital to risk-weighted assets of 10.46%, and a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of 11.67% at September 30, 2009.

Financial Condition

The Company’s assets were $730.0 million at September 30, 2009, an increase of $2.8 million or 0.4% from assets at September 30, 2008. Increases were noted in cash and cash equivalents, available-for-sale securities, Federal Home Loan Banks stock, office premises and equipment, and other assets, partially offset by decreases in held-to-maturity securities, loans receivable, and cash surrender value of life insurance.

Loan Portfolio

Net loans receivable decreased $51.0 million or 11.1% to $409.8 million at September 30, 2009 from $460.8 million at September 30, 2008. Loans originated totaled $110.0 million in fiscal 2009, including amounts disbursed under lines of credit, versus $163.0 million in fiscal 2008. Mortgage loans originated amounted to $72.8 million, including $38.8 million originated for sale, compared to $68.2 million, including $12.5 million originated for sale, in fiscal 2009 and 2008, respectively. The Bank did not purchase any mortgage loans in fiscal 2009 or fiscal 2008. The increase in the level of mortgage loan originations in fiscal 2009 reflected the low interest rate environment that existed during fiscal 2009. The origination of adjustable rate mortgages (ARM’s) decreased to $12.8 million in fiscal 2009 from $15.6 million in fiscal 2008. Due to the low interest rate environment during fiscal 2009, most of our customers preferred fixed rate loans, which contributed to the decrease in ARM originations. Due to the low interest rate environment during fiscal 2009, for asset/liability purposes, the Bank decided to sell most of the fixed rate, single-family mortgage loans that were originated, rather than retaining them in the Bank’s portfolio. Gains of $525,000 were realized on these sales in fiscal 2009. Principal repayments on outstanding mortgage loans increased to $78.7 million in fiscal 2009 as compared to $58.7 million in fiscal 2008. The combination of the above factors resulted in an overall decrease in mortgage loans receivable to $290.5 million at September 30, 2009 from $335.3 million at September 30, 2008.

Other loan originations, including installment loans, commercial business loans, and disbursements under lines of credit totaled $37.3 million in fiscal 2009 versus $94.8 million in fiscal 2008. During fiscal 2009, the Bank continued to emphasize other loans, particularly home equity loans, home equity lines of credit, and commercial business loans, since they generally have shorter terms than mortgage loans and would perform better in a rising rate environment. The decrease in originations was due to competitive market pressures. Customers seek the lowest rates available for these products. Installment loan originations and consumer lines of credit disbursements were $14.5 million in fiscal 2009 compared to $22.8 million in fiscal 2008. Commercial business loan originations and business line of credit disbursements were $22.8 million in fiscal 2009 compared to $14.3 million in fiscal 2008. Principal repayments on other loans were $38.5 million in fiscal 2009 compared to $33.8 million in 2008. The net result of the above factors caused the balance of installment loans to decrease to $84.4 million at September 30, 2009, as compared to $94.7 million at September 30, 2008. Commercial business loans and leases were $54.5 million at September 30, 2009 versus $45.5 million at September 30, 2008.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate at the dates indicated. The table does not include $2.4 million and $653,000 in loans at September 30, 2009 and 2008, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. These loans represent commercial business lines of credit, which have reached their maturity dates and are in the process of renewing. The Bank did not have any loans classified as troubled debt restructurings at the dates presented.

	September 30,
	2009	2008
	(Dollars in Thousands)
Non-accrual residential real estate loans (one-to-four family)	$1,397	$701
Non-accrual construction, multi-family residential and commercial real estate loans	11,772	2,993
Non-accrual installment loans	350	676
Non-accrual commercial business and lease loans	1,386	1,357

Total non-performing loans	$14,905	$5,727

Total non-performing loans as a percent of net loans receivable	3.64%	1.24%

Total foreclosed real estate, net of related reserves	$103	$170

Total non-performing loans and foreclosed real estate as a percent of total assets	2.05%	0.81%

Nonperforming loans increased to $14.9 million (3.64% of net loans receivable) at September 30, 2009 compared to $5.7 million (1.24% of net loans receivable) at September 30, 2008. At September 30, 2009, non-accrual loans consisted of thirteen 1-4 family residential real estate loans totaling $1.4 million, seven commercial real estate loans totaling $11.8 million, thirteen installment loans totaling $350,000, and eleven commercial business loans totaling $1.4 million. Significant additions to non-performing loans included:

•

A $3.5 million commercial participation loan to a borrower in the restaurant industry. The Company restructured the loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period. The Company has never had any payment delinquency with this borrower who is performing in accordance with the terms of the forbearance agreement. In response to the Shared National Credit Examination, this loan was transferred to non-accrual status as of September 30, 2009. Furthermore, updated appraisals were completed in September 2009 indicating a collateral shortfall.

•

Two commercial real estate loans totaling $5.2 million to the same borrower for the acquisition of land with two commercial-zoned buildings. The borrower filed for bankruptcy in August 2009, however the Company is currently receiving monthly rental payments from the corresponding tenants which exceed the current monthly debt requirement. The Company had the properties appraised in September 2009 and the appraised value exceeds the principal balance owed.

•

A $2.3 million commercial loan to a borrower for the acquisition of a commercial property which is partially vacant at this time. The Company is currently receiving monthly rental payments from the tenants, however, there remains a cash flow shortage. Furthermore, an updated appraisal was completed in September 2009 indicating a collateral shortfall.

Management has evaluated these loans and is satisfied that the allowance for loan losses at September 30,

2009 is adequate. The allowance for loan losses was $5.7 million at September 30, 2009 and $3.4 million at September 30, 2008. The balance at September 30, 2009, at 1.4% of net loans receivable and 38.3% of non-performing loans, is considered reasonable by management.

Foreclosed real estate at September 30, 2009 consists of one single-family residential property and one non-farm non-residential property, which are located in the Bank’s market area. Management believes that the carrying values of the properties at September 30, 2009 approximate their fair values less costs to sell. However, while management uses the best information available to make such determinations, future adjustments may become necessary.

Cash and Cash Equivalents

Cash and cash equivalents increased $31.7 million, or 294.4%, to $42.5 million at September 30, 2009 from $10.8 million at September 30, 2008. The increase in cash and cash equivalents reflects increases in both cash and due from banks, which increased $13.9 million, and interest-bearing deposits in other banks, which increased $17.8 million. The increase in cash and cash equivalents was driven primarily by cash flows from loan repayments and increased deposits.

Securities Available-for-Sale

Securities available-for-sale increased $19.4 million or 13.2% to $166.1 million at September 30, 2009 from $146.7 million at September 30, 2008. These securities may be held for indefinite periods of time and are generally used as part of the Bank’s asset/liability management strategy. These securities may be sold in response to changes in interest rates, prepayment rates, or to meet liquidity needs. These securities consist of mortgage-backed securities, collateralized mortgage obligations, U.S. Government and Agency securities, tax-exempt municipal obligations, mutual funds, Federal Home Loan Mortgage Corporation stock, corporate obligations, trust preferred securities, and other equity securities. During fiscal 2009, the Company purchased $51.8 million of these securities. During fiscal 2009, the Company did not sell any of these securities.

Securities Held-to-Maturity

Securities held-to-maturity decreased $3.0 million or 3.9% to $72.4 million at September 30, 2009, compared to $75.4 million at September 30, 2008. These investments are comprised of mortgage-backed securities, collateralized mortgage obligations, U.S. Government and Agency securities, tax-exempt municipal securities, and corporate obligations. During fiscal 2009, the Bank purchased $29.9 million of these securities.

Deposits

Deposits increased $27.5 million during fiscal 2009 to $443.9 million at September 30, 2009 compared to $416.4 million at September 30, 2008. Deposit growth was generated in each category including money market accounts, time deposits, checking accounts, and savings accounts, with the largest increase noted in low cost checking accounts. Management continues to try to attract and retain deposit accounts.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase represents retail agreements and wholesale structured borrowings. Securities sold under agreement to repurchase increased $2.2 million or 2.2% to $106.2 million at September 30, 2009, from $104.0 million at September 30, 2008. The increase is the result of an increase in retail agreements. During fiscal 2009 and 2008 the Company had $11.2 million and $9.0 million of retail agreements outstanding, respectively. During fiscal 2009 and 2008 the Company had $95.0 million of wholesale structured borrowings outstanding.

Short-Term Borrowings

Short-term borrowings include Federal Home Loan Bank “RepoPlus” advances, a Federal Home Loan Bank revolving line of credit, federal funds purchased, and to a much lesser extent, treasury, tax, and loan notes. These borrowings decreased $32.2 million to $104,000 at September 30, 2009, from $32.3 million at September

30, 2008. The decrease was a result of the increase in deposits and the decreases in securities held-to-maturity and net loans, partially offset by an increase in securities available-for-sale.

Long-Term Debt

Long-term debt represents FHLB advances including fixed-rate advances and “Convertible Select” advances. Long-term debt decreased $259,000 or 0.2% to $118.5 million at September 30, 2009, from $118.8 million at September 30, 2008. As noted above, the decrease was a result of the increase in deposits and the decreases in securities held-to-maturity and net loans, partially offset by an increase in securities available-for-sale.

Subordinated Debt

Subordinated debt represents debt issued by the Company to FB Capital Statutory Trust III in conjunction with the issuance of trust preferred securities by the Trust. The debt is unsecured and ranks subordinated and junior in right of payment to all indebtedness, liabilities, and obligations of the Company. The debt is due concurrently with the trust preferred securities. Subordinated debt was $7.7 million at September 30, 2009 and 2008.

Stockholders’ Equity

Stockholders’ equity increased $5.0 million or 11.8% to $47.1 million at September 30, 2009 compared to September 30, 2008. This result reflects stock options exercised of $1,000; stock issued under the Dividend Reinvestment Plan of $75,000; stock-based compensation of $97,000; a decrease in the accumulated other comprehensive loss of $1.3 million, which is a result of changes in the net unrealized losses on the available-for-sale securities, and by the unrealized loss recognized on the cash flow hedge as discussed in Note 20, “Derivative Instrument”; common stock warrants issued of $302,000; and the issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) of $6.7 million. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless earlier redeemed, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Offsetting these increases was the net loss of $1.7 million; and common and preferred stock cash dividends paid of $1.4 million.

Certain Ratios

	Year Ended September 30,
	2009		2008	2007
Return on average assets	(0.23%	)	0.12%	0.51%
Return on average equity	(3.65%	)	1.83%	8.13%
Average equity to average assets ratio	6.43%		6.31%	6.25%
Dividend payout ratio	(56.06%	)	200.00%	45.90%
Book value per common share	$13.25		$13.92	$15.55

Results of Operations

Comparison of Fiscal Years Ended September 30, 2009 and 2008

The Company recorded a net loss of $1.7 million and a net loss available to common stockholders of $2.0 million or ($0.66) per diluted common share for the year ended September 30, 2009 compared to net income of $841,000 or $0.28 per diluted common share for fiscal 2008. The $2.6 million decrease in earnings for fiscal 2009 primarily reflects an increase in the provision for loan losses of $4.6 million, an increase of $1.5 million in other-than-temporary impairment (“OTTI”) charges on certain investment securities, as well as an increase in FDIC deposit insurance expense of $1.1 million. Other factors contributing to the decrease in net income from fiscal 2008 include an increase in operating expenses (excluding FDIC deposit insurance expense) of $441,000, or 3.4%, partially offset by an increase in net interest income of $590,000 or 3.6%, an increase in other income (excluding OTTI charges) of $758,000, or 20.8%, and a tax benefit of $2.3 million. The net loss available to common stockholders and diluted loss per common share also reflects $265,000 in preferred stock dividends and discount accretion during the 2009 fiscal year compared to none during the prior fiscal year.

Average Balance Sheet and Analysis of Net Interest Income

The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars, rates, and the net interest margin. The average balance of loans receivable includes non-accrual loans. Average balances are based on month-end balances. The Company does not believe that the use of month-end balances has a material impact on the information presented. Interest income on tax exempt investments has been adjusted for federal income tax purposes using an assumed rate of 34%.

	Year Ended September 30,
	2009			2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$314,223	$18,278	5.82%	$325,084	$19,361	5.96%	$320,415	$19,611	6.12%
Installment loans	89,683	5,339	5.95	93,998	5,982	6.36	94,206	6,072	6.45
Commercial business and lease loans	52,550	2,642	5.03	43,476	2,889	6.64	41,096	3,116	7.58
Mortgage-backed securities	89,012	3,842	4.32	90,828	4,058	4.47	93,385	4,131	4.42
Investment securities and FHLB stock:
Taxable	99,616	4,012	4.03	108,352	5,411	4.99	112,778	5,930	5.26
Tax-exempt(1)	39,357	2,538	6.45	37,452	2,399	6.40	39,631	2,523	6.37
Interest-earning deposits	18,990	28	0.15	1,274	29	2.25	643	33	5.12

Total interest-earning assets	703,431	36,679	5.21	700,464	40,129	5.73	702,154	41,416	5.90

Non-interest-earning assets	32,003			28,425			27,538

Total assets	$735,434			$728,889			$729,692

Interest-bearing liabilities:
Deposits	$388,364	$8,419	2.17%	$387,484	$11,750	3.03%	$387,318	$13,440	3.47%
Short-term borrowings	21,108	124	0.59	23,837	740	3.10	47,901	2,356	4.92
Securities sold under agreement to repurchase	105,717	5,109	4.83	105,169	4,804	4.57	92,127	4,195	4.55
Long-term debt	118,671	4,909	4.14	118,925	5,322	4.47	109,557	5,473	5.00
Subordinated debt	7,732	411	5.31	7,732	451	5.83	10,112	930	9.20

Total interest-bearing liabilities	641,592	18,972	2.96	643,147	23,067	3.59	647,015	26,394	4.08

Non-interest bearing liabilities	46,517			39,745			37,082

Total liabilities	688,109			682,892			684,097
Stockholders’ equity	47,325			45,997			45,595

Total liabilities and stockholders’ equity	$735,434			$728,889			$729,692

Net interest income		$17,707			$17,062			$15,022

Interest rate spread(2)			2.25%			2.14%			1.82%

Net interest margin(3)			2.52%			2.44%			2.14%

Ratio of average interest-earning assets to average interest-bearing liabilities			109.64%			108.91%			108.52%

(1)

Interest income on tax-exempt investment securities was $1.8 million and $1.7 million and the yields were 4.46%, prior to adjusting for federal income tax for the years ended September 30, 2009 and 2008, respectively.

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

	Year Ended September 30,			Year Ended September 30,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income on interest-earning assets:
Mortgage loans	$(647)	$(436)	$(1,083)	$286	$(536)	$(250)
Mortgage-backed securities	(81)	(135)	(216)	(113)	40	(73)
Installment loans	(334)	(309)	(643)	(13)	(77)	(90)
Commercial business loans and leases	603	(850)	(247)	180	(407)	(227)
Investment securities and other investments	(12)	(1,249)	(1,261)	(443)	(204)	(647)

Total interest-earning assets	(471)	(2,979)	(3,450)	(103)	(1,184)	(1,287)

Interest expense on interest-bearing liabilities:
Deposits	27	(3,358)	(3,331)	6	(1,696)	(1,690)
Borrowed funds	(107)	(617)	(724)	(72)	(1,086)	(1,158)
Subordinated debt	-	(40)	(40)	(219)	(260)	(479)

Total interest-bearing liabilities	(80)	(4,015)	(4,095)	(285)	(3,042)	(3,327)

Net change in net interest income	$(391)	$1,036	$645	$182	$1,858	$2,040

Interest Income on Loans

Interest income on loans decreased by $2.0 million or 7.0% to $26.3 million in fiscal 2009 from $28.2 million in fiscal 2008. The decrease reflects both a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. The average size of the loan portfolio decreased from an average balance of $462.6 million in fiscal 2008 to $456.5 million in fiscal 2009.

Interest Income on Mortgage-Backed Securities

Interest income on mortgage-backed securities decreased by $216,000 or 5.3% in fiscal 2009 as compared to fiscal 2008. The decrease reflects both a decrease in the average balance of mortgage-backed securities held and a decrease in the yield earned on these securities in fiscal 2009. The average balance of mortgage-backed securities held, including mortgage-backed securities available-for-sale, decreased from $90.8 million in fiscal 2008 to $89.0 million in fiscal 2009. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities. A rising rate environment generally causes a reduced level of loan repayments and a corresponding decrease in premium/discount amortization rates. Rising rates generally decrease the market value of the securities.

Interest Income on Investments

Interest income on investments (including those available-for-sale), which includes interest earning deposits with other institutions and FHLB stock, was $5.8 million in fiscal 2009, compared to $7.1 million in fiscal 2008. The fiscal 2009 results reflect a decrease in the average tax-equivalent yield earned on these investments, partially offset by an increase in the average balance of such investments to $158.0 million in fiscal 2009 as compared to $147.1 million in fiscal 2008. Also, the decrease was attributed to the FHLB announcing in December 2008 that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%.

Interest Expense on Deposits

Interest on deposits decreased $3.3 million or 28.3% to $8.4 million in fiscal 2009 from $11.8 million in fiscal 2008. The decrease reflects a decrease in the average rate paid on deposits, partially offset by an increase in the average balance of deposits.

Interest Expense on Securities Sold Under Agreement to Repurchase

Interest expense on securities sold under agreement to repurchase (including retail and structured borrowings) increased $305,000 or 6.3% to $5.1 million in fiscal 2009 compared to $4.8 million in fiscal 2008. The increase reflects both a higher level of average securities sold under agreement to repurchase in fiscal 2009 and an increase in the cost of these funds.

Interest Expense on Short-Term Borrowings

Interest expense on short-term borrowings (including FHLB “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes) decreased $616,000 or 83.2% to $124,000 in fiscal 2009 compared to $740,000 in fiscal 2008. The decrease reflects both a lower level of average short-term borrowing in fiscal 2009 and a decrease in the cost of these funds.

Interest Expense on Long-Term Debt

Interest expense on long-term debt (including FHLB fixed rate advances, and “Convertible Select” advances) decreased $413,000 or 7.8% to $4.9 million in fiscal 2009, compared to $5.3 million in fiscal 2008. The decrease reflects both a decrease in the average balance of long-term debt and a decrease in the cost of these borrowings.

Interest Expense on Subordinated Debt

Interest on subordinated debt declined $40,000 or 8.9% to $411,000 in fiscal 2009 compared to $451,000 in fiscal 2008. The decrease reflects a decrease in the average cost of these floating-rate debentures while the average balance remained unchanged. The decrease in interest expense on subordinated debt was partially offset by $181,000 in interest expense on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt.

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

The provision for loan losses was $5.9 million for the fiscal year ended September 30, 2009. The provision for loan losses was $1.3 million for the fiscal year ended September 30, 2008. The provisions reflect management’s evaluation of the loan portfolio, current economic conditions, and other factors as described below. The allowance increased from $3.4 million at September 30, 2008 to $5.7 million at September 30, 2009. Loan charge-offs, net of recoveries, were $3.6 million in fiscal 2009 compared to $863,000 in fiscal 2008. The balance of non-performing loans has increased to $14.9 million at September 30, 2009 compared to $5.7 million at September 30, 2008. Please refer to discussion of non-performing assets on pages 38 though 39.

The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future, and that additional provisions for losses will not be required.

Other Income

Excluding OTTI charges of $5.1 million and $3.6 million for the fiscal periods ended September 30, 2009 and 2008, respectively, non-interest or total other income increased $758,000 or 20.8% to $4.4 million for the year ended September 30, 2009 compared to $3.7 million for the prior year. The increase is primarily due to an increase in loan service charges and fees, an increase in the gains on sales of loans, an increase in ATM fees, and an increase in earnings on cash surrender value of life insurance, partially offset by a decrease in gains on the sales of investment securities, a decrease in non-insured investment product income, and a decrease in other operating income.

Included in non-interest income is service fee income on loans and late charges of $618,000, which increased by $107,000 in fiscal 2009. These fees were $511,000 in fiscal 2008. Fiscal 2009 results include an increase in late charges collected on commercial loans, an increase in loan satisfaction fee income, an increase in miscellaneous fees collected on commercial loans, and an increase in title insurance fees, partially offset by a decrease in miscellaneous fees collected on residential mortgage loans and home equity loans.

The Company recorded net gains on sales of securities of $26,000 in fiscal 2008. The Company did not sell any securities during fiscal 2009. Sales during fiscal 2008 were made from the available-for-sale category. The sales reflected normal efforts to reposition portions of the portfolio at various times during the year to reflect changing economic conditions, changing market conditions, and to carry out asset/liability management strategies.

The Company recorded impairment charges on securities of $5.1 million during fiscal 2009 compared to $3.6 million in fiscal 2008. During the fiscal year ended September 30, 2009, $3.5 million of impairment charges were recorded on five investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these five trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. There were no impairment charges taken on these securities during the fiscal year ending September 30, 2008. For the fiscal period ended September 30, 2009 and 2008, the Company recognized in earnings impairment charges of $1.3 million and $3.4 million, respectively, on equity securities. Impairment charges of $1.2 million and $2.0 million during the fiscal periods ended September 30, 2009 and 2008, respectively, were related to the Company’s holdings of the AMF Ultra Short Mortgage Fund. These impairment charges resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty has negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company has deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value. Additional impairment charges of $75,000 and $1.3 million during the fiscal years ended September 30, 2009 and 2008, respectively, related to the Company’s holdings of Freddie Mac preferred stock resulting from the significant decline in the value of these securities following the announcement by the Federal Housing Finance Agency (“FHFA”) that both Freddie Mac and Fannie Mae have been placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of both agencies. Management of the Company has deemed the impairment on the Freddie Mac stock to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuer. For the fiscal period ended September 30, 2009, the Company also recognized in earnings impairment charges of $279,000 on corporate obligations. There were no impairment charges on corporate obligations for the fiscal period ended September 30, 2008. The impairment charges for fiscal 2009 relate to the Company’s holding of one corporate bond issued by a large commercial and consumer finance company who has filed a plan for reorganization under federal bankruptcy laws. Based on the factors concerning the issuer, management of the Company has deemed the impairment on this security to be other-than-temporary.

Gain on sale of loans was $525,000 and $143,000 in fiscal years 2009 and 2008, respectively. The Company sells, servicing released, a portion of the fixed-rate, first mortgage residential loans it originates. This strategy allows the Company to offer competitive market rates on loans, while not retaining in its portfolio some loans that may not fit the current asset/liability strategy. In addition, such loans can generally be sold at a profit when a commitment to sell is locked in when the application is taken. Due to the low interest rate environment during fiscal 2009, the Bank decided to sell most of the fixed rate, single-family mortgage loans that were originated.

Automated teller machine (ATM) fees were $737,000 and $714,000 in fiscal years 2009 and 2008, respectively. The increase in fiscal 2009 is primarily attributed to an increase in the interchange fees earned on debit card transactions.

Non-insured investment product income was $126,000 and $232,000 in fiscal years 2009 and 2008, respectively. The decrease in fiscal 2009 is primarily attributed to a decrease in the commissions earned on the sales of these products due to lower volumes of sales.

Cash surrender value of life insurance income was $742,000 and $270,000 in fiscal years 2009 and 2008, respectively. The increase in fiscal 2009 is primarily attributed to $463,000 of bank owned life insurance earnings recognized during the current fiscal period attributed to the death of the Company’s former Chairman of the Board.

Other operating income includes miscellaneous sources of income, which consist primarily of rental income, wire fees, fees from the sale of cashiers checks and money orders, and safe deposit box rental income. Such income amounted to $182,000 and $272,000 in fiscal 2009 and 2008, respectively. The decrease for fiscal 2009 is primarily attributed to a reduction in the recoveries collected on a loss related to a check kiting fraud discovered in March 2005 attributable to one business customer. The recoveries collected for fiscal 2009 were $17,000, as compared to $51,000 for fiscal 2008. The decrease is also attributed to a reduction in fees earned on the Company’s official check account held with a third party. In April of 2008 the third party changed their earnings rate from Fed Funds minus zero basis points to Fed Funds minus 110 basis points, essentially putting the Bank at a service fee expense position compared to income in the prior year period.

Other Expenses

Other expenses increased $1.5 million or 12.0% to $14.4 million in fiscal 2009 compared to $12.9 million in fiscal 2008 primarily due to an increase in compensation and benefits expense, an increase in the losses on foreclosed real estate, an increase in professional fees, an increase in service bureau expense, an increase in FDIC deposit insurance premiums, and an increase in other operating expenses, partially offset by a decrease in office occupancy and equipment expense, a decrease in depreciation and amortization, and a decrease in foreclosed real estate expense.

Compensation, payroll taxes, and fringe benefits, the largest component of operating expenses, increased $133,000 or 1.7% to $8.1 million in fiscal 2009 compared to $8.0 million in fiscal 2008. Factors contributing to the increase in fiscal 2009 were normal salary increases, an increase in health insurance expense, and increased payroll taxes, partially offset by lower bonus expense, lower retirement expenses, and lower life insurance expenses due to the death of the Company’s former Chairman of the Board.

Office occupancy and equipment expense decreased $17,000 or 1.6% in fiscal 2009 compared to fiscal 2008. The decrease in fiscal 2009 reflects decreases in rent expense and furniture, fixtures, and equipment expense, partially offset by increases in real estate taxes paid on office buildings and office repairs and maintenance expense.

Depreciation and amortization decreased $19,000 or 3.7% to $488,000 in fiscal 2009 compared to $507,000 in fiscal 2008. The decrease in depreciation reflects equipment becoming fully depreciated, partially offset by depreciation on additions in those years.

The Bank recorded net losses on the sales of foreclosed real estate of $17,000 in fiscal year 2009 versus net gains of $10,000 in fiscal year 2008. Foreclosed real estate expense was $3,000 and $34,000 in fiscal years 2009 and 2008, respectively. The results reflect the costs associated with the holding and disposition of properties including writedowns during the periods. At September 30, 2009, the Bank had one single-family residential property and one non-farm non-residential property classified as foreclosed real estate. At September 30, 2009 and 2008, the Bank had $103,000 and $170,000 in foreclosed real estate, respectively.

Intangible amortization was $22,000 and $28,000 in fiscal years 2009 and 2008, respectively. The results reflect the amortization of the intangibles generated by the acquisitions of Carnegie Financial Corporation in February 2002 and First Pennsylvania Savings Association in December 2002, on an accelerated basis over ten years.

Advertising expense was $390,000 and $400,000 in fiscal years 2009 and 2008, respectively. The Company strives to market its products and services in a cost effective manner and incorporates a market segmentation strategy in its business plan to effectively manage its advertising dollars.

Professional fees were $462,000 and $389,000 in fiscal years 2009 and 2008, respectively. Professional fees include legal fees, audit fees, and supervisory examination and assessment fees. The increase in fiscal 2009 is primarily attributed to an increase in legal fees. The increase in legal fees is primarily related to the collection efforts on delinquent loans.

Service bureau expense amounted to $450,000 and $336,000 for fiscal years ended 2009 and 2008, respectively. The increase in fiscal 2009 is a result of the Bank continually adding technology and new products and services.

Federal deposit insurance premiums were $1.2 million and $56,000 for fiscal years ended 2009 and 2008, respectively. The increase in fiscal 2009 is primarily related to the FDIC imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. For the Bank the special assessment was $340,000. The increase was also due to recent increases in the assessment rate for deposit insurance from the previous 5 to 7 basis points to 12 to 14 basis points. In addition, the Bank has elected to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guarantee Program which provides unlimited insurance coverage for non-interest bearing transaction accounts. Under this program, the Bank has been assessed at the rate of 10 basis points for transaction account balances in excess of the $250,000 insurance limit. After December 31, 2009, the Bank will be assessed at a rate of between 15 and 25 basis points on such balances.

Other operating expenses, which consist primarily of check processing costs, software costs, bank service charges, director’s fees, and other administrative expenses, amounted to $2.3 million in fiscal 2009 and $2.1 million in fiscal 2008. Significant variations in fiscal 2009, compared to fiscal 2008, include increases in software and ScoreCard Reward expenses. In October of 2008 the Bank started a ScoreCard Reward program where customers can earn points for using their check card for normal routine purchases. For every $2.00 a customer spends, one point is earned. Points can be redeemed for electronics, air travel, hotel stays and other rewards. The Bank accrues expense based on its estimated redemption rate and also pays administrative fees for the program.

Income Taxes

Total income tax benefit for the year ended September 30, 2009 was $2.3 million, as compared to tax expense of $1.4 million for the year ended September 30, 2008 period. The tax provision for the year ended September 30, 2009 was significantly impacted by the OTTI charges during the period and also by the $463,000 in bank owned life insurance income that was recorded during the period. The amount of tax benefit recognized on the OTTI charges was based on the tax characteristics of each security (capital or ordinary). Those securities that are treated as capital for tax purposes have limited tax benefits recorded. The Company recognized the AMF Ultra Short Mortgage Fund impairment loss of $1.2 million as a capital loss and recorded a tax valuation allowance of $419,000 relating to this investment. The tax provision was also impacted by the impairment charges recorded for the fiscal year ended September 30, 2008. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which included a provision permitting banks to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Consequently, the Company recognized this additional tax benefit in the quarter ending December 31, 2008 for the OTTI charges related to its holdings of FHLMC preferred stock recorded in fiscal 2008. Also, the Company has a tax benefit recorded for the year ended September 30, 2009 due to tax-exempt income that is currently higher than pre-tax income due to the OTTI charges and increase in loan loss provision charges taken during the current fiscal year period as well as the $463,000 in bank owned life insurance income that was recorded during the period. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for fiscal 2009 was $7.0 million and $2.3 million, respectively, compared to $7.7 million and $1.6 million, respectively, for fiscal 2008.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee

Fidelity Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Fidelity Bancorp, Inc. and its subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the financial statements, effective October 1, 2008, the Company adopted FASB ASC Topic 820 “Fair Value Measurement and Disclosures.”

We are not engaged to examine management’s assessment of the effectiveness of Fidelity Bancorp, Inc.’s internal control over financial reporting as of September 30, 2009, which is included in Item 9A(T) of Form 10-K and, accordingly, we do not express an opinion thereon.

/s / S.R. Snodgrass A.C.

Wexford, PA

December 21, 2009

Consolidated Statements of Financial Condition

	September 30,
	2009	2008
	(Dollars in Thousands, Except per Share Data)
Assets
Cash and due from banks	$20,601	$6,701
Interest bearing demand deposits with other institutions	21,879	4,071

Cash and Cash equivalents	42,480	10,772

Securities available-for-sale	166,115	146,680
Securities held-to-maturity, fair value 2009 $72,737; 2008 $73,531	72,448	75,404
Loans held for sale	694	225
Loans receivable, net of allowance 2009 $5,702; 2008 $3,424	409,787	460,786
Federal Home Loan Bank stock, at cost	10,034	7,943
Office premises and equipment, net	8,470	6,949
Accrued interest receivable	2,900	3,512
Cash surrender value of life insurance	4,872	6,131
Goodwill	2,653	2,653
Other assets	9,578	6,155

Total Assets	$730,031	$727,210

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$41,362	$37,983
Interest bearing	402,518	378,431

Total Deposits	443,880	416,414

Securities sold under agreement to repurchase	106,244	104,003
Short-term borrowings	104	32,258
Long-term debt	118,541	118,800
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	1,274	1,483
Other liabilities	5,144	4,365

Total Liabilities	682,919	685,055

Stockholders’ Equity

Preferred stock, $0.01 par value per share; liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,743	-
Common stock, $0.01 par value per share; 10,000,000 shares authorized; issued 2009 3,664,947 shares; 2008 3,647,854 shares	37	36
Paid-in capital	46,390	45,931
Retained earnings	8,685	12,268
Accumulated other comprehensive loss, net of tax	(4,361)	(5,698)
Treasury stock, at cost 2009 619,129 shares; 2008 619,129 shares	(10,382)	(10,382)

Total Stockholders’ Equity	47,112	42,155

Total Liabilities and Stockholders’ Equity	$730,031	$727,210

See notes to consolidated financial statements.

Consolidated Statements of Income (Loss)

	Years Ended September 30,
	2009	2008
	(In Thousands, Except per Share Data)

Interest Income:
Loans	$26,259	$28,232
Mortgage-backed securities	3,842	4,058
Investment securities-taxable	4,012	5,411
Investment securities-tax-exempt	1,754	1,670
Other	28	29

Total Interest Income	35,895	39,400

Interest Expense:
Deposits	8,419	11,750
Securities sold under agreement to repurchase	5,109	4,804
Short-term borrowings	124	740
Long-term debt	4,909	5,322
Subordinated debt	411	451

Total Interest Expense	18,972	23,067

Net Interest Income	16,923	16,333

Provision for Loan Losses	5,870	1,260

Net Interest Income after Provision for Loan Losses	11,053	15,073

Other Income:
Loan service charges and fees	618	511
Realized gain on sales of securities, net	-	26
Impairment losses on securities
Impairment losses on securities	(5,096)	(3,572)
Non-credit related losses on securities not expected to be sold in other comprehensive income before tax	-	-

Net impairment losses on securities	(5,096)	(3,572)

Gain on sales of loans	525	143
Deposit service charges and fees	1,479	1,483
ATM fees	737	714
Non-insured investment products	126	232
Earnings on cash surrender value of life insurance	742	270
Other	182	272

Total Other Income	(687)	79

Operating Expenses:
Compensation and benefits	8,145	8,012
Office occupancy and equipment expense	1,022	1,039
Depreciation and amortization	488	507
Loss (gain) on sales of foreclosed real estate	17	(10)
Foreclosed real estate expense	3	34
Amortization of intangible assets	22	28
Advertising	390	400
Professional fees	462	389
Service bureau expense	450	336
FDIC insurance premiums	1,157	56
Other	2,258	2,082

Total Other Expenses	14,414	12,873

See notes to consolidated financial statements.

Consolidated Statements of Income (Loss) (Continued)

	Years Ended September 30,
	2009	2008
	(In Thousands, Except per Share Data)
(Loss) Income before (Benefit of) Provision for Income Taxes	(4,048)	2,279
(Benefit of) Provision for Income Taxes	(2,323)	1,438

Net (Loss) Income	(1,725)	841
Preferred Stock Dividend	(220)	-
Accretion of Preferred Stock Discount	(45)	-

Net (Loss) Income Available to Common Stockholders	$(1,990)	$841

Earnings per Share:
Basic Earnings (Loss) per Common Share	$(0.66)	$0.28

Diluted Earnings (Loss) per Common Share	$(0.66)	$0.28

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands, Except per Share Data)	Number of Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2007	3,606,722	$-	$36	$45,338	$13,115	$(1,637)	$(10,382)	$46,470
Comprehensive income (loss):
Net income					841			841
Comprehensive loss on cash flow hedges net of tax						(27)		(27)
Comprehensive loss on investment securities, net of reclassification adjustment, net of tax						(4,034)		(4,034)

Total Comprehensive Loss								(3,220)

Stock-based compensation expense				113				113
Stock options exercised, including tax benefit of $27	25,988			337				337
Restricted stock issued	5,100
Cash dividends declared ($0.56 per share)					(1,688)			(1,688)
Sale of stock through Dividend Reinvestment Plan	10,044			143				143

Balance at September 30, 2008	3,647,854	-	36	45,931	12,268	(5,698)	(10,382)	42,155
Comprehensive income (loss):
Net loss					(1,725)			(1,725)
Comprehensive loss on cash flow hedges net of tax						(299)		(299)
Comprehensive gain on investment securities, net of reclassification adjustment, net of tax						1,636		1,636

Total Comprehensive Loss								(388)

Cumulative effect of change in accounting for split dollar life insurance arrangements (see Note 21)					(351)			(351)
Preferred stock issued (7,000 shares)		6,698		302	(57)			6,943
Accretion of preferred stock discount		45			(45)			-
Cumulative dividends on preferred stock					(220)			(220)
Stock-based compensation expense				97				97
Stock options exercised, no tax benefit	79			1				1
Tax adjustment on stock options exercised				(15)				(15)
Restricted stock issued	7,100
Cash dividends declared ($0.37 per share)					(1,185)			(1,185)
Sale of stock through Dividend Reinvestment Plan	9,914		1	74				75

Balance at September 30, 2009	3,664,947	$6,743	$37	$46,390	$8,685	$(4,361)	$(10,382)	$47,112

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(1,725)	$841
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	5,870	1,260
Loss (gain) on foreclosed real estate	17	(10)
Provision for depreciation and amortization	488	507
Deferred loan fee amortization	28	(18)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	125	168
Deferred income tax provision	(2,974)	(79)
Amortization of intangibles	22	28
Realized gains on sales of securities, net	-	(26)
Impairment charge on securities	5,096	3,572
Loans originated for sale	(38,767)	(12,513)
Sales of loans held for sale	38,823	12,600
Net gains on sales of loans	(525)	(143)
Earnings on cash surrender value of life insurance policies	(279)	(270)
Expenses related to cash surrender value of life insurance policies	40	48
Earnings on cash surrender value of the Chairman of the Board’s life insurance policies	(463)	-
Decrease in interest receivable	612	119
(Decrease) increase in interest payable	(6)	85
Decrease in accrued taxes	(1,093)	(365)
Noncash compensation expense related to stock benefit plans	97	113
Changes in other assets	(119)	1,057
Changes in other liabilities	(91)	328

Net Cash Provided by Operating Activities	5,176	7,302

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	-	6,351
Proceeds from maturities and principal repayments of securities available-for-sale	29,975	40,000
Purchases of securities available-for-sale	(51,813)	(50,813)
Proceeds from maturities and principal repayments of securities held-to-maturity	32,457	26,069
Purchases of securities held-to-maturity	(29,855)	(26,946)
Net decrease (increase) in loans	44,971	(3,649)
Proceeds from sales of foreclosed real estate	180	442
Additions to office premises and equipment	(2,009)	(1,758)
Purchases of FHLB stock	(2,424)	(5,273)
Redemptions of FHLB stock	333	4,432
Life insurance proceeds received upon the death of the former Chairman of the Board	2,705	-
Purchases of cash surrender value life insurance	(744)	-

Net Cash Provided by (Used in) Investing Activities	23,776	(11,145)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)

	Years Ended September 30,
	2009	2008
	(In Thousands)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	$27,466	$(17,141)
Net increase (decrease) in retail repurchase agreements	2,241	(1,534)
Net (decrease) increase in short-term borrowings	(32,154)	8,640
(Decrease) increase in advance payments by borrowers for taxes and insurance	(209)	32
Proceeds from long-term debt	30,000	55,000
Repayments of long-term debt	(30,259)	(40,250)
Cash dividends paid	(1,405)	(1,688)
Preferred stock issued	7,000	-
Stock options exercised	1	310
Excess tax benefit realized on stock-based compensation	-	27
Proceeds from sale of stock through Dividend Reinvestment Plan	75	143

Net Cash Provided by Financing Activities	2,756	3,539

Net Increase (Decrease) in Cash and Cash Equivalents	31,708	(304)

Cash and Cash Equivalents - Beginning	10,772	11,076

Cash and Cash Equivalents - Ending	$42,480	$10,772

Supplementary Cash Flow Information
Interest paid on deposits and other borrowings	$18,978	$22,982

Income taxes paid	$1,606	$1,465

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$130	$550

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Nature of Operations

Fidelity Bancorp, Inc. (the “Company”) is a bank holding company organized under the Pennsylvania Business Corporation Law. It operates principally as a holding company for its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”), a Pennsylvania-chartered, FDIC-insured state savings bank. The Bank conducts full banking services through fourteen offices in Allegheny and Butler counties. FBIC, Inc. is a wholly-owned subsidiary of the Bank and was formed to hold and manage the Bank’s fixed rate residential mortgage loan portfolio. It was incorporated in the State of Delaware in July 2000.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. Intercompany balances and transactions have been eliminated in consolidation.

Estimates

The financial statements are prepared in conformity with U.S. generally accepted accounting principles. These principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and require disclosure of contingent assets and liabilities. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the evaluation of other-than-temporary impairment of securities.

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

Securities

The Company classifies securities as either: (1) Securities Held-to-Maturity - debt securities that the Company has the positive intent and ability to hold to maturity and which are reported at cost, adjusted for amortization of premium and accretion of discount on a level yield basis; (2) Trading Securities - debt and equity securities bought and held principally for the purpose of selling them in the near term and which are reported at fair value, with unrealized gains and losses included in the current period earnings; or (3) Securities Available-for-Sale - debt and equity securities not classified as either securities held-to-maturity or trading securities and which are reported at fair value, with unrealized gains and losses, net of taxes, included as a separate component of accumulated other comprehensive income.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Other-Than-Temporary Impairments (“OTTI”)

Periodically, all available-for-sale and held-to-maturity securities are evaluated for other-than-temporary impairment in accordance with U.S. generally accepted accounting principles, which specifies requirements for recognizing OTTI on debt securities, presentation of OTTI losses, and modifies and expands disclosures about OTTI for debt and equity securities.

A debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

Goodwill and Intangible Assets

In accordance with U.S. generally accepted accounting principles the Company accounts for “Goodwill and Other Intangible Assets” for purchased intangible assets and goodwill which is no longer amortized, but tested for impairment on an annual basis. Other acquired intangible assets with finite lives, such as purchased customer accounts, are amortized over their estimated lives. Other intangible assets are amortized using an accelerated method over estimated weighted average useful lives of ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. As of September 30, 2009 the Company concluded that no impairment charges needed to be recorded.

There were no changes in the carrying amount of goodwill for the years ended September 30, 2009 and 2008. Goodwill amounted to $2.65 million at September 30, 2009 and September 30, 2008.

Amortizable intangible assets were composed of the following:

		September 30,

		2009	2008

	Gross Carrying Amount	Accumulated Amortization

	(Dollars in Thousands)

Amortizable intangible assets, acquisition of deposit accounts	$325	$292	$270

Aggregate amortization expense:
For the year ended September 30, 2009	$22
Estimated amortization expense:
For the year ended September 30, 2010	$17
For the year ended September 30, 2011	10
For the year ended September 30, 2012	5
For the year ended September 30, 2013	1

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment. The Company establishes a valuation allowance for deferred tax assets in accordance with U.S. generally accepted accounting principles when it is more-likely-than-not that the deferred tax asset will not be realized through carry-back to taxable income in prior years, future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income.

The Company did not record any unrecognized tax benefits as of September 30, 2009 and 2008. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2009 and 2008, the Company recognized neither interest nor penalties. The Company has not recorded an accrual for the payment of interest and penalties at September 30, 2009 and 2008.

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

	Years Ended September 30,
	2009	2008
	(Dollars in Thousands, Except per Share Data)

Basic earnings per share:
Net (loss) income available to common stockholders	$(1,990)	$841
Weighted average shares outstanding	3,031,176	3,016,442
Earnings per share	$(0.66)	$0.28

Diluted earnings per share:
Net (loss) income available to common stockholders	$(1,990)	$841
Weighted average shares outstanding	3,031,176	3,016,442
Dilutive effect of common stock equivalents	-	29,667

Total diluted weighted average shares outstanding	3,031,176	3,046,109

Earnings per share	$(0.66)	$0.28

All of the shares of common stock, restricted stock, and warrants that were outstanding during 2009 were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Options to purchase 249,455 shares of common stock at prices ranging from $14.27 to $22.91 per share were outstanding during 2008, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Comprehensive Income

In accordance with U.S. generally accepted accounting principles the Company has developed the following table to disclose comprehensive income, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available-for-sale and derivatives that qualify as cash flow hedges. Other comprehensive income (loss) and related tax effects for the years ended September 30 consists of:

	Years Ended September 30,
	2009	2008
	(In Thousands)
Net (Loss) Income	$(1,725)	$841
Comprehensive loss on cash flow hedges net of tax of ($154) in 2009 and ($14) in 2008	(299)	(27)
Comprehensive loss on investment securities, net of tax of ($795) in 2009 and ($3,284) in 2008	(1,543)	(6,374)
Reclassification adjustment on investment securities, net of tax of $1,638 in 2009 and $1,206 in 2008	3,179	2,340

Total comprehensive loss	$(388)	$(3,220)

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded on the consolidated balance sheet when they become payable by the borrower to the Company.

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

Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain average reserve balances, in the form of cash and balances with the Federal Reserve Bank based upon deposit composition. Based on its deposit classifications in fiscal 2009 and fiscal 2008, the Bank’s average reserve requirement at September 30, 2009 and 2008 was $307,000 and $297,000, respectively.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the annual reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In September 2006, FASB issued an accounting standard related to fair value measurements, which was effective for the Company on October 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On October 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until October 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.

In December 2007, the FASB issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This accounting standard was subsequently codified into ASC Topic 805, Business Combinations. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 17 herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 2 herein.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth calendar quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

Note 2 - Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available-for-Sale:
U.S. government and agency obligations	$50,999	$1,023	$23	$51,999
Municipal obligations	22,708	803	47	23,464
Corporate obligations	14,563	525	914	14,174
Equity securities	4,144	-	846	3,298
Mutual funds	9,605	299	4	9,900
Trust preferred securities	21,394	157	8,024	13,527
Federal Home Loan Mortgage Corp. preferred stock	-	91	-	91
Mortgage-backed securities and collateralized mortgage obligations	48,816	1,413	567	49,662

	$172,229	$4,311	$10,425	$166,115

Securities Held-to-Maturity:
U.S. government and agency obligations	$15,106	$92	$-	$15,198
Municipal obligations	19,387	644	66	19,965
Corporate obligations	1,718	20	-	1,738
Mortgage-backed securities and collateralized mortgage obligations	36,237	483	884	35,836

	$72,448	$1,239	$950	$72,737

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

Securities Available-for-Sale:
U.S. government and agency obligations	$19,998	$259	$32	$20,225
Municipal obligations	17,157	12	970	16,199
Corporate obligations	14,076	54	786	13,344
Equity securities	4,064	64	945	3,183
Mutual funds	11,729	-	85	11,644
Trust preferred securities	25,175	-	5,127	20,048
Federal Home Loan Mortgage Corp. preferred stock	75	-	-	75
Mortgage-backed securities and collateralized mortgage obligations	62,999	188	1,225	61,962

	$155,273	$577	$9,170	$146,680

Securities Held-to-Maturity:
U.S. government and agency obligations	$19,019	$5	$146	$18,878
Municipal obligations	20,595	357	509	20,443
Corporate obligations	1,993	-	521	1,472
Mortgage-backed securities and collateralized mortgage obligations	33,797	57	1,116	32,738

	$75,404	$419	$2,292	$73,531

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$6,731	$6,785	$3,989	$4,025
Due after one year through five years	51,789	52,756	18,643	18,826
Due after five years through ten years	23,207	24,292	10,337	10,548
Due after ten years	76,753	68,993	39,479	39,338

	$158,480	$152,826	$72,448	$72,737

	September 30, 2008
	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$3,501	$3,498	$-	$-
Due after one year through five years	28,077	27,988	23,672	22,993
Due after five years through ten years	15,696	15,495	16,418	16,066
Due after ten years	92,131	84,797	35,314	34,472

	$139,405	$131,778	$75,404	$73,531

The proceeds from the sale of securities for the year ended September 30, 2008 was $6.4 million. Gross gains of $35,000 and gross losses of $9,000 were realized on sales of securities in fiscal 2008. There were no sales of securities during fiscal 2009.

The Company recognized other-than-temporary impairment losses on securities of $5.1 million and $3.6 million for the fiscal periods ended September 30, 2009 and 2008, respectively. The impairment charges for the fiscal period ended September 30, 2009 primarily relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund, Freddie Mac preferred stock, a corporate bond, and five pooled trust preferred securities. The impairment charges for the fiscal period ended September 30, 2008 primarily relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund and Freddie Mac preferred stock.

At September 30, 2009, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely-than-not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for greater than twelve months.

	September 30, 2009
	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
	(In Thousands)

Available-for-sale:
U.S. government and agency obligations	1	$3,045	$23	-	$-	$-	1	$3,045	$23
Municipal obligations	1	408	1	3	1,894	46	4	2,302	47
Corporate obligations	-	-	-	3	1,569	914	3	1,569	914
Equity securities	5	2,160	428	3	1,138	418	8	3,298	846
Mutual funds	-	-	-	1	1,265	4	1	1,265	4
Trust preferred securities	-	-	-	18	11,286	8,024	18	11,286	8,024
Mortgage-backed securities and collateralized mortgage obligations	5	3,054	31	7	5,916	536	12	8,970	567

Total temporarily impaired available-for-sale securities	12	8,667	483	35	23,068	9,942	47	31,735	10,425

Held-to-maturity:
Municipal obligations	1	353	6	3	2,321	60	4	2,674	66
Mortgage-backed securities and collateralized mortgage obligations	8	15,315	162	6	3,250	722	14	18,565	884

Total temporarily impaired held-to-maturity securities	9	15,668	168	9	5,571	782	18	21,239	950

Total temporarily impaired securities	21	$24,335	$651	44	$28,639	$10,724	65	$52,974	$11,375

	September 30, 2008
	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
	(In Thousands)

Available-for-sale:
U.S. government and agency obligations	2	$3,968	$32	-	$-	$-	2	$3,968	$32
Municipal obligations	27	15,387	970	-	-	-	27	15,387	970
Corporate obligations	12	7,301	686	2	1,893	100	14	9,194	786
Equity securities	4	1,785	608	2	872	337	6	2,657	945
Mutual funds	-	-	-	2	2,288	85	2	2,288	85
Trust preferred securities	11	5,588	1,462	11	14,460	3,665	22	20,048	5,127
Mortgage-backed securities and collateralized mortgage obligations	23	34,874	917	7	6,101	308	30	40,975	1,225

Total temporarily impaired available-for-sale securities	79	$68,903	$4,675	24	$25,614	$4,495	103	$94,517	$9,170

Held-to-maturity:
U.S. government and agency obligations	7	14,846	146	-	-	-	7	14,846	146
Municipal obligations	15	8,601	509	-	-	-	15	8,601	509
Corporate obligations	1	813	180	1	659	341	2	1,472	521
Mortgage-backed securities and collateralized mortgage obligations	12	16,221	431	12	11,105	685	24	27,326	1,116

Total temporarily impaired held-to-maturity securities	35	40,481	1,266	13	11,764	1,026	48	52,245	2,292

Total temporarily impaired securities	114	$109,384	$5,941	37	$37,378	$5,521	151	$146,762	$11,462

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with U.S. generally accepted accounting principles. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumulated Other Comprehensive Income (AOCI) for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost.

Regardless of the classification of the securities as available-for-sale or held-to-maturity, the Company has assessed each position for credit impairment.

Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions;

•	if the Company intends to sell the investment;

•	if the Company more-likely-than-not will be required to sell the investment before recovering its amortized cost basis; and

•	if the Company does not expect to recover the investment’s entire amortized cost basis (even if the Company does not intend to sell the security).

The Company’s review for impairment generally entails:

•	identification and evaluation of investments that have indications of possible impairment;

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

Similarly, for equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to amortized cost. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings.

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of September 30, 2009.

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at September 30, 2009 were 18 different trust preferred offerings with an aggregate fair value of $11,286,000, of which $11,255,000 had floating rates based on

LIBOR. The unrealized losses on these debt securities amounted to $8,024,000 at September 30, 2009. Due to dislocations in the credit markets broadly and the lack of trading and new issuances in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the industry standard modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the fiscal period ended September 30, 2009, the Company recognized in earnings impairment charges of $3,509,000 on five investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment of these five trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. There were no impairment charges taken on these securities during the fiscal period ending September 30, 2008. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities

At September 30, 2009 the Company had $850,000 of unrealized losses on equity securities. These securities represent investments in common equity offerings of seven financial institutions with an aggregate fair value of $2,502,000, one investment in preferred stock of an insurance company with a fair value of $796,000, and an investment in a mutual fund offering with an aggregate fair value of $1,265,000. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. For the fiscal period ended September 30, 2009 and 2008, the Company recognized in earnings impairment charges of $1,308,000 and $3,377,000, respectively, on equity securities. Impairment charges of $1,233,000 and $2,044,000 during the fiscal periods ended September 30, 2009 and 2008, respectively, were related to the Company’s holdings of the AMF Ultra Short Mortgage fund. These impairment charges resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty has negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company has deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value. Additional impairment charges of $75,000 and $1,333,000 during the fiscal periods ended September 30, 2009 and 2008, respectively, related to the Company’s holdings of Freddie Mac preferred stock resulting from the significant decline in the value of these securities following the announcement by the Federal Housing Finance Agency (“FHFA”) that both Freddie Mac and Fannie Mae have been placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of both agencies. Management of the Company has deemed the impairment on the Freddie Mac stock to be other-than-temporary based upon the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuer. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, except for the investments mentioned above, the Company does not consider these remaining assets to be other-than-temporarily impaired at September 30, 2009. However, continued price declines could result in a writedown of one or more of these equity investments.

Corporate Obligations

Included in corporate obligations in an unrealized loss position at September 30, 2009 were three different securities with an aggregate fair value of $1,569,000. The unrealized loss on these securities amounted to $914,000 at September 30, 2009, with $894,000 of the unrealized loss attributed to two of the three securities. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well-capitalized as of September 30, 2009 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency. Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009. For the fiscal period ended September 30, 2009, the Company recognized in earnings impairment charges of $279,000 on corporate obligations. There were no impairment charges on corporate obligations for the fiscal period ended September 30, 2008. The impairment charges for fiscal 2009 relate to the Company’s holding of one corporate bond issued by a large commercial and consumer finance company who has filed a plan for reorganization under federal bankruptcy laws. Based on the factors concerning the issuer, management of the Company has deemed the impairment on this security to be other-than-temporary.

Note 3 - Loans Receivable

Loans receivable, net are summarized as follows:

	September 30,
	2009	2008
	(In Thousands)

First mortgage loans:
Conventional:
1-4 family dwellings	$164,718	$215,940
Multi-family dwellings	82	154
Commercial	97,086	84,074
Construction	28,586	35,099

	290,472	335,267

Less:
Loans in process	(13,778)	(11,265)

	276,694	324,002

Consumer loans:
Home equity	80,453	90,532
Consumer loans	1,538	1,765
Other	2,390	2,357

	84,381	94,654

Commercial business loans and leases:
Commercial business loans	54,329	45,277
Commercial leases	205	250

	54,534	45,527

Less allowance for loan losses	(5,702)	(3,424)

Unearned discounts and fees	(120)	27

Loans Receivable, Net	$409,787	$460,786

Commitments to originate loans at September 30, 2009 were approximately as follows:

	Rate	Amount
	(Dollars in Thousands)
First mortgage loans:
Fixed rate	4.250% to 6.750%	$2,279
Adjustable rate	4.250 % to 7.340%	6,487
Other loans:
Fixed rate	5.740% to 13.375%	247
Adjustable rate	3.250% to 7.000%	3,478

		$12,491

The Bank conducts its business through fourteen offices located in the greater Pittsburgh metropolitan area. At September 30, 2009 and 2008, the majority of the Bank’s loan portfolio was secured by properties located in this region. The Bank does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

In the normal course of business, loans are extended to directors, executive officers, and their associates. A summary of loan activity for those directors, executive officers, and their associates with loan balances in excess of $60,000 for the year ended September 30, 2009, is as follows:

2008	Additions	Amounts Collected	2009
(In Thousands)

$2,848	$964	$546	$3,266

Note 4 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Years Ended September 30,
	2009	2008
	(In Thousands)

Balance, beginning	$3,424	$3,027
Provision for loan losses	5,870	1,260
Loans charged off	(3,713)	(947)
Recoveries	121	84

Balance, ending	$5,702	$3,424

Non-accrual loans were approximately $14,905,000 and $5,727,000 at September 30, 2009 and 2008, respectively. The foregone interest on those loans for the years ended September 30, 2009 and 2008 was $531,000 and $292,000, respectively. The amount of interest income on such loans actually included in income in the years ended September 30, 2009 and 2008 was $625,000 and $101,000, respectively. There are no commitments to lend additional funds to debtors in non-accrual status. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $2,363,000 and $653,000 at September 30, 2009 and 2008, respectively.

The recorded investment in loans that are considered to be impaired under U.S. generally accepted accounting principles was $15,599,000 and $6,298,000 at September 30, 2009 and 2008, respectively. Included in the 2009 amount is $14,042,000 of impaired loans for which the related allowance for credit losses was $1,444,000 and $1,557,000 of impaired loans for which there is no allowance for credit losses. Included in the 2008 amount is $3,538,000 of impaired loans for which the related allowance for credit losses was $455,000 and $2,760,000 of impaired loans for which there is no allowance for credit losses. The average recorded investment in impaired loans during the fiscal years ended September 30, 2009 and 2008 was approximately $10,793,000 and $8,753,000, respectively. For the fiscal years ended September 30, 2009 and 2008, the Company recognized interest income on those impaired loans of $891,000 and $146,000, respectively, using the cash basis of income recognition.

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

Note 5 - Office Premises and Equipment

Office premises and equipment are summarized as follows:

	September 30,
	2009	2008
	(In Thousands)

Land	$1,756	$1,756
Office buildings	8,426	6,862
Furniture, fixtures, and equipment	2,433	2,030
Leasehold improvements	333	333

	12,948	10,981

Accumulated depreciation and amortization	(4,478)	(4,032)

	$8,470	$6,949

Depreciation expense was $488,000 and $507,000 for the years ended September 30, 2009, and 2008, respectively.

The Bank has operating leases with respect to four branch offices and the Bank’s Loan Center, which expire on various dates through fiscal 2017. In addition, on July 27, 2009, the Bank executed a ground lease with respect to land in McCandless Township, Pennsylvania on which the Bank anticipates opening a new branch in late summer 2010. Lease expense amounted to $256,000 and $293,000 in fiscal years 2009 and 2008, respectively. Minimum annual lease commitments are approximately as follows (in thousands):

2010	$277
2011	285
2012	285
2013	288
2014	258
Thereafter	3,492

$4,885

Note 6 - Deposits

Deposit balances are summarized as follows:

		September 30,
	Weighted Average Rates	2009	2008
		(In Thousands)
Demand deposits	Noninterest bearing	$41,362	$37,983
Savings deposits:
NOW accounts	0.43% in 2009 and 0.71% in 2008	51,796	42,853
Savings	0.55% in 2009 and 1.11% in 2008	59,175	55,892
Money market deposit accounts	1.00% in 2009 and 2.09% in 2008	104,959	97,632

		257,292	234,360

Time deposits:
Fixed rate	Less than 1.00%	6,734	48
	1.00% to 2.99%	103,600	54,420
	3.00% to 4.99%	75,066	76,465
	5.00% to 6.99%	1,168	51,103
	7.00% to 8.99%	20	18

		186,588	182,054

		$443,880	$416,414

The weighted average interest rate for all deposits was 1.53% and 2.44% at September 30, 2009 and 2008, respectively. Time deposits with balances of $100,000 or more totaled $47,879,000 and $39,955,000 at September 30, 2009 and 2008, respectively.

At September 30, 2009, held-to-maturity investment securities with a book value of $2.0 million were pledged as required to secure deposits of public funds.

The maturities of time deposits at September 30, 2009 are summarized as follows (in thousands):

2010	$102,511
2011	10,030
2012	25,223
2013	39,432
2014	1,346
Thereafter	8,046

$186,588

Interest expense by deposit category is as follows:

	Years Ended September 30,
	2009	2008
	(In Thousands)
NOW accounts	$254	$289
Savings	523	610
Money market deposit accounts	1,533	2,592
Time deposits	6,109	8,259

	$8,419	$11,750

Note 7 - Borrowings

FHLB “RepoPlus” advances are short-term borrowings maturing within one day to one year, bear a fixed interest rate, and are subject to prepayment penalty. “RepoPlus” advances have historically been secured under the blanket collateral pledge agreement. However, as of October 2, 2009 specific collateral is required to be pledged for these borrowings. The Bank utilized $4,218,000 of “RepoPlus” advances during fiscal 2009. During fiscal 2008 the Bank utilized $6,290,000 of “RepoPlus” advances. The daily average balance during 2009 and 2008 was $12,000 and $17,000, respectively, and the daily average interest rate was 0.54% and 2.31%, respectively. The maximum amount outstanding at any month-end during 2009 and 2008 was $40,000,000 and $0, respectively. At September 30, 2009 and 2008, there were no “RepoPlus” advances outstanding.

The Bank has a revolving line of credit with the Federal Home Loan Bank of Pittsburgh, which carries a commitment of $125,000,000 maturing on July 16, 2010. The rate is adjusted daily by the Federal Home Loan Bank, and any borrowings on this line may be repaid at any time without penalty. The daily average balance during 2009 and 2008 was $6,076,000 and $15,430,000, respectively, and the daily average interest rate was 0.84% and 3.71%, respectively. The maximum amount outstanding at any month-end during 2009 and 2008 was $43,605,000 and $52,560,000, respectively. At September 30, 2008 the amount outstanding on the line was $31,980,000 at an interest rate of 2.02%. There was not an outstanding amount on the line of credit as of September, 30, 2009.

In fiscal 2009 and 2008 the Bank purchased federal funds (“fed funds”) as a short-term funding source. Fed funds purchased represent unsecured borrowings from other banks and generally mature daily. The daily average balance during 2009 and 2008 was $236,000 and $3,765,000, respectively, and the daily average interest rate was 0.60% and 3.77%, respectively. The maximum amount outstanding at any month-end during 2009 and 2008 was $2,000,000 and $8,000,000. At September 30, 2009 and 2008, there were no fed funds outstanding.

Also included in short-term borrowings are treasury, tax and loan balances of $104,000 and $278,000 at September 30, 2009 and 2008, respectively.

Long-term debt consisted of the following:

		September 30,
	Interest Rate	2009	2008
		(In Thousands)
Fixed Rate Advances Maturing:
November 17, 2008	4.93%	$-	$20,000
September 30, 2009	3.24	-	56
June 23, 2010	3.24	41	-
June 23, 2010(1)	3.24	1	39
November 29, 2011	4.11	10,000	10,000
November 19, 2012	3.83	10,000	-
November 18, 2013	4.07	10,000	-
December 18, 2013	3.52	10,000	-
Convertible Select Advances Maturing:
December 18, 2008	5.15	-	10,000
January 10, 2010(1)	3.24	704	722
January 21, 2010(1)	3.23	1,510	1,550
February 8, 2010(1)	3.26	1,007	1,034
March 1, 2010(1)	3.24	1,007	1,034
March 17, 2010	6.05	20,000	20,000
March 17, 2010(1)	3.15	806	828
April 21, 2010(1)	3.12	504	517
May 19, 2010(1)	5.39	1,005	1,018
June 23, 2010(1)	3.50	207	213
August 18, 2010(1)	3.39	515	527
August 30, 2010	5.93	10,000	10,000
September 22, 2010(1)	3.42	516	529
September 22, 2010(1)	3.35	308	315
October 20, 2010(1)	3.33	410	418
November 2, 2011	4.40	5,000	5,000
January 17, 2018	2.93	15,000	15,000
January 23, 2018	2.29	20,000	20,000

Total Long-Term Debt		$118,541	$118,800

(1)

Advance was obtained through an acquisition and marked-to-market at the time of acquisition. The decrease in the balance at September 30, 2009 as compared to September 30, 2008 is attributed to the amortization of the fair market value adjustment.

Contractual maturities of long-term debt at September 30, 2009 were as follows (in thousands):

Years ending September 30,
2010	$38,131
2011	410
2012	15,000
2013	10,000
2014	20,000
Thereafter	35,000

$118,541

The Bank has pledged, as collateral for advances from the FHLB of Pittsburgh, specific qualifying collateral such as investment securities, mortgage-backed securities, and loans, with market values adjusted by a risk-weighting factor equal to at least 100% of the unpaid amount of outstanding advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at September 30, 2009 was approximately $38,681,000.

FHLB “Convertible Select” advances are long-term borrowings with terms of up to ten years and have a fixed rate for the first three months to five years of the term. After the fixed rate term expires and quarterly thereafter, the FHLB may convert the advance to an adjustable rate advance at their option. If the advance is converted to an adjustable rate advance, the Bank has the option at the conversion date and quarterly thereafter to prepay the advance with no prepayment fee.

Note 8 - Subordinated Debt

Subordinated debt was $7,732,000 at September 30, 2009 and 2008. The Subordinated Debt represents obligations of the wholly-owned statutory business trust subsidiary (the “Trust”) which is not consolidated for financial statement purposes. The Trust was formed with initial capitalization in common stock of $232,000 and for the exclusive purpose of issuing $7,500,000 of Preferred Securities and using the total proceeds to acquire Junior Subordinated Debt Securities (“Debt Securities”) issued by the Company. The Debt Securities are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities, and obligations of the Company. The Debt Securities are due concurrently with the Preferred Securities and bear the same rate of interest as the Preferred Securities. The Preferred Securities qualify as Tier 1 capital for regulatory capital purposes.

The $7,500,000 Floating Rate Preferred Securities were issued on September 20, 2007 and are callable in whole or in part at par on December 15, 2012 and quarterly thereafter, except in certain circumstances. These securities mature on December 15, 2037. These securities bear a current interest rate of 1.66% through December 14, 2009 and adjust quarterly at a rate equal to three-month LIBOR plus 1.36%. During the second quarter of fiscal 2008, the Company entered into an interest rate swap to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount (see Note 20 “Derivative Instrument”).

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

Securities sold under agreements to repurchase included retail borrowings during fiscal 2009 and 2008. The daily average balance during 2009 and 2008 was $9,979,000 and $9,656,000, respectively, and the daily average interest rate was 0.94% and 2.57%, respectively. The maximum amount outstanding at any month-end during 2009 and 2008 was $13,023,000 and $12,383,000, respectively. At September 30, 2009 retail borrowings outstanding were $11,244,000 at a weighted average interest rate of 0.50%. There were $9,003,000 retail borrowings outstanding at a weighted average interest rate of 1.50% at September 30, 2008.

Securities underlying sales of securities under retail repurchase agreements consisted of investment securities that had an amortized cost of $19,218,000 and a fair value of $19,704,000 at September 30, 2009.

The Bank has eight separate structured repurchase agreements with PNC Bank, N.A. (“PNC”) and Citigroup Global Markets, Inc. (“CGMI”). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations, municipal obligations, and mortgage-backed securities, which continue to be carried as assets of the Bank, and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Each of the agreements provide an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. The Bank also has one fixed rate agreement that does not convert. The counterparty has the option of terminating the repurchase agreement at the reset date and quarterly thereafter. The counterparty may also terminate the repurchase agreement upon certain events of default including the Bank’s failure to maintain well capitalized status. Upon termination, the Bank would be required to repurchase the securities. During fiscal years 2009 and 2008, the Bank had $55,000,000, of borrowings outstanding with PNC, with a weighted average maturity of 2.59 years and 3.58 years, respectively. During fiscal years 2009 and 2008 the Bank had $40,000,000, of borrowings outstanding with CGMI, with a weighted average maturity of 3.66 years and 4.65 years, respectively. Securities underlying sales of securities under structured repurchase agreements consisted of investment securities that had an amortized cost of $111,537,000 and $108,703,000 and a fair value of $114,855,000 and $107,588,000 at September 30, 2009 and 2008, respectively. The Bank’s structured repurchase agreements are summarized as follows at September 30, 2009 and 2008:

	Interest Rate 2009	Interest Rate 2008	2009	2008
	(Dollars In Thousands)
Floating to fixed rate:
February 16, 2011	4.73%	4.73%	$10,000	$10,000
May 12, 2011	4.95	4.95	10,000	10,000
May 18, 2011	4.97	4.97	10,000	10,000
March 2, 2012	4.76	4.76	10,000	10,000
Fixed to floating rate:
July 24, 2013	5.80	5.80	15,000	15,000
September 13, 2013	5.80	5.80	15,000	15,000
August 8, 2014	5.50	5.50	15,000	15,000
Fixed rate:
August 31, 2012	4.44	4.44	10,000	10,000
Total Structured

Repurchase Agreements			$95,000	$95,000

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

A summary of the contractual amount of the Bank’s financial instrument commitments is as follows:

	September 30,
	2009	2008
	(In Thousands)
Commitments to grant loans	$12,491	$5,422
Unfunded commitments under lines of credit	72,804	63,269
Financial and performance standby letters of credit	1,293	1,404

The Bank’s customers have available lines of credit as follows: consumer, both secured and unsecured, and commercial, generally secured. The amount available at September 30, 2009 and 2008 was $27,925,000 and $25,404,000, respectively, for consumer lines of credit and $44,880,000 and $37,865,000, respectively, for commercial lines of credit. The interest rate for the consumer lines of credit range from 2.25% to 8.59%, the majority of which is at variable rates. The interest rates for the commercial lines of credit are generally variable and based on prevailing market conditions at the time of funding. The Bank’s customers also have available letters of credit. The amount available under these letters of credit at September 30, 2009 and 2008 was $1,293,000 and $1,404,000, respectively. The interest rates are generally variable and based on prevailing market conditions at the time of funding.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of September 30, 2009 and 2008 for guarantees under standby letters of credit issued is not material.

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

The Company does not have any off-balance sheet risk at September 30, 2009, except for the commitments referenced above.

Note 11 - Income Taxes

The provision for (benefit of) income taxes in the consolidated statements of income consists of the following:

	Years Ended September 30,
	2009	2008
	(In Thousands)
Current:
Federal	$694	$1,488
State	(43)	29

	651	1,517
Deferred, federal	(2,974)	(79)

	$(2,323)	$1,438

The differences between the expected and actual tax provision expressed as percentages of income before tax are as follows:

	Years Ended September 30,
	2009	2008
Expected federal tax rate	(34.0%)	34.0%
Tax-exempt interest	(12.8)	(21.0)
Valuation allowance on impaired securities	(1.8)	52.0
State income tax, net of federal tax benefit	(1.1)	0.9
Other items, net	(7.7)	(2.8)

Actual Tax Rate	(57.4%)	63.1%

Deferred income taxes consisted of the following components:

	September 30,
	2009	2008
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,939	$1,164
Unrealized losses on securities available-for-sale	2,079	2,922
Impairment on securities	2,984	1,252
Office premises and equipment	36	74
Deferred compensation	522	468
Long-term debt - purchase accounting adjustments	34	105
Federal net operating loss carryforwards	16	41
State net operating loss carryforwards	470	483
AMT credit carryforward	226	-
Other	329	96

	8,635	6,605
Valuation allowance on deferred tax assets	(1,584)	(1,668)

Gross deferred tax assets	7,051	4,937

Deferred tax liabilities:
Loans- purchase accounting adjustments	2	11
Intangible assets	11	19

Gross deferred tax liabilities	13	30

Net deferred tax asset	$7,038	$4,907

Net operating loss carryforwards in the amount of $73,000, obtained from acquisitions, were utilized in fiscal 2009 and 2008. The federal net operating loss carryforward of $48,000 is available to offset future taxable income through 2022. As of September 30, 2009, the Company has state net operating loss carryforwards of $7,124,000 that expire through 2019. Management does not believe that these state net operating loss carryforwards will be utilized prior to their expiration, and as such, a valuation allowance of $470,000 has been provided for them.

The tax provision for fiscal 2009 was significantly impacted by the OTTI charges during the period, thus the effective tax rate is not meaningful. The amount of tax benefit recognized on the OTTI charges was based on the tax characteristics of each security (capital or ordinary). Those securities that are treated as capital for tax purposes have limited tax benefits recorded and a valuation allowance of $1.1 million has been provided for them. The tax provision was also impacted by the impairment charges recorded for the fiscal year ended September 30, 2008. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Consequently, the Company recognized this additional tax benefit in the current fiscal period for the OTTI charges related to its holdings of FHLMC preferred stock recorded in fiscal 2008. Also, the Company has a tax benefit recorded for the current fiscal period due to tax-exempt income that is currently higher than pre-tax income due to the OTTI charges and increase in the provision for loan losses that were taken, as well as the $463,000 in bank owned life insurance income that was recorded during the current fiscal period.

Tax basis bad debt reserves established after 1987 are treated as temporary differences on which deferred income taxes have been provided. Deferred taxes are not required to be provided on tax bad debt reserves recorded in 1987 and prior years (base year bad debt reserves). Approximately $3,404,000 of the balance in retained earnings at September 30, 2009, represent base year bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount. Should amounts previously claimed as a bad debt deduction be used for any purpose other than to absorb bad debts (which is not anticipated), tax liabilities will be incurred at the rate then in effect.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of September 30, 2009 that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Federal Reserve Board (FRB) measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders’ equity (not inclusive of net unrealized gains and losses on available-for-sale debt securities, net unrealized gains on available-for-sale equity securities, and net unrealized gains and losses on cash flow hedges) and perpetual preferred stock less goodwill and other nonqualifying intangible assets (Tier 1 capital). The remainder (i.e., the Tier 2 risk-based capital) may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At September 30, 2009, the Company had Tier I capital as a percentage of risk-weighted assets of 11.5% and total risk-based capital as a percentage of risk-weighted assets of 12.7%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the Leverage Ratio) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. The minimum leverage ratio for all other bank holding companies is 4%. At September 30, 2009, the Company had a leverage ratio of 7.6%.

The following table sets forth certain information concerning the Bank’s regulatory capital at September 30, 2009 and 2008:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2009:
Total capital (to risk-weighted assets)	$56,029	11.7%	$≥38,419	≥8.0%	$≥48,024	≥10.0%
Tier 1 capital (to risk-weighted assets)	50,245	10.5	≥19,210	≥4.0	≥28,815	≥ 6.0
Tier 1 capital (to average assets)	50,245	6.9	≥29,145	≥4.0	≥36,431	≥ 5.0

As of September 30, 2008:
Total capital (to risk-weighted assets)	$50,239	10.4%	$≥38,706	≥8.0%	$≥48,383	≥10.0%
Tier 1 capital (to risk-weighted assets)	46,815	9.7	≥19,353	≥4.0	≥29,030	≥ 6.0
Tier 1 capital (to average assets)	46,815	6.5	≥28,716	≥4.0	≥35,895	≥ 5.0

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At September 30, 2009, the Bank’s retained earnings available for the payment of dividends was $8.0 million. Accordingly, $41.3 million of the Company’s equity in the net assets of the Bank was restricted at September 30, 2009. Funds available for loans or advances by the Bank to the Company amounted to $5.6 million. Any such borrowing must be on terms that would be available to unaffiliated parties and must be fully collateralized in accordance with FRB regulations. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

On November 17, 2009, the Company made informal commitments to the Federal Reserve Bank of Cleveland (“Reserve Bank”). The Company has agreed that, without the prior written approval of the Reserve Bank it will not declare or pay any dividends on outstanding shares and, also without prior written approval, that neither the Company nor its nonbank subsidiary will make any distributions of interest, principal or other sums on outstanding trust preferred securities. In addition, without the prior written approval of the Reserve Bank, the Company will not redeem or repurchase any shares of its stock and neither the Company nor any nonbank subsidiary will incur or guarantee any debt.

Prior to the commitments the Reserve Bank approved the Company’s request to pay approximately $87,500 in dividends on its outstanding series of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, held by the U.S. Department of Treasury payable November 16, 2009 and the payment of interest in the amount of $97,750 on its issue of trust preferred securities that was payable December 15, 2009.

Note 13 - TARP Capital Purchase Program

On December 12, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program, pursuant to which the Company sold (i) 7,000 shares of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 121,387 shares of the Registrant’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of $7.0 million in cash.

The Series B Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share declared on the Common Stock prior to December 12, 2008. The Company may redeem the Series B Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends, subject to the concurrence of the Treasury and its federal banking regulators. Prior to December 12, 2011, unless the Company has redeemed the Series B Preferred Stock or the Treasury has transferred the Series B Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its Common Stock dividend or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Agreement.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.65 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Series B Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Registrant has agreed to promptly enter into a deposit arrangement pursuant to which the Series B Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Series B Preferred Stock, may be issued. The Company has agreed to register the Series B Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the “Warrant Shares”) and Depositary Shares, if any, as soon as practicable after the date of the issuance of the Series B Preferred Stock and the Warrant. Neither the Series B Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series B Preferred Stock or December 31, 2009.

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

Note 14 - Stock Option Plans

On September 30, 2009, the Company has six share-based compensation plans for which stock options and restricted stock are outstanding. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $97,000 and $113,000 in fiscal 2009 and 2008. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $33,000 and $38,000 for fiscal 2009 and 2008.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which is shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at November 30, 2008 and December 31, 2007, the Company awarded 7,100 and 5,100 shares of restricted stock, respectively, from the unallocated shares under the Plan having a market value of approximately $49,700 and $66,600, respectively. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of September 30, 2009, 6,067 share awards remain available to grant under the Plan.

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

	2009	2008
Expected volatility	31%	21%
Weighted-average volatility	31%	21%
Expected dividends	9.0%	4.9%
Expected term (in years)	5.5	5.5
Risk-free rate	2.1%	3.6%

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share Data)
Outstanding at September 30, 2008	375,002	$15.68
Granted	49,200	6.23
Exercised	(79)	10.70
Forfeited	(23,936)	11.55

Outstanding at September 30, 2009	400,187	$14.77	3.4	$6,398

Exercisable at September 30, 2009	335,576	$15.84	2.9	$-

The weighted average grant-date fair value of options granted during the fiscal years 2009 and 2008 was $0.62 and $1.64, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2009 and 2008, was $175 and $194,000, respectively.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $40,000 and $17,000 for the fiscal years ended September 30, 2009 and 2008, respectively. The following table summarizes restricted stock awards for the fiscal years ended September 30, 2009 and 2008:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2008	5,100	$13.06
Granted	7,100	7.00
Vested	(2,320)	11.96
Forfeited	(150)	9.02

Non-vested at September 30, 2009	9,730	$8.96

As of September 30, 2009, there was $99,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of option awards vested during the years ended September 2009 and 2008, was $93,000 and $103,000, respectively, and the total fair value of restricted stock vested during the years ended September 2009 and 2008, was $28,000 and $0, respectively.

Cash received from options exercised under all share-based payment arrangements for the fiscal years ended September 30, 2009 and 2008 was $845 and $311,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0 and $27,000 for the fiscal years ended September 30, 2009 and 2008, respectively.

The Company has a policy of issuing shares from authorized but unissued shares to satisfy share option exercises.

Note 15 - Employee Benefit Plans

Deferred Compensation - Post-Retirement Benefits

During 1998, the Bank established a non-qualified Salary Continuation Plan covering certain officers of the Bank. The Plan is unfunded and provides benefits to participants based upon amounts stipulated in the Plan agreements for a period of 15 years from normal retirement, as defined in the respective Plan agreements. Participants vest in benefits based upon years of service from Plan initiation to normal retirement age. Expense is being accrued based on the present value of future benefits in which the participant is expected to be vested. Expense recognized under the Plan for 2009 and 2008 was approximately $236,000 and $169,000, respectively. The accrued liability under the Plan at September 30, 2009 and 2008 was approximately $1,724,000 and $1,377,000, respectively.

The Bank has entered into life insurance policies designed to offset the Bank’s contractual obligation to pay preretirement death benefits and to recover the cost of providing benefits. Participants in the Plan are the insured under the policy, and the Bank is the owner and beneficiary. As of September 30, 2009, the cash surrender value of the bank owned life insurance was $2.0 million with a total death benefit of $5.5 million.

Group Term Replacement Plan

The Bank has purchased life insurance policies on the lives of certain officers of the Bank. By way of separate split dollar agreements, the policy interest is divided between the Bank and the officer. The Bank owns the policy cash surrender value, including accumulated policy earnings, and the policy death benefits over and above the cash surrender value are endorsed to the employee and beneficiary. As of September 30, 2009 the cash surrender value of the bank owned life insurance was $2.9 million with a total death benefit of $7.0 million for which the Bank has a death benefit obligation to beneficiaries of certain officers of $2.7 million. Net earnings recognized in 2009 and 2008 as a result of increased cash surrender value was approximately $212,000 and $224,000, respectively. Also, during the current fiscal period the Bank recognized $651,000 of income attributed to the death of the Company’s former Chairman of the Board.

Employee Stock Ownership Plan

The Bank maintains a non-contributory, tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of officers and employees who have met certain eligibility requirements related to age and length of service. Each year, the Bank makes a discretionary contribution to the ESOP in cash, Company common stock or a combination of cash and Company stock. Amounts charged to compensation expense were $243,000 and $271,000 in 2009 and 2008, respectively.

Note 16 - Disclosures About Fair Value Measurements

In accordance with U.S. generally accepted accounting principles the following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by U.S. generally accepted accounting principles are as follows:

Level I -	Quoted prices are available in the active markets for identical assets or liabilities as of the reported date.

Level II -

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III -	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2009 by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
	(In Thousands)
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$51,999	$-	$51,999
Municipal obligations	-	23,464	-	23,464
Corporate obligations	-	14,174	-	14,174
Equity securities	3,298	-	-	3,298
Mutual funds	9,900	-	-	9,900
Trust preferred securities	-	-	13,527	13,527
Federal Home Loan Mortgage Corp. preferred stock	-	91	-	91
Mortgage-backed securities and collateralized mortgage obligations	-	49,662	-	49,662

	$13,198	$139,390	$13,527	$166,115

Residential loans held for sale	$-	$694	$-	$694

Liabilities:
Derivative instruments	$-	$578	$-	$578

At September 30, 2009, pooled trust preferred securities represent investments in 23 different trust preferred offerings with an aggregate fair value of $13,527,000 of which $13,495,000 had floating rates based on LIBOR at September 30, 2009. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the industry standard modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the fiscal period ended September 30, 2009 the Company recognized in earnings $3,509,000 of impairment charges on five pooled trust preferred securities resulting from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these five trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which their market values have been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. There were no impairment charges taken on these securities during the fiscal period ended September 30, 2008. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following table presents the changes in the Level III fair-value category for the fiscal period ended September 30, 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale

(In Thousands)

Beginning balance October 1, 2008	$20,048
Impairment charge on securities	(3,509)
Net change in unrealized loss on securities available for sale	(2,897)
Other	(115)
Transfers in and/or out of Level III	-
Purchases, issuances, and settlements	-

Ending balance, September 30, 2009	$13,527

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2009 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$5,446	$8,709	$14,155

Note 17 – Disclosures About Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

Securities

Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on trust preferred securities were calculated by a third party valuation company. Cash flows were estimated based on credit and prepayment assumptions. The present value of the projected cash flows was calculated using a discount rate equal to the current yield used to accrete the beneficial interest plus a liquidity and credit premium to reflect higher credit spreads due to economic stresses in the marketplace and lower credit ratings.

Loans Receivable

The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve adjusted for non-interest operating costs, credit loss, current market prices and assumed prepayment risk.

Federal Home Loan Bank Stock

The carrying amounts reported approximate those assets’ fair value.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximate their fair value.

Deposits

Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market for similar assets and liabilities. Deposits with no stated maturities have an estimated fair value equal to both the amount payable on demand and the recorded book balance.

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	September 30,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$20,601	$20,601	$6,701	$6,701
Interest bearing demand deposits with other institutions	21,879	21,879	4,071	4,071
Securities available-for-sale	166,115	166,115	146,680	146,680
Securities held-to-maturity	72,448	72,737	75,404	73,531
Loans receivable, net (including loans held for sale)	410,481	414,988	461,011	462,421
Federal Home Loan Bank stock	10,034	10,034	7,943	7,943
Accrued interest receivable	2,900	2,900	3,512	3,512

Financial liabilities:
Deposits	443,880	447,529	416,414	416,689
Short-term borrowings	104	104	32,258	32,258
Securities sold under agreements to repurchase	106,244	116,280	104,003	110,871
Subordinated Debt	7,732	7,732	7,732	7,433
Interest rate swap contracts	578	578	40	40
Advance payments by borrowers for taxes and insurance	1,274	1,274	1,483	1,483
Accrued interest payable	1,263	1,263	1,265	1,265
Long-term debt	118,541	123,139	118,800	120,236

Off-balance sheet financial instruments:
Standby letters of credit	-	-	-	-
Commitments to extend credit	-	-	-	-

Note 18 - Fidelity Bancorp, Inc. Financial Information (Parent Company Only)

Following are condensed financial statements for the parent company:

Condensed Statements of Financial Condition

	September 30,
	2009	2008
	(In Thousands)
Assets
Cash	$713	$709
Investment in subsidiary bank	49,308	44,324
Investment in unconsolidated subsidiary trust	232	232
Securities available-for-sale	3,725	3,413
Other assets	1,422	1,267

Total Assets	$55,400	$49,945

Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$7,732	$7,732
Other liabilities	556	58

Total Liabilities	8,288	7,790
Total Stockholders’ Equity	47,112	42,155

Total Liabilities and Stockholders’ Equity	$55,400	$49,945

Condensed Statements of Income
	Years Ended September 30,
	2009	2008
	(In Thousands)
Dividends from subsidiary	$1,559	$1,567
Interest income	228	229
Interest expense	(411)	(451)
Impairment charge on securities	-	(195)
Other income	180	208
Other expense	(227)	(254)

Income Before Equity in Undistributed Net Income of Subsidiary and Income Taxes	$1,329	$1,104
Income tax benefit	95	169
(Excess of) equity in undistributed net income of subsidiary	(3,149)	(432)

Net (Loss) Income	$(1,725)	$841

Condensed Statements of Cash Flows

	Years Ended September 30,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(1,725)	$841
Adjustments to reconcile net income to net cash provided by operating activities:
Excess of undistributed earnings of subsidiary	3,149	432
Gain on sale of securities available-for-sale	-	(28)
Impairment charge on securities	-	195
Decrease in interest receivable	-	10
Other changes, net	(10)	(82)

Net Cash Provided by Operating Activities	1,414	1,368

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	(81)	(315)
Sale of securities available-for-sale	-	350
Maturities and principal repayments of securities available-for-sale	-	25
Additional investment in Bank	(7,000)	-

Net Cash (Used in) Provided by Investing Activities	(7,081)	60

Cash Flows from Financing Activities:
Stock options exercised	1	310
Excess tax benefit realized on stock-based compensation	-	27
Sale of stock thorough Dividend Reinvestment Plan	75	143
Dividends paid	(1,405)	(1,688)
Preferred stock issued	7,000	-

Net Cash Provided by (Used in) Financing Activities	5,671	(1,208)

Net Increase in Cash and Cash Equivalents	4	220
Cash and Cash Equivalents - Beginning	709	489

Cash and Cash Equivalents - Ending	$713	$709

Note 19 - Contingent Liabilities

The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, after consultation with legal counsel, the resolution of these claims will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note 20 – Derivative Instrument

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

This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge.

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of September 30, 2009 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at September 30, 2009 is being utilized to hedge $7.5 million in floating rate preferred securities. Below is a summary of the interest rate swap contract and the terms at September 30, 2009:

(Dollars in thousands)	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
					Gain	Loss
Cash flow hedge	$7,500	5.32%	1.66%	12/15/2012	$-	$494

(*)	Variable receive rate based upon contract rates in effect at September 30, 2009.

During the first quarter of fiscal 2009, the Bank entered into a fixed rate loan with one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. This interest rate swap contract is recorded at fair value with any resulting gain or loss recorded in current earnings. For the fiscal period ended September 30, 2009 the Company recorded a loss of $5,000 relating to this contract. As of September 30, 2009, the notional amount of the customer related interest rate derivative financial instrument was $985,000. There were no similar derivatives of this kind outstanding as of September 30, 2008.

Note 21 – Adoption Of New Accounting Principle

Effective October 1, 2008, U.S. generally accepted accounting principles required that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits if, in substance, a postretirement benefit plan exists or if the arrangement is, in substance, an individual deferred compensation contract based on the substantive agreement with the employee. The impact of adopting this new principle reduced the beginning balance of retained earnings as of October 1, 2008 by $351,000, net-of-tax.

Note 22 – Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. The Bank’s investment in the FHLB of Pittsburgh was $10.0 million and $7.9 million at September 30, 2009 and 2008, respectively, and is valued at the par issue amount of $100 per share.

Note 23 – Subsequent Events

The Company assessed events that have occurred subsequent to September 30, 2009 through December 15, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on December 15, 2009.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of September 30, 2009, based on management’s assessment, the Company’s internal control over financial reporting was effective.

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

Date: December 23, 2009

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I — Election of Directors”, and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company’s Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information contained under the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Employees Stock
Compensation Programs and Directors Stock Option Plan	323,246	$14.96	6,067
Equity compensation plans not approved by security holders:
Directors Stock
Compensation Program/Plans(1)	76,941	13.94	-

Total	400,187	$14.77	6,067

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference herein:

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (14)
3.3	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (16)
4.1	Common Stock Certificate (1)
4.2	Rights Agreement, dated as of March 31, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
4.3	Amendment No. 1 to Rights Agreement (4)
4.4 *	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company
4.5 *	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators
4.6 *	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company
4.7	From of Certificate for the Series B Preferred Stock (16)
4.8	Warrant for Purchase of Shares of Common Stock (16)
10.1 **	Employee Stock Ownership Plan, as amended (1)
10.4 **	1997 Employee Stock Compensation Program (6)
10.6 **	1998 Group Term Replacement Plan (7) Company and the Bank (7)
10.8 **	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)
10.9 **	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)
10.10 **	Salary Continuation Agreement with Lisa L. Griffith (2)
10.11 **	1998 Stock Compensation Plan (8)
10.12 **	2000 Stock Compensation Plan (9)
10.13 **	2001 Stock Compensation Plan (10)
10.14 **	2002 Stock Compensation Plan (11)
10.15 **	2005 Stock-Based Incentive Plan (12)
10.16 **	Form of Directors Indemnification Agreement (13)
10.17 **	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)
10.18 **	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)
10.19 **	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)
10.20 **	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)
10.21 **	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)
10.22	Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (16)
10.23	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (16)
10.24	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (16)
14	Code of Ethics (2)

20.1	Dividend Reinvestment Plan (15)
21	Subsidiaries
23.1	Consent of S.R. Snodgrass A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification
99.1	EESA §111(b)(4) Certification of Principal Executive Officer
99.2	EESA §111(b)(4) Certification of Principal Financial Officer

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Management contract or compensatory plan or arrangement.
(1)

Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).

(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed March 31, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(5)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 filed with the SEC on February 14, 2000.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date: December 23, 2009	By:	/s/ Richard G. Spencer
Richard G. Spencer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

By:	/s/ Christopher S. Green	By:	/s/ Richard G. Spencer
	Christopher S. Green		Richard G. Spencer
	Chairman of the Board and Director		President, Chief Executive Officer and Director

Date:	December 23, 2009	Date:	December 23, 2009

By:	/s/ J. Robert Gales	By:	/s/ Robert F. Kastelic
	J. Robert Gales		Robert F. Kastelic
	Director		Director

Date:	December 23, 2009	Date:	December 23, 2009

By:	/s/ Oliver D. Keefer	By:	/s/ Charles E. Nettrour
	Oliver D. Keefer		Charles E. Nettrour
	Director		Director

Date:	December 23, 2009	Date:	December 23, 2009

By:	/s/ Joanne Ross Wilder	By:	/s/ Donald J. Huber
	Joanne Ross Wilder		Donald J. Huber
	Director		Director

Date:	December 23, 2009	Date:	December 23, 2009

By:	/s/ Lisa L. Griffith
Lisa L. Griffith
Senior Vice President and
(Principal Financial and Accounting Officer)

Date:	December 23, 2009