Form 10-K/A
period 2009-09-30
FIDELITY BANCORP INC
filed 2010-01-06
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of December 2, 2009, the Registrant had outstanding 3,046,510 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.         Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders. (Part III)

EXPLANATORY NOTE

This amendment on Form 10-K/A is being filed solely to file revised auditor’s consent as Exhibit 23.

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

10.23	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (16)
10.24	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (16)
14	Code of Ethics (2)
20.1	Dividend Reinvestment Plan (15)
21	Subsidiaries (17)
23.1	Consent of S.R. Snodgrass A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification
99.1	EESA §111(b)(4) Certification of Principal Executive Officer (17)
99.2	EESA §111(b)(4) Certification of Principal Executive Officer (17)

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Management contract or compensatory plan or arrangement.
(1)

Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).

(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed March 31, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(5)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.

(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 filed with the SEC on February 14, 2000.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 12, 2008.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date: January 6, 2010	By:	/s/ Richard G. Spencer
Richard G. Spencer
President and Chief Executive Officer