Form 10-Q
period 2009-12-31
FIDELITY BANCORP INC
filed 2010-02-11
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,046,510 shares, par value $0.01, at January 29, 2010.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.	Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	December 31, 2009	September 30, 2009
Assets
Cash and due from banks	$43,049	$20,601
Interest-bearing demand deposits with other institutions	2,972	21,879

Cash and Cash Equivalents	46,021	42,480

Securities available-for-sale (amortized cost of $166,915 and $172,229)	160,388	166,115
Securities held-to-maturity (fair value of $83,480 and $72,737)	83,553	72,448
Loans held for sale	414	694
Loans receivable, net of allowance of $5,963 and $5,702	401,566	409,787
Foreclosed real estate, net	305	103
Federal Home Loan Bank stock, at cost	10,034	10,034
Office premises and equipment, net	9,122	8,470
Accrued interest receivable	2,732	2,900
Cash surrender value of life insurance	4,928	4,872
Goodwill	2,653	2,653
Other assets	14,315	9,475

Total Assets	$736,031	$730,031

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$51,117	$41,362
Interest bearing	399,451	402,518

Total Deposits	450,568	443,880
Securities sold under agreement to repurchase	105,247	106,244
Short-term borrowings	249	104
Long-term debt	118,476	118,541
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,485	1,274
Other liabilities	4,291	5,144

Total Liabilities	689,048	682,919

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,758	6,743
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,665,639 and 3,664,947 shares issued, respectively	37	37
Paid-in-capital	46,417	46,390
Retained earnings	8,752	8,685
Accumulated other comprehensive loss, net of tax	(4,599)	(4,361)
Treasury stock, at cost - 619,129 shares	(10,382)	(10,382)

Total Stockholders’ Equity	46,983	47,112

Total Liabilities and Stockholders’ Equity	$736,031	$730,031

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2009	2008
Interest income:
Loans	$5,803	$7,074
Mortgage-backed securities	781	1,137
Investment securities-taxable	779	1,135
Investment securities-tax-exempt	446	432
Other	12	2

Total interest income	7,821	9,780

Interest expense:
Deposits	1,582	2,351
Securities sold under agreement to repurchase	1,278	1,289
Short-term borrowings	1	78
Long-term debt	1,222	1,283
Subordinated debt	103	105

Total interest expense	4,186	5,106

Net interest income	3,635	4,674

Provision for loan losses	300	555

Net interest income after provision for loan losses	3,335	4,119

Noninterest income:
Loan service charges and fees	152	127
Realized gain on sales of securities, net	650	—
Impairment losses on securities	(1,234)	(75)
Gain on sales of loans	134	30
Gain (loss) on loan interest rate swaps	6	(17)
Deposit service charges and fees	386	388
ATM fees	243	186
Non-insured investment products	48	26
Earnings on cash surrender value of life insurance	61	72
Other	38	38

Total noninterest income	484	775

Noninterest expense:
Compensation and benefits	2,058	1,927
Office occupancy and equipment expense	254	236
Depreciation and amortization	134	122
Advertising	100	100
Professional fees	140	152
Service bureau expense	163	106
Federal insurance premiums	308	19
Other	543	570

Total noninterest expense	3,700	3,232

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended December 31,
	2009	2008
Income before Benefit of Income Taxes	$119	$1,662
Benefit of Income Taxes	(113)	(25)

Net Income	232	1,687
Preferred stock dividend	(88)	—
Accretion of preferred stock discount	(15)	—

Net income available to common stockholders	$129	$1,687

Earnings per Share
Basic earnings per common share	$0.04	$0.56

Diluted earnings per common share	$0.04	$0.53

Dividends per common share	$0.02	$0.14

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance at September 30, 2009	3,664,947	$6,743	$37	$46,390	$8,685	$(4,361)	$(10,382)	$47,112
Comprehensive income (loss):
Net income					232			232
Comprehensive gain on cash flow hedges net of tax of $18						35		35
Comprehensive loss on investment securities, net of tax of ($339)						(658)		(658)
Reclassification adjustment on investment securities, net of tax of $199						385		385

Total comprehensive loss								(6)

Accretion of preferred stock discount		15			(15)			—
Cumulative dividends on preferred stock					(88)			(88)
Stock-based compensation expense				22				22
Cash dividends declared					(62)			(62)
Shares issued through Dividend
Reinvestment Plan	692			5				5

Balance at December 31, 2009	3,665,639	$6,758	$37	$46,417	$8,752	$(4,599)	$(10,382)	$46,983

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2009	2008
Operating Activities:
Net income	$232	$1,687
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	300	555
Loss on foreclosed real estate	—	5
Provision for depreciation and amortization	134	122
Deferred loan fee amortization	(14)	(18)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	126	23
Amortization of intangibles	5	7
Realized gains on sales of securities, net	(650)	—
Impairment charge on securities	1,234	75
Loans originated for sale	(8,369)	(2,324)
Sales of loans held for sale	8,783	2,136
Net gains on sales of loans	(134)	(30)
Earnings on cash surrender value of life insurance policies	(61)	(72)
Expenses related to cash surrender value of life insurance policies	5	17
Decrease in interest receivable	168	120
Decrease in interest payable	(26)	(54)
Decrease in accrued taxes	1,143	462
Noncash compensation expense related to stock benefit plans	22	29
Changes in other assets	(5,891)	(444)
Changes in other liabilities	(774)	(315)

Net cash (used in) provided by operating activities	(3,767)	1,981

Investing Activities:
Proceeds from sales of securities available-for-sale	5,619	—
Proceeds from maturities and principal repayments of securities available-for-sale	21,248	4,350
Purchases of securities available-for-sale	(21,493)	(5,581)
Proceeds from maturities and principal repayments of securities held-to-maturity	5,858	1,668
Purchases of securities held-to-maturity	(17,708)	(5,450)
Net decrease (increase) in loans	7,733	(12,885)
Proceeds from sales of foreclosed real estate	—	35
Additions to office premises and equipment	(786)	(210)
Purchases of FHLB stock	—	(2,472)
Redemptions of FHLB stock	—	381

Net cash provided by (used in) investing activities	471	(20,164)

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Three Months Ended December 31,
	2009	2008
Financing Activities:
Net increase (decrease) in deposits	$6,688	$(5,170)
Net decrease in retail repurchase agreements	(997)	(241)
Net increase in short-term borrowings	145	12,471
Increase in advance payments by borrowers for taxes and insurance	1,211	1,506
Proceeds from long-term debt	—	30,000
Repayments of long-term debt	(65)	(30,064)
Cash dividends paid	(150)	(424)
Preferred stock issued	—	6,942
Stock options exercised	—	1
Proceeds from sale of stock through Dividend Reinvestment Plan	5	26

Net cash provided by financing activities	6,837	15,047

Net increase (decrease) in cash and cash equivalents	3,541	(3,136)

Cash and cash equivalents at beginning of period	42,480	10,772

Cash and cash equivalents at end of period	$46,021	$7,636

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on deposits and other borrowings	$4,212	$5,160

Income taxes paid	$—	$8

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$202	$27

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

December 31, 2009

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2009. The results for the three- month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010 or any future interim period.

Certain amounts in the 2009 financial statements have been reclassified to conform with the 2010 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

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

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on October 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On October 1, 2008, the provisions of this accounting standard became effective for the Company’s financial assets and financial liabilities and on October 1, 2009 for nonfinancial assets and nonfinancial liabilities. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures. See Note 11 for the necessary disclosures.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

On April 1, 2009, the FASB issued new authoritative accounting guidance under ASC Topic 805, Business Combinations, which became effective for periods beginning after December 15, 2008. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

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

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 12 herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 6 herein.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860, Transfers and Servicing. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective October 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth calendar quarter 2009. The adoption of the new guidance did not have a material impact on the Company’s financial position or results of operations.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009. The required disclosures are provided in Note 15

(4) Stock Based Compensation

On December 31, 2009, the Company had six share-based compensation plans, for which stock options and restricted stock were outstanding as of December 31, 2009. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $22,000 and $29,000 for the three months ended December 31, 2009 and 2008, respectively.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at November 30, 2008, the Company awarded 7,100 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $49,700. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of December 31, 2009, 6,067 share awards were available for grant under this program.

As of December 31, 2009 there was approximately $76,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the three months ended December 31, 2009 were as follows:

	Options	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	400,187	$14.77
Granted	—	—
Exercised	—	—
Forfeited	(19,741)	8.23

Outstanding as of December 31, 2009	380,446	$15.10

Exercisable as of December 31, 2009	345,996	$15.91

The options outstanding and exercisable as of December 31, 2009 have a weighted average remaining term of 3.0 years.

No options were granted for the three-month period ended December 31, 2009. The fair value of options granted for the three-month period ended December 31, 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended December 31, 2008

Dividend yield	8.99%
Expected life	5.5 years
Expected volatility	31.23%
Risk-free interest rate	2.08%
Weighted average fair value of options granted	$0.62

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $9,000 and $7,000 for the three months ended December 31, 2009 and 2008, respectively. The following table summarizes restricted stock awards for the three months ended December 31, 2008. There were no restricted stock awards granted during the three months ended December 31, 2009.

Three Months Ended December 31, 2008
Number of shares awarded	7,100
Market price of stock on date of grant	$7.00

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

	Three Months Ended December 31,
	2009	2008
Numerator:
Net Income available to common stockholders	$129	$1,687
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,040	3,034
Effect of dilutive securities:
Common stock equivalents	—	136

Denominator for diluted earnings per share - weighted average shares and assumed conversions	3,040	3,170

Basic earnings per common share	$0.04	$0.56

Diluted earnings per common share	$0.04	$0.53

All of the options, restricted stock, and warrants that were outstanding during the three months ended December 31, 2009 were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 315,954 shares of common stock ranging from $11.06 to $22.91 per share and 3,400 shares of restricted stock at $13.06 per share were outstanding during the three months ended December 31, 2008, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of December 31, 2009:
U.S. government and agency obligations	$44,612	$398	$124	$44,886
Municipal obligations	24,014	596	87	24,523
Corporate obligations	15,121	560	764	14,917
Equity securities	4,301	11	840	3,472
Mutual funds	9,382	292	20	9,654
Trust preferred securities	19,009	9	7,324	11,694
Federal Home Loan Mortgage Corp. preferred stock	—	52	—	52
Mortgage-backed securities and collateralized mortgage obligations	50,476	1,259	545	51,190

	$166,915	$3,177	$9,704	$160,388

Held-to-maturity:
As of December 31, 2009:
U.S. government and agency obligations	$21,094	$55	$126	$21,023
Municipal obligations	18,176	513	101	18,588
Corporate obligations	998	14	—	1,012
Mortgage-backed securities and collateralized mortgage obligations	43,285	406	834	42,857

	$83,553	$988	$1,061	$83,480

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of September 30, 2009:
U.S. government and agency obligations	$50,999	$1,023	$23	$51,999
Municipal obligations	22,708	803	47	23,464
Corporate obligations	14,563	525	914	14,174
Equity securities	4,144	—	846	3,298
Mutual funds	9,605	299	4	9,900
Trust preferred securities	21,394	157	8,024	13,527
Federal Home Loan Mortgage Corp. preferred stock	—	91	—	91
Mortgage-backed securities and collateralized mortgage obligations	48,816	1,413	567	49,662

	$172,229	$4,311	$10,425	$166,115

Held-to-maturity:
As of September 30, 2009:
U.S. government and agency obligations	$15,106	$92	$—	$15,198
Municipal obligations	19,387	644	66	19,965
Corporate obligations	1,718	20	—	1,738
Mortgage-backed securities and collateralized mortgage obligations	36,237	483	884	35,836

	$72,448	$1,239	$950	$72,737

The following table presents the amortized cost and fair value of debt securities by contractual maturity dates as of December 31, 2009:

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
As of December 31, 2009:
Due in one year or less	$4,432	$4,509	$998	$1,012
Due after one year through five years	53,820	54,570	20,332	20,441
Due after five years through ten years	23,173	23,815	14,486	14,564
Due after ten years	71,807	64,316	47,737	47,463

	$153,232	$147,210	$83,553	$83,480

The proceeds from the sale of securities for the three months ended December 31, 2009 were $5.6 million. Gross gains of $650,000 and gross losses of $0 were realized on sales of securities during the three months ended December 31, 2009. There were no sales of securities during the three months ended December 31, 2008.

The Company recognized other-than-temporary impairment losses on securities of $1.2 million and $75,000 for the three-month period ended December 31, 2009 and 2008, respectively. The impairment charges for the three-month period ended December 31, 2009 relate to six pooled trust preferred securities. The impairment charges for the three-month period ended December 31, 2008 relate to the Company’s holdings of Freddie Mac preferred stock.

At December 31, 2009, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely than-not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for greater than twelve months.

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2009:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	8	$16,470	$124	—	$—	$—	8	$16,470	$124
Municipal obligations	4	1,658	7	3	1,861	80	7	3,519	87
Corporate obligations	—	—	—	2	1,230	764	2	1,230	764
Equity securities	1	832	32	7	2,471	808	8	3,303	840
Mutual funds	2	2,490	20	—	—	—	2	2,490	20
Trust preferred securities	—	—	—	16	10,253	7,324	16	10,253	7,324
Mortgage-backed securities and collateralized mortgage obligations	3	6,901	55	7	5,919	490	10	12,820	545

Total temporarily impaired available-for-sale securities	18	28,351	238	35	21,734	9,466	53	50,085	9,704

Held-to-maturity:
U.S. government and agency obligations	3	5,871	126	—	—	—	3	5,871	126
Municipal obligations	2	767	12	3	2,290	89	5	3,057	101
Mortgage-backed securities and collateralized mortgage obligations	11	18,736	143	5	2,528	691	16	21,264	834

Total temporarily impaired held-to-maturity securities	16	25,374	281	8	4,818	780	24	30,192	1,061

Total temporarily impaired securities	34	$53,725	$519	43	$26,552	$10,246	77	$80,277	$10,765

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2009:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	1	$3,045	$23	—	$—	$—	1	$3,045	$23
Municipal obligations	1	408	1	3	1,894	46	4	2,302	47
Corporate obligations	—	—	—	3	1,569	914	3	1,569	914
Equity securities	5	2,160	428	3	1,138	418	8	3,298	846
Mutual funds	—	—	—	1	1,265	4	1	1,265	4
Trust preferred securities	—	—	—	18	11,286	8,024	18	11,286	8,024
Mortgage-backed securities and collateralized mortgage obligations	5	3,054	31	7	5,916	536	12	8,970	567

Total temporarily impaired available-for-sale securities	12	$8,667	$483	35	$23,068	$9,942	47	$31,735	$10,425

Held-to-maturity:
Municipal obligations	1	353	6	3	2,321	60	4	2,674	66
Mortgage-backed securities and collateralized mortgage obligations	8	15,315	162	6	3,250	722	14	18,565	884

Total temporarily impaired held-to-maturity securities	9	15,668	168	9	5,571	782	18	21,239	950

Total temporarily impaired securities	21	$24,335	$651	44	$28,639	$10,724	65	$52,974	$11,375

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

Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer which may indicate adverse credit conditions;

•	if the Company intends to sell the investment;

•	if it’s more-likely-than-not the Company will be required to sell the investment before recovering its amortized cost basis; and

•	if the Company does not expect to recover the investment’s entire amortized cost basis (even if the Company does not intend to sell the security).

The Company’s review for impairment generally entails:

•	identification and evaluation of investments that have indications of possible impairment;

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

For debt securities that are not deemed to be credit impaired, management performs additional analysis to assess whether it intends to sell or would more-likely-than-not be required to sell the investment before the expected recovery of the amortized cost basis. Management has asserted that it has no intent to sell and that it believes it is more-likely-than-not that it will not be required to sell the investment before recovery of its amortized cost basis.

Similarly, for equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to amortized cost. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings.

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of December 31, 2009.

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at December 31, 2009 were sixteen different trust preferred offerings with an aggregate fair value of $10.3 million, of which $10.2 million had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $7.3 million at December 31, 2009. Due to dislocations in the credit markets broadly, and the lack of trading and new issuances in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the industry standard modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended December 31, 2009, the Company recognized in earnings impairment charges of $1.2 million on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. There were no impairment charges taken on these securities during the three months ended December 31, 2008. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities

At December 31, 2009 the Company had $860,000 of unrealized losses on equity securities. These securities represent investments in common equity offerings of seven financial institutions with an aggregate fair value of $2.3 million, one investment in preferred stock of an insurance company with a fair value of $958,000, and investments in two different mutual fund offerings with an aggregate fair value of $2.5 million. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. There were no impairment charges taken on these securities during the three months ended December 31, 2009 and 2008. Based on the Company’s detailed analysis, and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, the Company does not consider these assets to be other-than-temporarily impaired at December 31, 2009. However, continued price declines could result in a writedown of one or more of these equity investments.

Corporate Obligations

Included in corporate obligations in an unrealized loss position at December 31, 2009 were two different securities with an aggregate fair value of $1.2 million. The unrealized loss on these securities amounted to $764,000 at December 31, 2009. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well-capitalized as of December 31, 2009 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency. Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009. There were no impairment charges on corporate obligations for the three months ended December 31, 2009 and 2008.

(7) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):

	December 31, 2009	September 30, 2009
First mortgage loans:
Conventional:
1-4 family dwellings	$153,758	$164,718
Multi-family dwellings	79	82
Commercial	98,104	97,086
Construction:
Residential	1,018	1,707
Commercial	32,919	26,879

	285,878	290,472

Less: Loans in process	(17,910)	(13,778)

	267,968	276,694

Consumer loans:
Home equity	77,711	80,453
Consumer loans	1,587	1,538
Other	2,352	2,390

	81,650	84,381

Commercial business loans and leases:
Commercial business loans	57,809	54,329
Commercial leases	230	205

	58,039	54,534

Less: Allowance for loan losses	(5,963)	(5,702)

Unearned discounts and fees	(128)	(120)

Loans receivable, net	$401,566	$409,787

(8) Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended December 31, 2009, fiscal year ended September 30, 2009, and for the three months ended December 31, 2008 are as follows (dollar amounts in thousands):

	Three Months Ended December 31, 2009	Year Ended September 30, 2009	Three Months Ended December 31, 2008
Balance at beginning of period	$5,702	$3,424	$3,424
Provision for loan losses	300	5,870	555
Charge-offs	(47)	(3,713)	(422)
Recoveries	8	121	28

Net charge-offs	(39)	(3,592)	(394)

Balance at end of period	$5,963	$5,702	$3,585

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of probable losses in the current loan portfolio, including the evaluation of impaired loans in accordance with U.S. generally accepted accounting principles. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant shortfall in payments does not necessarily result in a loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant.

Impairment losses are included in the provision for loan losses. U.S. generally accepted accounting principles do not apply to large groups of smaller balance, homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the following data.

Included in the current amount of impaired loans are $10.2 million of impaired loans for which the related allowance for loan losses is $1.4 million. Impaired loans of $8.6 million, of which $6.7 million are collateral dependent, do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles. The net value of the collateral securing these loans is $9.8 million. The average recorded investment in impaired loans during the three months ended December 31, 2009 was $17.2 million compared to $6.8 million for the same period in the prior year. For the three months ended December 31, 2009, the Company recognized $239,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $42,000 of interest income on impaired loans during the three-month period ended December 31, 2008.

At December 31, 2009, the recorded investment in loans that are considered to be impaired under U.S. generally accepted accounting principles was $18.8 million compared to $7.3 million at December 31, 2008. The increase is primarily related to the following:

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

•

Two commercial real estate loans totaling $5.0 million to the same borrower for the acquisition of land with two commercial-zoned buildings. The borrower filed for bankruptcy in August 2009, however the Company is currently receiving monthly rental payments from the corresponding tenants which exceed the current monthly debt requirement. The Company had the properties appraised in September 2009 and the appraised value exceeds the principal balance owed.

•

A $2.3 million commercial loan to a borrower for the acquisition of a commercial property which is partially vacant at this time. The Company is currently receiving monthly rental payments from the tenants, however, there remains a cash flow shortage. Furthermore, an updated appraisal was completed in September 2009 indicating a collateral shortfall.

Loan loss reserves of $1.0 million have been allocated specifically for the aforementioned commercial loans.

(9) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of December 31, 2009.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract. This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of December 31, 2009 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at December 31, 2009 is being utilized to hedge $7.5 million in floating rate-preferred securities. Below is a summary of the interest rate swap contract and the terms at December 31, 2009:

(Dollars in thousands)	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
					Gain	Loss
Cash flow hedge	$7,500	5.32%	1.61%	12/15/2012	$—	$441

(*)	Variable receive rate based upon contract rates in effect at December 31, 2009.

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three months ended December 31, 2009 and 2008 the Company recorded a gain of $6,000 and a loss of $17,000, respectively, relating to this contract. As of December 31, 2009, the notional amount of the customer-related interest rate derivative financial instrument was $980,000, compared to $1.0 million at December 31, 2008.

(10) Comprehensive Income

In complying with U.S. generally accepted accounting principles the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available-for-sale and derivatives that qualify as cash flow hedges. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of:

(Dollars in thousands)	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Net Income	$232	$1,687
Comprehensive gain (loss) on cash flow hedges net of tax of $18 in 2009 and ($185) in 2008	35	(358)
Comprehensive loss on investment securities, net of tax of ($339) in 2009 and ($1,484) in 2008	(658)	(2,880)
Reclassification adjustment on investment securities, net of tax of $199 in 2009 and $25 in 2008	385	50

Total comprehensive loss	$(6)	$(1,501)

(11) Disclosures About Fair Value Measurements

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2009 and September 30, 2009 by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
	(In Thousands)
As of December 31, 2009
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$44,886	$—	$44,886
Municipal obligations	—	24,523	—	24,523
Corporate obligations	—	14,917	—	14,917
Equity securities	3,472	—	—	3,472
Mutual funds	9,654	—	—	9,654
Trust preferred securities	—	—	11,694	11,694
Federal Home Loan Mortgage Corp. preferred stock	—	52	—	52
Mortgage-backed securities and collateralized mortgage obligations	—	51,190	—	51,190

	$13,126	$135,568	$11,694	$160,388

Residential loans held for sale	$—	$414	$—	$414

Liabilities:
Derivative instruments	$—	$479	$—	$479

	Level I	Level II	Level III	Total
	(In Thousands)
As of September 30, 2009
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$51,999	$—	$51,999
Municipal obligations	—	23,464	—	23,464
Corporate obligations	—	14,174	—	14,174
Equity securities	3,298	—	—	3,298
Mutual funds	9,900	—	—	9,900
Trust preferred securities	—	—	13,527	13,527
Federal Home Loan Mortgage Corp. preferred stock	—	91	—	91
Mortgage-backed securities and collateralized mortgage obligations	—	49,662	—	49,662

	$13,198	$139,390	$13,527	$166,115

Residential loans held for sale	$—	$694	$—	$694

Liabilities:
Derivative instruments	$—	$578	$—	$578

At December 31, 2009, pooled trust preferred securities represent investments in 20 different trust preferred offerings with an aggregate fair value of $11,694,000 of which $11,684,000 had floating rates based on LIBOR at December 31, 2009. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the industry standard modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended December 31, 2009 the Company recognized in earnings $1.2 million of impairment charges on six pooled trust preferred securities resulting from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which their market values have been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. There were no impairment charges taken on these securities during the three months ended December 31, 2008. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following table presents the changes in the Level III fair-value category for the three months ended December 31, 2009. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale (In Thousands)

Beginning balance October 1, 2009	$13,527
Impairment charge on securities	(1,234)
Net change in unrealized loss on securities available-for-sale	(552)
Other	(47)
Transfers in and/or out of Level III	—
Purchases, issuances, and settlements	—

Ending balance December 31, 2009	$11,694

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2009 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$9,129	$8,272	$17,401

(12) Disclosures About Fair Value of Financial Instruments

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

Securities

Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on trust preferred securities were calculated by a third party using a discounted cash-flow technique. Cash flows were estimated based on credit quality and prepayment assumptions. The present value of the projected cash flows was calculated using an adjusted discount rate which reflects higher credit spreads due to economic stresses in the marketplace and lower credit ratings.

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	December 31,		September 30,
	2009		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$43,049	$43,049	$20,601	$20,601
Interest bearing demand deposits with other institutions	2,972	2,972	21,879	21,879
Securities available-for-sale	160,388	160,388	166,115	166,115
Securities held-to-maturity	83,553	83,480	72,448	72,737
Loans receivable, net (including loans held for sale)	401,980	402,458	410,481	414,988
Federal Home Loan Bank stock	10,034	10,034	10,034	10,034
Accrued interest receivable	2,732	2,732	2,900	2,900

Financial liabilities:
Deposits	450,568	453,319	443,880	447,529
Short-term borrowings	249	249	104	104
Securities sold under agreements to repurchase	105,247	114,539	106,244	116,280
Subordinated Debt	7,732	7,732	7,732	7,732
Interest rate swap contracts	479	479	578	578
Advance payments by borrowers for taxes and insurance	2,485	2,485	1,274	1,274
Accrued interest payable	1,237	1,237	1,263	1,263
Long-term debt	118,476	122,687	118,541	123,139

Off-balance sheet financial instruments:
Standby letters of credit	—	—	—	—
Commitments to extend credit	—	—	—	—

(13) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. The Bank’s investment in the FHLB of Pittsburgh was $10.0 million at December 31, 2009 and is valued at the par issue amount of $100 per share.

(14) TARP Capital Purchase Program

On December 12, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program, pursuant to which the Company sold (i) 7,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 121,387 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate purchase price of $7.0 million in cash.

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

The Series B Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series B Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Series B Preferred Stock, may be issued. The Company has agreed to register the Series B Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the “Warrant Shares”) and Depositary Shares, if any, as soon as practicable after the date of the issuance of the Series B Preferred Stock and the Warrant. Neither the Series B Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series B Preferred Stock or December 31, 2009.

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

(15) Subsequent Events

The Company assessed events that have occurred subsequent to December 31, 2009 through February 11, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on February 11, 2010.

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

Critical Accounting Policies

Note 1 on pages 57 through 65 of the Company’s 2009 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, income taxes, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 8, “Allowance for Loan Losses”, on pages 21 and 22 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on pages 44 and 45 of the Company’s 2009 Annual Report to Shareholders. Please refer to the discussion of other-than-temporary impairment in Note 6, “Securities”, on pages 14 through 20 above and in Note 2, “Securities”, on pages 66 through 73 of the Company’s 2009 Annual Report to Shareholders. Please refer to the discussion of income taxes on pages 37 and 38 below and in Note 11, “Income Taxes”, on pages 83 through 85 of the Company’s 2009 Annual Report to Shareholders. Stock based compensation expense is reported in net income utilizing the fair-value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on pages 11 through 13 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 14, “Stock Option Plans”, on pages 87 through 89 of the Company’s 2009 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company increased $6.0 million, or 0.8%, to $736.0 million at December 31, 2009 from $730.0 million at September 30, 2009. Significant changes in individual categories include increases in cash and cash equivalents of $3.5 million, securities held-to-maturity of $11.1 million, and other assets of $4.8 million, partially offset by decreases in securities available-for-sale of $5.7 million and net loans of $8.2 million. The decrease in net loans reflects $27.1 million of prepayments, partially offset by $23.2 million in loan originations. The increase in cash equivalents is a result of the increases in loans and mortgage-backed securities prepayments. The increase in other assets is primarily due to the FDIC requiring all insured depository institutions to prepay their federal deposit insurance assessment through 2012. The prepayment was due on December 30, 2009 and was based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming a 5% annual growth in deposits and a three basis point increase in the assessment rate during years 2011 and 2012.

Total liabilities of the Company increased $6.1 million, or 0.9%, to $689.0 million at December 31, 2009 from $682.9 million at September 30, 2009. Significant changes include an increase in deposits of $6.7 million and an increase in advance payments by borrowers for taxes and insurance of $1.2 million, partially offset by a decrease in securities sold under agreement to repurchase of $997,000. The increase in deposits is primarily attributed to an increase in checking accounts of $8.5 million, an increase in savings accounts of $2.0 million, partially offset by a decrease in time deposits of $3.9 million.

Stockholders’ equity decreased to $47.0 million at December 31, 2009, compared to $47.1 million at September 30, 2009. This result reflects common and preferred stock cash dividends paid of $150,000 and an increase in the accumulated other comprehensive loss of $238,000, which is a result of changes in the net unrealized losses on the available-for-sale securities and by the unrealized loss recognized on the cash flow hedge as discussed in Note 9, “Derivative Instrument”, on pages 22 and 23 above. Offsetting these decreases were net income for the three-month period ended December 31, 2009 of $232,000; stock issued under the Dividend Reinvestment Plan of $5,000; and stock-based compensation of $22,000. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless redeemed earlier, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Approximately $3.4 million of the balances in retained earnings as of December 31, 2009 and September 30, 2009 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $1.8 million and $2.4 million in loans at December 31, 2009 and September 30, 2009, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

	December 31, 2009	September 30, 2009
Non-accrual residential real estate loans
(one-to-four family)	$2,750	$1,397
Non-accrual construction, multi-family residential and commercial real estate loans	12,390	11,772
Non-accrual installment loans	439	350
Non-accrual commercial business loans	784	1,386

Total non-performing loans	$16,363	$14,905

Total non-performing loans as a percent of net loans receivable	4.07%	3.64%

Total foreclosed real estate	$305	$103

Total non-performing loans and foreclosed real estate as a percent of total assets	2.26%	2.05%

Included in non-performing loans at December 31, 2009 are twenty two single-family residential real estate loans totaling $2.8 million, ten commercial real estate loans totaling $12.4 million, nineteen installment loans totaling $439,000, and fourteen commercial business loans totaling $784,000. Non-performing loans increased $1.4 million to $16.3 million at December 31, 2009 from $14.9 million at September 30, 2009 primarily because of two commercial real estate loans with an aggregate balance of $1.0 million that were placed on non-accrual during the period.

At December 31, 2009, the Company had an allowance for loan losses of $6.0 million or 1.5% of gross loans receivable, as compared to an allowance of $5.7 million or 1.4% of gross loans receivable at September 30, 2009. The allowance for loan losses equals 36.4% of non-performing loans at December 31, 2009 compared to 38.3% at September 30, 2009. Management believes the balance in the allowance for loan losses is adequate based on its analysis of quantitative and qualitative factors as of December 31, 2009. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and believes that the allowance for losses on loans at December 31, 2009 is reasonable. See also “Provision for Loan Losses” on pages 36 and 37. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three Months Ended December 31, 2009 and 2008

Net Income

The Company recorded net income for the three months ended December 31, 2009 of $232,000 and net income available to common stockholders of $129,000 or $0.04 per diluted common share compared to net income and net income available to common stockholders of $1.7 million or $0.53 per diluted common share for the same period in 2008. The decrease in net income primarily reflects pre-tax charges of $1.2 million for other-than-temporary impairment (“OTTI”) on certain investment securities. Other factors contributing to the decrease include a decrease in net interest income of $1.0 million, or 22.2%, and an increase in operating expenses of $468,000, or 14.5%, primarily due to a $289,000 increase in FDIC insurance premiums, partially offset by a decrease in the provision for loan losses of $255,000, an increase in other income (excluding OTTI charges and gain on sales of securities) of $218,000, or 25.6%, and an increase in the tax benefit of $88,000.

The Company’s net income available to common stockholders and diluted earnings per common share for the three months ended December 31, 2009 reflects the impact of $103,000 of preferred stock dividends and discount accretion.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, decreased to 2.04% (annualized) in the three months ended December 31, 2009 from 2.52% (annualized) in the same period in 2008. The decrease for the three-month period ended December 31, 2009 is the result of the average rate paid on interest-bearing liabilities decreasing less than the average yield on interest-earning assets. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended December 31,
	2009	2008
Average yield on:
Mortgage loans	5.70%	5.98%
Mortgage-backed securities	3.43	4.74
Installment loans	5.77	6.19
Commercial business loans and leases	4.98	5.50
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	3.13	5.09

Total interest-earning assets	4.66	5.63

Average rates paid on:
Deposits	1.57	2.48
Securities sold under agreement to repurchase	4.79	4.93
Short-term borrowings	0.26	0.71
Long-term debt	4.09	4.29
Subordinated debt	5.28	5.35

Total interest-bearing liabilities	2.62	3.11

Average interest rate spread	2.04%	2.52%

Net yield on interest-earning assets	2.23%	2.75%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $446,000 and $432,000 and the yield was 4.23% and 4.55%, prior to adjusting for federal income tax for the three months ended December 31, 2009 and 2008, respectively.

Interest Income

Interest on loans decreased $1.3 million or 18.0% to $5.8 million for the three months ended December 31, 2009, compared to $7.1 million in the same period in 2008. The decrease reflects both a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. The average outstanding loan balances decreased $60.0 million or 12.7% and the average yield decreased by 36 basis points from 5.97% in the prior period to 5.61% in the current period. The average loan balances continued to decrease primarily due to increases in principal repayments. Also, due to the current low interest rate environment, for asset/liability purposes, the Bank continues to sell most of the fixed rate, single-family mortgage loans that it originates.

Interest on mortgage-backed securities decreased $356,000 or 31.3% to $781,000 for the three-month period ended December 31, 2009, compared to $1.1 million in the same period in 2008. The decrease reflects both a decrease in the average balance of mortgage-backed securities owned and a decrease in the average yield earned on the portfolio. The average balance of mortgage-backed securities decreased $5.7 million or 5.9% and the average yield decreased by 131 basis points from 4.74% in the prior period to 3.43% in the current period. The average balance continued to decrease primarily due to increases in prepayments on these securities. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities. A rising rate environment generally causes a reduced level of loan repayments and a corresponding decrease in premium/discount amortization rates. Rising rates generally decrease the market value of the securities.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $332,000 or 21.2% to $1.2 million for the three months ended December 31, 2009, as compared to $1.6 million in the same period in 2008. The decrease reflects a decrease in the yield earned on these investments, partially offset by an increase in the average balance of investment securities in the portfolio. The average balance of interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) increased $46.3 million or 33.4% and the average yield decreased by 196 basis points from 5.09% in the prior period to 3.13% in the current period. The higher average balance was primarily related to purchases of lower risk municipal, government, and agency securities. The decrease in the yield is a result of the current lower interest rate environment. Also, the decrease was attributed to the FHLB announcing in December 2008 that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%.

Interest Expense

Interest on deposits decreased $769,000 or 32.7% to $1.6 million for the three-month period ended December 31, 2009, as compared to $2.4 million during the same period in 2008. The decrease reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of deposits. The average balance of deposits increased $23.6 million or 6.3% and the average yield decreased by 91 basis points from 2.48% in the prior period to 1.57% in the current period. Management continues to try to attract and retain deposit accounts. The Company manages its cost of interest bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $11,000 or 0.9% to $1.3 million for the three-month period ended December 31, 2009, as compared to the same period in 2008. The decrease reflects a decrease in the cost of these funds, partially offset by a higher level of average securities sold under agreement to repurchase. The average balance of securities sold under agreement to repurchase increased $2.1 million or 2.0% and the average yield decreased by 14 basis points from 4.93% in the prior period to 4.79% in the current period. The Bank had $95.0 million of wholesale structured borrowings outstanding at December 31, 2009 and 2008.

Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $77,000 or 98.7% to $1,000 for the three-month period ended December 31, 2009, as compared to $78,000 in the same period in 2008. The decrease reflects both a decrease in the average cost of these borrowings as well as a decrease in the average balance of these borrowings. The average balance of short-term borrowings decreased $42.7 million or 95.5% and the average yield decreased by 45 basis points from 0.71% in the prior period to 0.26% in the current period. The decrease in average balance was a result of the increase in average deposit balances and decrease in net loan average balances. The decrease in rates paid reflects lower short-term market interest rates.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $61,000 or 4.8% to $1.2 million for the three-month period ended December 31, 2009, as compared to $1.3 million in the same period in 2008. The decrease for the three-month period ended December 31, 2009 reflects a decrease in the average cost of the debt and a slight decrease in the average balance of the debt. The average balance of long-term debt decreased $259,000 or 0.2% and the average yield decreased by 20 basis points from 4.29% in the prior period to 4.09% in the current period. As noted above the decrease in average balance was a result of the increase in average deposit balances and decrease in net loan average balances.

Interest on subordinated debt decreased $2,000 or 1.9% to $103,000 for the three months ended December 31, 2009, as compared to $105,000 in the same period in 2008. The decrease reflects a decrease in the average cost of these floating-rate debentures while the average balance remained unchanged. The average yield decreased by 7 basis points from 5.35% in the prior period to 5.28% in the current period. The decrease in interest expense on subordinated debt was partially offset by $70,000 and $25,000 in interest expense for the three months ended December 31, 2009 and 2008, respectively, on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt.

Net Interest Income

The Company’s net interest income decreased $1.0 million or 22.2% to $3.6 million, for the three-month period ended December 31, 2009, as compared to $4.7 million in the same period in 2008. The decrease is attributable to a decrease in the interest rate spread and a decrease in net interest-earning assets. The decreased yield on interest-earning assets is primarily attributable to lower rates on loans and investments and the decreased cost of funds primarily relates to lower deposit interest rates. For the three months ended December 31, 2009 and 2008 the ratio of average interest-earning assets to average interest-bearing liabilities was 108.6% and 108.7%, respectively.

Provision for Loan Losses

The provision for loan losses was $300,000 for the three-month period ended December 31, 2009, as compared to $555,000 for the same period in 2008. At December 31, 2009, the allowance for loan losses increased to $6.0 million from $5.7 million at September 30, 2009. Net loan charge-offs were $39,000 for the three months ended December 31, 2009 as compared to net loan charge-offs of $394,000 for the three months ended December 31, 2008.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimates of the losses inherent in the portfolio based on a monthly review by management of factors such as historical loss experience, volume, type of lending conducted by the Bank, industry standards, the level and status of past due and non-performing loans, the general economic conditions in the Bank’s lending area, and other factors affecting the collectibility of the loans in its portfolio.

The allowance for loan losses is maintained at a level that represents management’s best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Noninterest Income

Excluding OTTI charges and gains on sales of securities of $1.2 million and $650,000 for the three months ended December 31, 2009, respectively, and $75,000 and $0 for the three months ended December 31, 2008, respectively, total non-interest or other income increased $218,000 or 25.6% to $1.1 million for the three-month period ended December 31, 2009 as compared to $850,000 in the same period in 2008. The increase for the three-month period ended December 31, 2009 is primarily attributed to an increase in loan service charges and fees, an increase in gains on sales of loans, an increase in gains on loan interest rate swaps, an increase in ATM fees, and an increase in non-insured investment products income, partially offset by a decrease in earnings on cash surrender value of life insurance.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, increased $25,000 or 19.7% to $152,000 for the three months ended December 31, 2009 as compared to $127,000 in the same period in 2008. The increase is primarily attributed to an increase in title insurance fees and an increase in satisfaction fees, partially offset by a decrease in miscellaneous fees collected on residential mortgage loans.

Net realized gains on the sales of securities were $650,000 for the three months ended December 31, 2009. There were no sales of securities for the three months ended December 31, 2008. The current period sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

Impairment charges on securities were $1.2 million and $75,000 for the three months ended December 31, 2009 and 2008, respectively. The impairment charges for the current period relate to the Company’s investments in six pooled trust preferred securities. The impairment charges resulted from several factors, including a downgrade in their credit ratings, their failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on the trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. The impairment charges for the prior period relate to the Company’s holdings of Freddie Mac preferred stock.

Gains on the sales of loans were $134,000 for the three-month period ended December 31, 2009 as compared to gains of $30,000 for the same period in fiscal 2008. The three-month period ended December 31, 2009 results reflect the sale of approximately $8.8 million of fixed-rate, single-family mortgage loans, compared to $2.1 million of similar loan sales during the prior year-period. Due to the low interest rate environment, the Bank continues to sell most of the fixed rate, single-family mortgage loans it originates.

The Company recognized a gain of $6,000 on its loan interest rate swap for the three months ended December 31, 2009 and a loss of $17,000 for the three months ended December 31, 2008. As discussed in Note (9) above, during the first quarter of fiscal 2009 the Company entered into a $1.0 million fixed-rate loan with one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC. It remains the only loan-related swap outstanding as of December 31, 2009.

Automated teller machine (ATM) fees were $243,000 for the three months ended December 31, 2009 as compared to $186,000 for the same period in 2008. The increase is attributed to an increase in the interchange fees earned on debit card transactions. The increase is also due to a $45,000 incentive payment the Bank received to switch its ATM network from the STAR network to the PULSE network.

Non-insured investment product income was $48,000 for the three months ended December 31, 2009 as compared to $26,000 for the same period in 2008. The increase is primarily attributed to an increase in the commissions earned on the sales of these products due to higher volumes of sales.

Earnings on cash surrender value of life insurance were $61,000 for the three months ended December 31, 2009 as compared to $72,000 for the same period in 2008. The decrease is primarily attributed to a decrease in the amount of bank owned life insurance outstanding as compared to December 31, 2008. The Company’s former Chairman of the Board passed away during the third quarter of fiscal 2009, thus the bank owned life insurance outstanding decreased.

Noninterest Expense

Total noninterest expense for the three-month period ended December 31, 2009 increased to $3.7 million, as compared to $3.2 million for the same period in 2008. The increase is primarily attributed to an increase in compensation and benefits expense, an increase in office occupancy and equipment expense, an increase in depreciation and amortization expense, an increase in service bureau expense, and an increase in FDIC deposit insurance premiums, partially offset by a decrease in professional fees and a decrease in other operating expenses.

Compensation and benefits expense was $2.1 million for the three-month period ended December 31, 2009, as compared to $1.9 million for the same period in 2008. The increase is attributed to normal salary increases for employees. The increase is also due to $198,000 of accrued bonus expense that was reversed during the three-month period ended December 31, 2008 compared to $30,000 of bonus expense accrued for the three-month period ended December 31, 2009. Discretionary bonuses were reduced in 2008.

Office occupancy and equipment expense was $254,000 for the three-month period ended December 31, 2009 as compared to $236,000 for the same period in 2008. The increase is primarily attributed to an increase in real estate taxes paid on office buildings, an increase in furniture, fixtures, and equipment expense, and an increase in light, heat, and utilities expense. These increases were primarily due to the Company opening its new Shadyside branch location in August 2009.

Depreciation and amortization expense was $134,000 for the three months ended December 31, 2009 as compared to $122,000 for the same period in 2008. The increase is primarily attributed to the Company opening its new Shadyside branch location in August 2009.

Professional fees were $140,000 for the three months ended December 31, 2009 as compared to $152,000 for the same period in 2008. The decrease for the three months ended December 31, 2009 is primarily attributed to a decrease in audit fees partially offset by an increase in legal fees. The decrease in audit fees for the three-month period is primarily related to fees the Company paid to its former audit firm to consent on the Company’s Annual Report for the fiscal year ended September 30, 2008 and the related filings associated with the TARP Capital Purchase Program. The Company paid these fees during the three-month period ended December 31, 2008 and did not have similar fees for the three-month period ended December 31, 2009. The increase in legal fees is primarily related to collection efforts on delinquent loans.

Service bureau expense was $163,000 for the three-month period ended December 31, 2009, as compared to $106,000 for the same period in 2008. The increase is a result of the Bank continually adding technology and new products and services.

Federal deposit insurance premiums were $308,000 for the three months ended December 31, 2009 as compared to $19,000 for the same periods in 2008. The increase is attributed to recent increases in the base assessment rate and the assessment rate imposed on the Bank for its election to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guarantee Program which provides unlimited insurance coverage for non-interest bearing transaction accounts.

Other operating expenses were $543,000 for the three-month period ended December 31, 2009 compared to $570,000 for the same period in 2008. The decrease is due primarily to a decrease in director’s fees and a decrease in charitable contribution expense.

Income Taxes

Total income tax benefit for the three-month periods ended December 31, 2009 and 2008 was $113,000 and $25,000, respectively. The tax benefit for the current period was significantly impacted by the OTTI charges. The OTTI charges recorded in the current quarter caused pre-tax income to be lower than tax-exempt income; therefore a tax benefit was recorded. The tax provision for the period ended December 31, 2008 was impacted by the impairment charges recorded for the fiscal year ended September 30, 2008. On October 3, 2008, the Emergency Economic Stabilization Act was enacted which includes a provision permitting banks to recognize losses relating to FNMA and FHLMC preferred stock as an ordinary loss, thereby allowing the Company to recognize a tax benefit on the losses. Consequently, the Company recognized this additional tax benefit in the quarter ending December 31, 2008 for the OTTI charges related to its holdings of FHLMC preferred stock recorded in fiscal 2008.

Tax-exempt income includes: income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended December 31, 2009 was $2.2 million and $406,000, respectively, compared to $1.8 million and $394,000, respectively, for the three-month period ended December 31, 2008.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2009, the Company had Tier 1 capital as a percentage of risk-weighted assets of 11.84% and total risk-based capital as a percentage of risk-weighted assets of 13.09%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2009, the Company had a leverage ratio of 7.69%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2009, the Bank complied with the minimum leverage ratio having Tier 1 capital of 6.98% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2009, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.05%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2009, the total of approved loan commitments amounted to $4.4 million. In addition, the Company had $17.9 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $95.4 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	December 31, 2009	September 30, 2009
	(in thousands)
Commitments to grant loans	$4,436	$12,491
Unfunded commitments under lines of credit	75,096	72,804
Financial and performance standby letters of credit	1,548	1,293

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2009 for guarantees under standby letters of credit issued is not material.

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

FIDELITY BANCORP, INC.

Date: February 11, 2010	By:	/s/ Richard G. Spencer
Richard G. Spencer
President and Chief Executive Officer

Date: February 11, 2010	By:	/s/ Lisa L. Griffith
Lisa L. Griffith
Sr. Vice President and Chief Financial Officer