Form 10-Q
period 2010-03-31
FIDELITY BANCORP INC
filed 2010-05-14
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,047,196 shares, par value $0.01, at April 30, 2010.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1.	Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	March 31,	September 30,
	2010	2009
Assets
Cash and due from banks	$5,496	$20,601
Interest-bearing demand deposits with other institutions	23,686	21,879

Cash and Cash Equivalents	29,182	42,480

Securities available-for-sale (amortized cost of $166,360 and $172,229)	161,366	166,115
Securities held-to-maturity (fair value of $85,287 and $72,737)	85,037	72,448
Loans held for sale	517	694
Loans receivable, net of allowance of $5,487 and $5,702	389,829	409,787
Foreclosed real estate, net	269	103
Federal Home Loan Bank stock, at cost	10,034	10,034
Office premises and equipment, net	9,117	8,470
Accrued interest receivable	2,731	2,900
Cash surrender value of life insurance	4,983	4,872
Goodwill	2,653	2,653
Other assets	12,271	9,475

Total Assets	$707,989	$730,031

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing	$47,238	$41,362
Interest bearing	398,892	402,518

Total Deposits	446,130	443,880

Securities sold under agreement to repurchase	105,080	106,244
Short-term borrowings	131	104
Long-term debt	93,443	118,541
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,482	1,274
Other liabilities	4,681	5,144

Total Liabilities	659,679	682,919

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,773	6,743
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,666,325 and 3,664,947 shares issued, respectively	37	37
Paid-in-capital	46,433	46,390
Retained earnings	9,068	8,685
Accumulated other comprehensive loss, net of tax	(3,619)	(4,361)
Treasury stock, at cost – 619,129 shares	(10,382)	(10,382)

Total Stockholders’ Equity	48,310	47,112

Total Liabilities and Stockholders’ Equity	$707,989	$730,031

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Interest income:
Loans	$5,457	$6,871	$11,260	$13,945
Mortgage-backed securities	738	1,009	1,519	2,146
Investment securities-taxable	753	1,036	1,532	2,170
Investment securities-tax-exempt	442	438	888	871
Other	13	2	26	4

Total interest income	7,403	9,356	15,225	19,136

Interest expense:
Deposits	1,398	2,177	2,980	4,528
Securities sold under agreement to repurchase	1,248	1,259	2,525	2,548
Short-term borrowings	2	41	3	120
Long-term debt	1,134	1,195	2,356	2,478
Subordinated debt	100	102	204	206

Total interest expense	3,882	4,774	8,068	9,880

Net interest income	3,521	4,582	7,157	9,256

Provision for loan losses	300	320	600	875

Net interest income after provision for loan losses	3,221	4,262	6,557	8,381

Non-interest income:
Loan service charges and fees	125	140	278	266
Realized gain on sales of securities, net	387	—	1,037	—

Total other-than-temporary impairment losses	(1,517)	(1,645)	(6,012)	(1,720)
Portion of loss recognized in other comprehensive income, before taxes	1,221	—	4,482	—

Net Impairment losses recognized in earnings	(296)	(1,645)	(1,530)	(1,720)

Gain on sales of loans	86	124	221	154
(Loss) gain on loan interest rate swaps	(1)	1	5	(17)
Deposit service charges and fees	334	342	719	730
ATM fees	214	171	457	357
Non-insured investment products	34	23	83	49
Earnings on cash surrender value of life insurance	58	66	119	138
Other	64	76	100	116

Total non-interest income	1,005	(702)	1,489	73

Non-interest expense:
Compensation and benefits	2,021	2,091	4,079	4,018
Office occupancy and equipment expense	274	276	528	512
Depreciation and amortization	133	120	267	242
Advertising	82	90	182	190
Professional fees	130	105	270	257
Service bureau expense	145	113	307	219
Federal deposit insurance premiums	322	75	631	94
Other	651	550	1,195	1,120

Total non-interest expense	3,758	3,420	7,459	6,652

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Income before (Benefit of) Provision for Income Taxes	$468	$140	$587	$1,802
(Benefit of) Provision for Income Taxes	(11)	269	(124)	244

Net Income (Loss)	479	(129)	711	1,558
Preferred stock dividend	(88)	(106)	(175)	(106)
Accretion of preferred stock discount	(15)	(15)	(30)	(15)

Net income (loss) available to common stockholders	$376	$(250)	$506	$1,437

Earnings per Share
Basic earnings per common share	$0.12	$(0.08)	$0.17	$0.47

Diluted earnings per common share	$0.12	$(0.08)	$0.17	$0.45

Dividends per common share	$0.02	$0.14	$0.04	$0.28

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance at September 30, 2009	3,664,947	$6,743	$37	$46,390	$8,685	$(4,361)	$(10,382)	$47,112
Comprehensive income:
Net income					711			711
Comprehensive gain on cash flow hedges net of tax of $1						2		2
Comprehensive gain on investment securities, net of tax of $1,737						3,372		3,372
Reclassification adjustment on investment securities, net of tax of ($353)						(684)		(684)
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($1,524)						(2,958)		(2,958)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $520						1,010		1,010

Total comprehensive gain								1,453

Accretion of preferred stock discount		30			(30)			—
Cumulative dividends on preferred stock				(175)				(175)
Stock-based compensation expense				35				35
Cash dividends declared					(123)			(123)
Shares issued through Dividend
Reinvestment Plan	1,378			8				8

Balance at March 31, 2010	3,666,325	$6,773	$37	$46,433	$9,068	$(3,619)	$(10,382)	$48,310

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$711	$1,558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	600	875
Provision for depreciation and amortization	267	242
Amortization of investment and mortgage-backed securities
(discounts) premiums, net	511	35
Realized gains on sales of securities, net	(1,037)	—
Impairment losses on securities	1,530	1,720
Loans originated for sale	(14,221)	(11,823)
Sales of loans held for sale	14,619	11,641
Net gains on sales of loans	(221)	(154)
Earnings on cash surrender value of life insurance policies	(119)	(138)
Expenses related to cash surrender value of life insurance policies	8	32
Decrease in interest receivable	169	320
Decrease in interest payable	(176)	(27)
Decrease in prepaid taxes	1,159	39
Noncash compensation expense related to stock benefit plans	35	55
Changes in other assets	(4,376)	(934)
Changes in other liabilities	(287)	(22)

Net cash (used in) provided by operating activities	(828)	3,419

Investing Activities:
Proceeds from sales of securities available-for-sale	16,284	—
Proceeds from maturities and principal repayments of securities available-for-sale	31,934	10,611
Purchases of securities available-for-sale	(42,543)	(10,124)
Proceeds from maturities and principal repayments of securities held-to-maturity	18,235	14,347
Purchases of securities held-to-maturity	(31,612)	(5,450)
Net decrease in loans	19,176	2,889
Proceeds from sales of foreclosed real estate	37	171
Additions to office premises and equipment	(914)	(846)
Purchases of Federal Home Loan Bank (FHLB) stock	—	(2,424)
Redemptions of FHLB stock	—	333
Purchases of cash surrender value life insurance	—	(698)

Net cash provided by investing activities	10,597	8,809

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Six Months Ended March 31,
	2010	2009
Financing Activities:
Net increase in deposits	$2,250	$14,633
Net (decrease) increase in securities sold under agreement to repurchase	(1,164)	1,387
Net increase (decrease) in short-term borrowings	27	(32,132)
Increase in advance payments by borrowers for taxes and insurance	1,208	1,515
Proceeds from long-term debt	—	30,000
Repayments of long-term debt	(25,098)	(30,128)
Cash dividends paid	(298)	(956)
Preferred stock issued	—	6,942
Stock options exercised	—	1
Proceeds from sale of stock through Dividend Reinvestment Plan	8	57

Net cash used in financing activities	(23,067)	(8,681)

Net (decrease) increase in cash and cash equivalents	(13,298)	3,547

Cash and cash equivalents at beginning of period	42,480	10,772

Cash and cash equivalents at end of period	$29,182	$14,319

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on deposits and other borrowings	$8,244	$9,907

Income taxes paid	$—	$856

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$202	$117

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

March 31, 2010

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2009. The results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010 or any future interim period.

Certain amounts in the 2009 financial statements have been reclassified to conform with the 2010 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) New Accounting Standards

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a Consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements – subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

(4) Stock Based Compensation

On March 31, 2010, the Company had six share-based compensation plans, for which stock options and restricted stock were outstanding as of March 31, 2010. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $35,000 and $53,000 for the six months ended March 31, 2010 and 2009, respectively.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at November 30, 2008, the Company awarded 7,100 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $49,700. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of March 31, 2010, 12,850 share awards were available for grant under this program.

As of March 31, 2010 there was approximately $63,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the six months ended March 31, 2010 were as follows:

	Options	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	400,187	$14.77
Granted	—	—
Exercised	—	—
Forfeited	(45,936)	11.74

Outstanding as of March 31, 2010	354,251	$15.16

Exercisable as of March 31, 2010	319,884	$16.03

The options outstanding and exercisable as of March 31, 2010 have a weighted average remaining term of 2.8 years.

No options were granted for the six-month period ended March 31, 2010. The fair value of options granted for the six-month period ended March 31, 2009 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended March 31, 2009

Dividend yield	8.99%
Expected life	5.5 years
Expected volatility	31.23%
Risk-free interest rate	2.08%
Weighted average fair value of options granted	$0.62

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $18,000 and $22,000 for the six months ended March 31, 2010 and 2009, respectively. The following table summarizes restricted stock awards for the six months ended March 31, 2009.

Six Months Ended March 31, 2009
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss) available to common stockholders	$376	$(250)	$506	$1,437
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	3,041	3,041	3,041	3,038
Effect of dilutive securities:
Common stock equivalents	—	—	—	132

Denominator for diluted earnings per share – weighted average shares and assumed conversions	3,041	3,041	3,041	3,170

Basic earnings per common share	$0.12	$(0.08)	$0.17	$0.47

Diluted earnings per common share	$0.12	$(0.08)	$0.17	$0.45

None of the options, restricted stock, and warrants that were outstanding during the three months ended March 31, 2010 and 2009 were included in the computation of diluted EPS because to do so would have been anti-dilutive.

None of the options, restricted stock, and warrants that were outstanding during the six months ended March 31, 2010 were included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 314,675 shares of common stock ranging from $11.06 to $22.91 per share, 3,200 shares of restricted stock at $13.06 per share, and 121,387 shares of warrants at $8.65 per share were outstanding during the six months ended March 31, 2009, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

(6) Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of March 31, 2010:
U.S. government and agency obligations	$46,550	$444	$65	$46,929
Municipal obligations	25,505	777	52	26,230
Corporate obligations	9,985	246	772	9,459
Equity securities	4,027	80	724	3,383
Mutual funds	9,160	302	9	9,453
Trust preferred securities	18,707	33	6,160	12,580
Freddie Mac preferred stock	—	48	—	48
Mortgage-backed securities and collateralized mortgage obligations	52,426	1,257	399	53,284

	$166,360	$3,187	$8,181	$161,366

Held-to-maturity:
As of March 31, 2010:
U.S. government and agency obligations	$22,089	$60	$65	$22,084
Municipal obligations	18,689	491	86	19,094
Corporate obligations	999	4	—	1,003
Mortgage-backed securities and collateralized mortgage obligations	43,260	578	732	43,106

	$85,037	$1,133	$883	$85,287

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of September 30, 2009:
U.S. government and agency obligations	$50,999	$1,023	$23	$51,999
Municipal obligations	22,708	803	47	23,464
Corporate obligations	14,563	525	914	14,174
Equity securities	4,144	—	846	3,298
Mutual funds	9,605	299	4	9,900
Trust preferred securities	21,394	157	8,024	13,527
Freddie Mac preferred stock	—	91	—	91
Mortgage-backed securities and collateralized mortgage obligations	48,816	1,413	567	49,662

	$172,229	$4,311	$10,425	$166,115

Held-to-maturity:
As of September 30, 2009:
U.S. government and agency obligations	$15,106	$92	$—	$15,198
Municipal obligations	19,387	644	66	19,965
Corporate obligations	1,718	20	—	1,738
Mortgage-backed securities and collateralized mortgage obligations	36,237	483	884	35,836

	$72,448	$1,239	$950	$72,737

The following table presents the amortized cost and fair value of debt securities by contractual maturity dates as of March 31, 2010:

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
As of March 31, 2010:
Due in one year or less	$3,736	$3,793	$999	$1,004
Due after one year through five years	50,617	51,361	12,045	12,157
Due after five years through ten years	22,410	23,009	23,619	23,783
Due after ten years	76,410	70,319	48,374	48,343

	$153,173	$148,482	$85,037	$85,287

The proceeds from the sale of securities for the three months ended March 31, 2010 were $10.7 million. Gross gains of $407,000 and gross losses of $20,000 were realized on sales of securities during the three months ended March 31, 2010. There were no sales of securities during the three months ended March 31, 2009. The proceeds from the sale of securities for the six months ended March 31, 2010 were $16.3 million. Gross gains of $1,057,000 and gross losses of $20,000 were realized on sales of securities during the six months ended March 31, 2010. There were no sales of securities during the six months ended March 31, 2009.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

The Company recognized other-than-temporary impairment losses on securities of $296,000 and $1.6 million for the three-month periods ended March 31, 2010 and 2009, respectively. The impairment charges for the three-month period ended March 31, 2010 relate to two pooled trust preferred securities. The impairment charges for the three-month period ended March 31, 2009 relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund and its investment in a pooled trust preferred security. The Company recognized other-than-temporary impairment losses on securities of $1.5 million and $1.7 million for the six-month period ended March 31, 2010 and 2009, respectively. The impairment charges for the six-month period ended March 31, 2010 relate to six pooled trust preferred securities. The impairment charges for the six-month period ended March 31, 2009 relate to the Company’s holdings of Freddie Mac preferred stock, the AMF Ultra Short Mortgage Fund, and its investment in a pooled trust preferred security.

At March 31, 2010, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely than-not that the Company will have to sell these securities.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for greater than twelve months.

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2010:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	5	$7,932	$65	—	$—	$—	5	$7,932	$65
Municipal obligations	2	758	5	3	1,893	47	5	2,651	52
Corporate obligations	—	—	—	2	1,223	772	2	1,223	772
Equity securities	—	—	—	8	3,146	724	8	3,146	724
Mutual funds	—	—	—	1	1,292	9	1	1,292	9
Trust preferred securities	—	—	—	15	10,927	6,160	15	10,927	6,160
Mortgage-backed securities and collateralized mortgage obligations	6	15,460	72	5	4,241	327	11	19,701	399

Total temporarily impaired available-for-sale securities	13	24,150	142	34	22,722	8,039	47	46,872	8,181

Held-to-maturity:
U.S. government and agency obligations	3	5,933	65	—	—	—	3	5,933	65
Municipal obligations	—	—	—	4	2,649	86	4	2,649	86
Mortgage-backed securities and collateralized mortgage obligations	4	6,022	36	4	2,150	696	8	8,172	732

Total temporarily impaired held-to-maturity securities	7	11,955	101	8	4,799	782	15	16,754	883

Total temporarily impaired securities	20	$36,105	$243	42	$27,521	$8,821	62	$63,626	$9,064

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2009:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	1	$3,045	$23	—	$—	$—	1	$3,045	$23
Municipal obligations	1	408	1	3	1,894	46	4	2,302	47
Corporate obligations	—	—	—	3	1,569	914	3	1,569	914
Equity securities	5	2,160	428	3	1,138	418	8	3,298	846
Mutual funds	—	—	—	1	1,265	4	1	1,265	4
Trust preferred securities	—	—	—	18	11,286	8,024	18	11,286	8,024
Mortgage-backed securities and collateralized mortgage obligations	5	3,054	31	7	5,916	536	12	8,970	567

Total temporarily impaired available-for-sale securities	12	$8,667	$483	35	$23,068	$9,942	47	$31,735	$10,425

Held-to-maturity:
Municipal obligations	1	353	6	3	2,321	60	4	2,674	66
Mortgage-backed securities and collateralized mortgage obligations	8	15,315	162	6	3,250	722	14	18,565	884

Total temporarily impaired held-to-maturity securities	9	15,668	168	9	5,571	782	18	21,239	950

Total temporarily impaired securities	21	$24,335	$651	44	$28,639	$10,724	65	$52,974	$11,375

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

Regardless of the classification of the securities as available-for-sale or held-to-maturity, the Company has assessed each position for other than temporary impairment.

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

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

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

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of March 31, 2010.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at March 31, 2010 were fifteen different trust preferred offerings with an aggregate fair value of $10,927,000, of which $10,917,000 had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $6,160,000 at March 31, 2010. Due to dislocations in the credit markets broadly, and the lack of trading and new issuances in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the industry standard modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended March 31, 2010, the Company recognized in earnings impairment charges of $296,000 on two investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, and the decline in the net present value of their projected cash flows. During the six months ended March 31, 2010, the Company recognized in earnings impairment charges of $1.5 million on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. During the three and six months ended March 31, 2009, the Company recognized an impairment charge of $412,000 on one investment in a pooled trust preferred security resulting from several factors, including a downgrade in its credit rating, its failure to pass its principal coverage test, indications of a break in yield, and the decline in the net present value of its projected cash flows. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities

At March 31, 2010 the Company had $733,000 of unrealized losses on equity securities. These securities represent investments in common equity offerings of seven financial institutions with an aggregate fair value of $2.2 million, one investment in preferred stock of an insurance company with a fair value of $952,000, and an investment in a mutual fund with an aggregate fair value of $1.3 million. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. There were no impairment charges taken on these securities during the three and six months ended March 31, 2010. During the three months ended March 31, 2009 the Company recognized impairment charges of $1.2 million on the AMF Ultra Short Mortgage Fund. During the six months ended March 31, 2009 the Company recognized impairment charges of $1.2 million on the AMF Ultra Short Mortgage Fund and $75,000 on the Company’s holdings of Freddie Mac preferred stock. Based on the Company’s detailed analysis, and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, except for the investments mentioned above, the Company does not consider these remaining assets to be other-than-temporarily impaired at March 31, 2010. However, continued price declines could result in a write down of one or more of these equity investments.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

Corporate Obligations

Included in corporate obligations in an unrealized loss position at March 31, 2010 were two different securities with an aggregate fair value of $1.2 million. The unrealized loss on these securities amounted to $772,000 at March 31, 2010. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well-capitalized as of March 31, 2010 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency. Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010. There were no impairment charges on corporate obligations for the three and six months ended March 31, 2010 and 2009.

The following is a rollforward for the six months ended March 31, 2010 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(In Thousands)
Credit component of OTTI as of 10/1/09	$—
Additions for credit-related OTTI charges on previously unimpaired securities	1,530

Credit component of OTTI as of 3/31/10	$1,530

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

(7) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):

	March 31,	September 30,
	2010	2009
First mortgage loans:
Conventional:
1-4 family dwellings	$142,537	$164,718
Multi-family dwellings	42	82
Commercial	98,170	97,086
Construction:
Residential	877	1,707
Commercial	29,457	26,879

	271,083	290,472

Less: Loans in process	(12,555)	(13,778)

	258,528	276,694

Consumer loans:
Home equity	75,926	80,453
Consumer loans	1,506	1,538
Other	2,352	2,390

	79,784	84,381

Commercial business loans and leases:
Commercial business loans	56,944	54,329
Commercial leases	215	205

	57,159	54,534

Less: Allowance for loan losses	(5,487)	(5,702)

Unearned discounts and fees	(155)	(120)

Loans receivable, net	$389,829	$409,787

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

(8) Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended March 31, 2010, fiscal year ended September 30, 2009, and for the six months ended March 31, 2009 are as follows (dollar amounts in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	March 31,	September 30,	March 31,
	2010	2009	2009
Balance at beginning of period	$5,702	$3,424	$3,424
Provision for loan losses	600	5,870	875
Charge-offs	(860)	(3,713)	(578)
Recoveries	45	121	36

Net charge-offs	(815)	(3,592)	(542)

Balance at end of period	$5,487	$5,702	$3,757

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

Included in the current amount of impaired loans are $9.5 million of impaired loans for which the related allowance for loan losses is $1.4 million. Impaired loans of $8.6 million, of which $6.0 million are collateral dependent, do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles. The net value of the collateral securing these loans is $8.9 million. The average recorded investment in impaired loans during the six months ended March 31, 2010 was $17.5 million compared to $6.9 million for the same period in the prior year. For the six months ended March 31, 2010, the Company recognized $364,000 of interest income on impaired loans using the cash basis of income recognition. The Company recognized $127,000 of interest income on impaired loans during the six-month period ended March 31, 2009.

At March 31, 2010, the recorded investment in loans that are considered to be impaired under U.S. generally accepted accounting principles was $18.1 million compared to $15.6 million at September 30, 2009. The increase is primarily related to a $2.0 million commercial real estate loan secured by a six-floor office/retail property in the City of Pittsburgh. One floor of the building is currently vacant. The loan is past its contractual maturity date, however the customer is making monthly interest payments. The borrower has a commitment to secure financing elsewhere upon 100% occupancy of the property, The Company had the property appraised in October 2009 and the appraised value exceeds the principal balance owed; no specific reserves have been allocated for this loan facility.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

(9) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of March 31, 2010.

Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract involving the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income (AOCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of March 31, 2010 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at March 31, 2010 is being utilized to hedge $7.5 million in floating rate-preferred securities. Below is a summary of the interest rate swap contract and the terms at March 31, 2010:

	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
(Dollars in thousands)					Gain	Loss
Cash flow hedge	$7,500	5.32%	1.62%	12/15/2012	$—	$490

(*)	Variable receive rate based upon contract rates in effect at March 31, 2010.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three and six months ended March 31, 2010 the Company recorded a loss of $1,000 and a gain of $5,000, respectively relating to this contract. For the three and six months ended March 31, 2009 the Company recorded a gain of $1,000 and a loss of $17,000, respectively relating to this contract. As of March 31, 2010, the notional amount of the customer-related interest rate derivative financial instrument was $975,000, compared to $993,000 at March 31, 2009.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

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

(Dollars in thousands)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net income (loss)	$479	$(129)
Comprehensive (loss) gain on cash flow hedges net of tax of ($17) in 2010 and $1 in 2009	(33)	1
Comprehensive gain on investment securities, net of tax of $545 in 2010 and $934 in 2009	1,057	1,813
Reclassification adjustment on investment securities, net of tax of ($132) in 2010 and $0 in 2009	(255)	—
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of $54 in 2010 and $0 in 2009	106	—
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $101 in 2010 and $560 in 2009	195	1,085

Total comprehensive income	$1,549	$2,770

(Dollars in thousands)	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Net income	$711	$1,558
Comprehensive gain (loss) on cash flow hedges net of tax of $1 in 2010 and ($184) in 2009	2	(357)
Comprehensive gain (loss) on investment securities, net of tax of $1,737 in 2010 and ($549) in 2009	3,372	(1,067)
Reclassification adjustment on investment securities, net of tax of ($353) in 2010 and $0 in 2009	(684)	—
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($1,524) in 2010 and $0 in 2009	(2,958)	—
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $520 in 2010 and $585 in 2009	1,010	1,135

Total comprehensive income	$1,453	$1,269

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2010 and September 30, 2009 by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
	(In Thousands)
As of March 31, 2010
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$46,929	$—	$46,929
Municipal obligations	—	26,230	—	26,230
Corporate obligations	—	9,459	—	9,459
Equity securities	3,383	—	—	3,383
Mutual funds	9,453	—	—	9,453
Trust preferred securities	—	—	12,580	12,580
Federal Home Loan Mortgage Corp. preferred stock	—	48	—	48
Mortgage-backed securities and collateralized mortgage obligations	—	53,284	—	53,284

	$12,836	$135,950	$12,580	$161,366

Residential loans held for sale	$—	$517	$—	$517

Liabilities:
Derivative instruments	$—	$539	$—	$539

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

	Level I	Level II	Level III	Total
As of September 30, 2009	(In Thousands)
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$51,999	$—	$51,999
Municipal obligations	—	23,464	—	23,464
Corporate obligations	—	14,174	—	14,174
Equity securities	3,298	—	—	3,298
Mutual funds	9,900	—	—	9,900
Trust preferred securities	—	—	13,527	13,527
Federal Home Loan Mortgage Corp. preferred stock	—	91	—	91
Mortgage-backed securities and collateralized mortgage obligations	—	49,662	—	49,662

	$13,198	$139,390	$13,527	$166,115

Residential loans held for sale	$—	$694	$—	$694

Liabilities:
Derivative instruments	$—	$578	$—	$578

At March 31, 2010, pooled trust preferred securities represent investments in 20 different trust preferred offerings with an aggregate fair value of $12,580,000 of which $12,569,000 had floating rates based on LIBOR at March 31, 2010. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended March 31, 2010 the Company recognized in earnings $296,000 of impairment charges on two pooled trust preferred securities resulting from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, and the decline in the net present value of their projected cash flows. During the six months ended March 31, 2010 the Company recognized in earnings $1.5 million of impairment charges on six pooled trust preferred securities resulting from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which their market values have been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. There were $412,000 of impairment charges taken on these securities during the three and six months ending March 31, 2009. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

The following table presents the changes in the Level III fair-value category for the six months ended March 31, 2010. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale (In Thousands)

Beginning balance October 1, 2009	$13,527
Impairment charge on securities	(1,530)
Net change in unrealized loss on securities available-for-sale	1,740
Purchases, issuances, calls, and settlements	(1,038)
Other	(119)
Transfers in and/or out of Level III	—

Ending balance March 31, 2010	$12,580

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2010 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
As of March 31, 2010	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$9,896	$6,769	$16,665

	Level I	Level II	Level III	Total
As of September 30, 2009	(In Thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$5,446	$8,709	$14,155

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

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

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

Securities

Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on trust preferred securities were calculated by a third party using a discounted projected cash-flow technique. Cash flows were estimated based on credit quality and prepayment assumptions. The present value of the projected cash flows was calculated using an adjusted discount rate which reflects higher credit spreads due to economic stresses in the marketplace and lower credit ratings.

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

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

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

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

Off-Balance Sheet Instruments

Fair values for the Company’s off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	March 31, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and due from banks	$5,496	$5,496	$20,601	$20,601
Interest bearing demand deposits with other institutions	23,686	23,686	21,879	21,879
Securities available-for-sale	161,366	161,366	166,115	166,115
Securities held-to-maturity	85,037	85,287	72,448	72,737
Loans receivable, net (including loans held for sale)	390,346	391,118	410,481	414,988
Federal Home Loan Bank stock	10,034	10,034	10,034	10,034
Accrued interest receivable	2,731	2,731	2,900	2,900

Financial liabilities:
Deposits	446,130	431,805	443,880	447,529
Short-term borrowings	131	131	104	104
Securities sold under agreements to repurchase	105,080	114,071	106,244	116,280
Subordinated Debt	7,732	7,732	7,732	7,732
Interest rate swap contracts	539	539	578	578
Advance payments by borrowers for taxes and insurance	2,482	2,482	1,274	1,274
Accrued interest payable	1,087	1,087	1,263	1,263
Long-term debt	93,443	97,377	118,541	123,139

Off-balance sheet financial instruments:
Standby letters of credit	—	—	—	—
Commitments to extend credit	—	—	—	—

(13) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. The Bank’s investment in the FHLB of Pittsburgh was $10.0 million at March 31, 2010 and is valued at the par issue amount of $100 per share.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

March 31, 2010

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

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, income taxes, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 8, “Allowance for Loan Losses”, on page 22 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on pages 44 and 45 of the Company’s 2009 Annual Report to Shareholders. Please refer to the discussion of other-than-temporary impairment in Note 6, “Securities”, on pages 13 through 20 above and in Note 2, “Securities”, on pages 66 through 73 of the Company’s 2009 Annual Report to Shareholders. Please refer to the discussion of income taxes on page 44 below and in Note 11, “Income Taxes”, on pages 83 through 85 of the Company’s 2009 Annual Report to Shareholders. Stock based compensation expense is reported in net income utilizing the fair-value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on pages 11 and 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 14, “Stock Option Plans”, on pages 87 through 89 of the Company’s 2009 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company decreased $22.0 million, or 3.0%, to $708.0 million at March 31, 2010 from $730.0 million at September 30, 2009. Significant changes in individual categories include decreases in cash and cash equivalents of $13.3 million, securities available-for-sale of $4.7 million, and net loans of $20.0 million, partially offset by increases in securities held-to-maturity of $12.6 million and other assets of $2.8 million. The decrease in cash and cash equivalents is a result of the Company repaying $25.0 million in Federal Home Loan Bank advances that matured during the current quarter. The decrease in net loans reflects $54.3 million of prepayments, partially offset by $32.9 million in loan originations. The increase in other assets is primarily due to the FDIC requiring all insured depository institutions to prepay their federal deposit insurance assessment through 2012. The prepayment was due on December 30, 2009 and was based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming a 5% annual growth in deposits and a three basis point increase in the assessment rate during years 2011 and 2012.

Total liabilities of the Company decreased $23.2 million, or 3.4%, to $659.7 million at March 31, 2010 from $682.9 million at September 30, 2009. Significant changes include a decrease in long-term debt of $25.1 million, partially offset by an increase in deposits of $2.3 million. As mentioned above, the decrease in long-term debt was a result of the Company repaying $25.0 million in Federal Home Loan Bank advances that matured during the current quarter. The increase in deposits is primarily attributed to an increase in checking accounts of $3.3 million, an increase in savings accounts of $5.2 million, partially offset by a decrease in time deposits of $4.9 million and a decrease in money market accounts of $1.3 million.

Stockholders’ equity increased to $48.3 million at March 31, 2010, compared to $47.1 million at September 30, 2009. This result reflects net income for the six-month period ended March 31, 2010 of $711,000; stock issued under the Dividend Reinvestment Plan of $8,000; stock-based compensation expense of $35,000; and a decrease in the accumulated other comprehensive loss of $742,000, which is a result of changes in the net unrealized losses on the available-for-sale securities and by the unrealized loss recognized on the cash flow hedge as discussed in Note 9, “Derivative Instruments”, on pages 23 and 24 above. Offsetting these increases were common and preferred stock cash dividends paid of $298,000. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless redeemed earlier, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Approximately $3.4 million of the balances in retained earnings as of March 31, 2010 and September 30, 2009 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $1.4 million and $2.4 million in loans at March 31, 2010 and September 30, 2009, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

	March 31, 2010	September 30, 2009
Non-accrual residential real estate loans (one-to-four family)	$3,082	$1,397
Non-accrual construction, multi-family residential and commercial real estate loans	12,805	11,772
Non-accrual installment loans	723	350
Non-accrual commercial business loans	261	1,386

Total non-performing loans	$16,871	$14,905

Total non-performing loans as a percent of net loans receivable	4.33%	3.64%

Total foreclosed real estate	$269	$103

Total non-performing loans and foreclosed real estate as a percent of total assets	2.42%	2.05%

Included in non-performing loans at March 31, 2010 are twenty-four single-family residential real estate loans totaling $3.1 million, twelve commercial real estate loans totaling $12.8 million, twenty-three installment loans totaling $723,000, and six commercial business loans totaling $261,000. Non-performing loans increased $2.0 million to $16.9 million at March 31, 2010 from $14.9 million at September 30, 2009. Significant changes include thirteen residential real estate loans with an aggregate balance of $1.7 million and six commercial real estate loans with an aggregate balance of $1.7 million that were placed on non-accrual during the current period.

At March 31, 2010, the Company had an allowance for loan losses of $5.5 million or 1.4% of gross loans receivable, as compared to an allowance of $5.7 million or 1.4% of gross loans receivable at September 30, 2009. The allowance for loan losses equals 32.5% of non-performing loans at March 31, 2010 compared to 38.3% at September 30, 2009. The level of the allowance for loan losses as a percentage of non-performing loans reflects the concentration of non-performing loans in the commercial real estate category, most of which have collateral values exceeding their principal balances owed and do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles (see Footnote 8). Management believes the balance in the allowance for loan losses is adequate based on its analysis of quantitative and qualitative factors as of March 31, 2010. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and believes that the allowance for losses on loans at March 31, 2010 is reasonable. See also “Provision for Loan Losses” on page 41. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three and Six Months Ended March 31, 2010 and 2009

Net Income

The Company recorded net income for the three months ended March 31, 2010 of $479,000 and net income available to common stockholders of $376,000 or $0.12 per diluted common share compared to a net loss of $129,000 and a net loss available to common stockholders of $250,000 or ($0.08) per diluted common share for the same period in 2009. The increase in net income primarily reflects a decrease in other-than-temporary impairment (“OTTI”) charges on certain investment securities of $1.3 million. Other factors contributing to the increase include an increase in other income (excluding OTTI charges) of $358,000, or 38.0%, a decrease in the provision for loan losses of $20,000, and a decrease in the income tax provision of $280,000, partially offset by a decrease in net interest income of $1.1 million, or 23.2%, and an increase in operating expenses of $338,000, or 9.9%.

The Company recorded net income for the six months ended March 31, 2010 of $711,000 and net income available to common stockholders of $506,000 or $0.17 per diluted common share compared to net income of $1.6 million and net income available to common stockholders of $1.4 million or $0.45 per diluted common share for the same period in 2009. Factors contributing to the decrease include a decrease in net interest income of $2.1 million, or 22.7%, and an increase in operating expenses of $807,000, or 12.1%, partially offset by a decrease in the provision for loan losses of $275,000, a decrease in OTTI charges on certain investment securities of $190,000, an increase in other income (excluding OTTI charges) of $1.2 million, or 68.4%, and a decrease in the income tax provision of $368,000.

The Company’s net income available to common stockholders and diluted earnings per common share for the three and six months ended March 31, 2010 reflects the impact of $103,000 and $205,000 of preferred stock dividends and discount accretion, respectively. The Company’s net loss/income available to common stockholders and diluted earnings per common share for the three and six months ended March 31, 2009 reflects the impact of $121,000 of preferred stock dividends and discount accretion. The higher level of preferred stock dividend and discount accretion for the three months ended March 31, 2009 reflects the payment of dividends accrued from the date of issue, December 12, 2008.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, decreased to 1.94% (annualized) in the three months ended March 31, 2010 from 2.41% (annualized) in the same period in 2009. The Company’s tax-equivalent interest rate spread decreased to 1.97% (annualized) in the six months ended March 31, 2010 from 2.47% (annualized) in the same period in 2009. The decrease for the three and six month period ended March 31, 2010 is the result of the average rate paid on interest-bearing liabilities decreasing less than the average yield on interest-earning assets. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Average yield on:
Mortgage loans	5.55%	5.92%	5.62%	5.96%
Mortgage-backed securities	3.07	4.33	3.25	4.55
Installment loans	5.56	5.89	5.66	6.04
Commercial business loans and leases	4.91	5.08	4.96	5.28
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	3.02	4.80	3.02	4.94

Total interest-earning assets	4.46	5.42	4.54	5.53

Average rates paid on:
Deposits	1.42	2.31	1.50	2.39
Securities sold under agreement to repurchase	4.83	4.90	4.81	4.91
Short-term borrowings	0.23	0.52	0.25	0.65
Long-term debt	4.15	4.08	4.14	4.19
Subordinated debt	5.28	5.32	5.28	5.33

Total interest-bearing liabilities	2.52	3.01	2.57	3.06

Average interest rate spread	1.94%	2.41%	1.97%	2.47%

Net yield on interest-earning assets	2.18%	2.71%	2.20%	2.73%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $442,000 and $438,000 and the yield was 4.19% and 4.49%, prior to adjusting for federal income tax for the three months ended March 31, 2010 and 2009, respectively. Interest income on tax-exempt investment securities was $888,000 and $871,000 and the yield was 4.22% and 4.52%, prior to adjusting for federal income tax for the six months ended March 31, 2010 and 2009, respectively.

Interest Income

Interest on loans decreased $1.4 million or 20.6% to $5.5 million for the three months ended March 31, 2010, compared to $6.9 million in the same period in 2009. Interest on loans decreased $2.7 million or 19.3% to $11.3 million for the six months ended March 31, 2010, compared to $13.9 million in the same period in 2009. The decrease for both periods reflects both a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. For the three-month period ended March 31, 2010, the average outstanding loan balances decreased $72.1 million or 15.3% and the average yield decreased by 36 basis points from 5.82% in the prior period to 5.46% in the current period. For the six-month period ended March 31, 2010, the average outstanding loan balances decreased $65.6 million or 13.9% and the average yield decreased by 37 basis points from 5.91% in the prior period to 5.54% in the current period. The average loan balances continued to decrease primarily due to increases in principal repayments. Also, due to the current low interest rate environment, for asset/liability purposes, the Bank continues to sell most of the fixed rate, single-family mortgage loans that it originates.

Interest on mortgage-backed securities decreased $271,000 or 26.9% to $738,000 for the three-month period ended March 31, 2010, compared to $1.0 million in the same period in 2009. Interest on mortgage-backed securities decreased $627,000 or 29.2% to $1.5 million for the six-month period ended March 31, 2010, compared to $2.1 million in the same period in 2009. The decrease for the three months ended March 31, 2010 reflects a decrease in the average yield earned on the portfolio, partially offset by an increase in the average balance of mortgage-backed securities owned. The decrease for the six months ended March 31, 2010 reflects both a decrease in the average balance of mortgage-backed securities owned and a decrease in the average yield earned on the portfolio. For the three-month period ended March 31, 2010, the average balance of mortgage-backed securities increased $3.0 million or 3.2% and the average yield decreased by 126 basis points from 4.33% in the prior period to 3.07% in the current period. For the six-month period ended March 31, 2010, the average balance of mortgage-backed securities decreased $1.4 million or 1.4% and the average yield decreased by 130 basis points from 4.55% in the prior period to 3.25% in the current period. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities. A rising rate environment generally causes a reduced level of loan repayments and a corresponding decrease in premium/discount amortization rates. Rising rates generally decrease the market value of the securities.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $268,000 or 18.2% to $1.2 million for the three months ended March 31, 2010, as compared to $1.5 million in the same period in 2009. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $599,000 or 19.7% to $2.4 million for the six months ended March 31, 2010, as compared to $3.0 million in the same period in 2009. The decrease for both periods reflects a decrease in the yield earned on these investments, partially offset by an increase in the average balance of investment securities in the portfolio. For the three-month period ended March 31, 2010 the average balance of interest-bearing demand deposits with other institutions and investment securities (tax-equivalent) increased $47.2 million or 33.9% and the average yield decreased by 178 basis points from 4.80% in the prior period to 3.02% in the current period. For the six-month period ended March 31, 2010 the average balance of interest-bearing demand deposits with other institutions and investment securities (tax-equivalent) increased $50.0 million or 36.0% and the average yield decreased by 192 basis points from 4.94% in the prior period to 3.02% in the current period. The higher average balance was primarily related to purchases of lower risk municipal, government, and agency securities. The decrease in the yields are a result of the current lower interest rate environment. Also, the decrease was attributed to the FHLB announcing in December 2008 that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%.

Interest Expense

Interest on deposits decreased $779,000 or 35.8% to $1.4 million for the three-month period ended March 31, 2010, as compared to $2.2 million during the same period in 2009. Interest on deposits decreased $1.5 million or 34.2% to $3.0 million for the six-month period ended March 31, 2010, as compared to $4.5 million in the same period in 2009. The decrease for both periods reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of deposits. For the three-month period ended March 31, 2010 the average balance of deposits increased $17.0 million or 4.4% and the average yield decreased by 89 basis points from 2.31% in the prior period to 1.42% in the current period. For the six-month period ended March 31, 2010 the average balance of deposits increased $19.3 million or 5.1% and the average yield decreased by 89 basis points from 2.39% in the prior period to 1.50% in the current period. Management continues to try to attract and retain deposit accounts. The Company manages its cost of interest bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $11,000 or 0.9% to $1.2 million for the three-month period ended March 31, 2010, as compared to $1.3 million during the same period in 2009. Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $23,000 or 0.9% to $2.5 million for the six-month period ended March 31, 2010, as compared to the same period in 2009. The decrease for both periods reflects a decrease in the cost of these funds, partially offset by a higher level of average securities sold under agreement to repurchase. For the three-month period ended March 31, 2010 the average balance of securities sold under agreement to repurchase increased $593,000 or 0.6% and the average yield decreased by 7 basis points from 4.90% in the prior period to 4.83% in the current period. For the six-month period ended March 31, 2010 the average balance of securities sold under agreement to repurchase increased $1.3 million or 1.3% and the average yield decreased by 10 basis points from 4.91% in the prior period to 4.81% in the current period. The Bank had $95.0 million of wholesale structured borrowings outstanding at March 31, 2010 and 2009.

Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $39,000 or 95.1% to $2,000 for the three-month period ended March 31, 2010, as compared to $41,000 in the same period in 2009. Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $117,000 or 97.5% to $3,000 for the six-month period ended March 31, 2010, as compared to $120,000 in the same period in 2009. The decrease for both periods reflects both a decrease in the average cost of these borrowings as well as a decrease in the average balance of these borrowings. For the three-month period ended March 31, 2010 the average balance of short-term borrowings decreased $28.9 million or 91.6% and the average yield decreased by 29 basis points from 0.52% in the prior period to 0.23% in the current period. For the six-month period ended March 31, 2010 the average balance of short-term borrowings decreased $34.5 million or 93.8% and the average yield decreased by 40 basis points from 0.65% in the prior period to 0.25% in the current period. The decreases in average balances of short-term borrowings were a result of the increase in average deposit balances and decrease in net loan average balances. The decrease in rates paid reflects lower short-term market interest rates.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $61,000 or 5.1% to $1.1 million for the three-month period ended March 31, 2010, as compared to $1.2 million in the same period in 2009. Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $122,000 or 4.9% to $2.4 million for the six-month period ended March 31, 2010, as compared to $2.5 million in the same period in 2009. The decrease for the three months ended March 31, 2010 reflects a decrease in the average balance of the debt, partially offset by an increase in the average cost of the debt. The decrease for the six months ended March 31, 2010 reflects both a decrease in the average balance of the debt and a decrease in the average cost of the debt. For the three-month period ended March 31, 2010 the average balance of long-term debt decreased $7.8 million or 6.6% and the average yield increased by 7 basis points from 4.08% in the prior period to 4.15% in the current period. For the six-month period ended March 31, 2010 the average balance of long-term debt decreased $4.6 million or 3.9% and the average yield decreased by 5 basis points from 4.19% in the prior period to 4.14% in the current period. The decrease in average balance was attributed to the Company using its excess cash to pay for $25.0 million in Federal Home Loan Bank advances that matured during the current quarter. As noted above, the excess liquidity resulted from the increase in average deposit balances and a decrease in net loan average balances resulting from increased prepayments.

Interest on subordinated debt decreased $2,000 or 2.0% to $100,000 for the three months ended March 31, 2010, as compared to $102,000 in the same period in 2009. Interest on subordinated debt decreased $2,000 or 1.0% to $204,000 for the six months ended March 31, 2010, as compared to $206,000 in the same period in 2009. The decrease for both periods reflects a decrease in the average cost of these floating-rate debentures while the average balance remained unchanged. For the three-month period ended March 31, 2010 the average cost decreased by 4 basis points from 5.32% in the prior period to 5.28% in the current period. For the six-month period ended March 31, 2010 the average cost decreased by 5 basis points from 5.33% in the prior period to 5.28% in the current period. The decrease in interest expense on subordinated debt for the three months ended March 31, 2010 and 2009 was net of $69,000 and $39,000, respectively, in interest expense on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt. The decrease in interest expense on subordinated debt for the six months ended March 31, 2010 and 2009 was net of $140,000 and $64,000, respectively, in interest expense on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt.

Net Interest Income

The Company’s net interest income decreased $1.1 million or 23.2% to $3.5 million, for the three-month period ended March 31, 2010, as compared to $4.6 million in the same period in 2009. The Company’s net interest income decreased $2.1 million or 22.7% to $7.2 million, for the six-month period ended March 31, 2010, as compared to $9.3 million in the same period in 2009. The decrease for the three-month period is attributable to a decrease in the interest rate spread and a decrease in net interest-earning assets. The decrease for the six-month period is attributable to a decrease in the interest rate spread, partially offset by an increase in net interest-earning assets. The decreased yield on interest-earning assets is primarily attributable to lower rates on loans and investments and the decreased cost of funds primarily relates to lower deposit interest rates. For the three months ended March 31, 2010 and 2009 the ratio of average interest-earning assets to average interest-bearing liabilities was 109.3% and 109.4%, respectively. For the six months ended March 31, 2010 and 2009 the ratio of average interest-earning assets to average interest-bearing liabilities was 109.5% and 109.0%, respectively.

Provision for Loan Losses

The provision for loan losses was $300,000 for the three-month period ended March 31, 2010, as compared to $320,000 for the same period in 2009. The provision for loan losses was $600,000 for the six-month period ended March 31, 2010, as compared to $875,000 during the same period in 2009. At March 31, 2010, the allowance for loan losses decreased to $5.5 million from $5.7 million at September 30, 2009. Net loan charge-offs were $776,000 for the three months ended March 31, 2010 as compared to net loan charge-offs of $148,000 for the three months ended March 31, 2009. Net loan charge-offs were $815,000 for the six months ended March 31, 2010 as compared to net loan charge-offs of $542,000 for the six months ended March 31, 2009. Significant charge-offs during the current periods include one installment loan with a balance of $25,000, one commercial real estate loan with a balance of $75,000, and fourteen commercial business loans with an aggregate balance of $643,000.

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

Non-interest Income

Excluding OTTI charges of $296,000 and $1.5 million for the three and six months ended March 31, 2010, respectively, and $1.6 million and $1.7 million for the three and six months ended March 31, 2009, respectively, total non-interest or other income increased $358,000 or 38.0% to $1.3 million and increased $1.2 million or 68.4% to $3.0 million for the three and six month periods ended March 31, 2010, respectively, as compared to the same periods in 2009. The increase for the three-month period ended March 31, 2010 is primarily attributed to an increase in realized gains on sales of securities and an increase in ATM fees, partially offset by a decrease in loan service charges and fees, and a decrease in gains on sales of loans. The increase for the six-month period ended March 31, 2010 is primarily attributed to an increase in loan service charges and fees, an increase in realized gains on sales of securities, an increase in gains on sales of loans, an increase in gains on loan interest rate swaps, an increase in ATM fees, and an increase in non-insured investment products income, partially offset by a decrease in deposit service charges and fees, and a decrease in earnings on cash surrender value of life insurance.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, decreased $15,000 or 10.7% to $125,000, and increased $12,000 or 4.5% to $278,000 for the three and six months ended March 31, 2010, respectively, as compared to the same periods in 2009. The decrease for the three-month period ended March 31, 2010 is primarily attributed to a decrease in late charges on lines of credit, and a decrease in title insurance fees, partially offset by an increase in late charges on mortgage loans. The increase for the six-month period ended March 31, 2010 is primarily attributed to an increase in late charges on mortgage loans, an increase in loan satisfaction fees, and an increase in title insurance fees, partially offset by a decrease in late charges on lines of credit and a decrease in miscellaneous fees collected on residential mortgage loans.

Net realized gains on the sales of securities were $387,000 and $1.0 million for the three and six months ended March 31, 2010, respectively. There were no gains on sales of securities for the three and six months ended March 31, 2009. The current period sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

Impairment charges on securities were $296,000 and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. The impairment charges for the current period relate to the Company’s investments in two pooled trust preferred securities. The impairment charges resulted from several factors, including a downgrade in their credit ratings, their failure to pass their principal coverage tests, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on the trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. The impairment charges for the prior period relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund and its investment in a pooled trust preferred security. Impairment charges on securities were $1.5 million and $1.7 million for the six months ended March 31, 2010 and 2009, respectively. The impairment charges for the current six-month period relate to the Company’s investments in six pooled trust preferred securities. The impairment charges resulted from several factors, including a downgrade in their credit ratings, their failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on the trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. The impairment charges for the prior-year six-month period relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund, Freddie Mac preferred stock, and its investment in a pooled trust preferred security.

Gains on the sales of loans were $86,000 and $221,000 for the three and six-month period ended March 31, 2010, respectively, as compared to gains of $124,000 and $154,000 for the same periods in fiscal 2009. The three-month period ended March 31, 2010 results reflect the sale of approximately $5.8 million of fixed-rate, single-family mortgage loans, compared to $9.5 million of similar loan sales during the prior year period. The six-month period ended March 31, 2010 results reflect the sale of approximately $14.6 million of fixed-rate, single-family mortgage loans, compared to $11.6 million of similar loan sales during the prior year period. Due to the low interest rate environment, the Bank continues to sell most of the fixed rate, single-family mortgage loans it originates.

The Company recognized a loss of $1,000 on its loan interest rate swap for the three months ended March 31, 2010 and a gain of $5,000 for the six months ended March 31, 2010. The Company recognized a gain of $1,000 on its loan interest rate swap for the three months ended March 31, 2009 and a loss of $17,000 for the six months ended March 31, 2009. As discussed in Note (9) above, during the first quarter of fiscal 2009 the Company entered into a $1.0 million fixed rate loan with one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC. It remains the only loan-related swap outstanding as of March 31, 2010.

Deposit service charges and fees were $334,000 and $719,000 for the three and six months ended March 31, 2010 as compared to $342,000 and $730,000 during the same periods in 2009. The decrease for both periods is attributed to a decrease in net volume of fees collected for returned checks.

Automated teller machine (ATM) fees were $214,000 and $457,000 for the three and six months ended March 31, 2010 as compared to $171,000 and $357,000 during the same periods in 2009. The increase for the three and six months ended March 31, 2010 is attributed to an increase in the interchange fees earned on debit card transactions. The increase during the six-month period is also due to a $45,000 incentive payment the Bank received to switch its ATM network from the STAR network to the PULSE network.

Non-insured investment product income was $34,000 and $83,000 for the three and six months ended March 31, 2010 as compared to $23,000 and $49,000 for the same periods in 2009. The increase for both periods is primarily attributed to an increase in the commissions earned on the sales of these products due to higher volumes of sales.

Earnings on cash surrender value of life insurance were $58,000 and $119,000 for the three and six months ended March 31, 2010 as compared to $66,000 and $138,000 in the same periods in 2009. The decrease for both periods is primarily attributed to a decrease in the amount of bank owned life insurance outstanding as compared to March 31, 2009. The Company’s former Chairman of the Board passed away during the third quarter of fiscal 2009, thus the bank owned life insurance outstanding decreased.

Non-interest Expense

Total non-interest expense for the three-month period ended March 31, 2010 increased to $3.8 million, as compared to $3.4 million for the same period in 2009. Total non-interest expense for the six-month period ended March 31, 2010 increased to $7.5 million, as compared to $6.7 million for the same period in 2009. The increase for the three months ended March 31, 2010 is primarily attributed to an increase in depreciation and amortization expense, an increase in professional fees, an increase in service bureau expense, an increase in FDIC deposit insurance premiums, and an increase in other operating expenses, partially offset by a decrease in compensation and benefits expense. The increase for the six months ended March 31, 2010 is primarily attributed to an increase in compensation and benefits expense, an increase in office occupancy and equipment expense, an increase in depreciation and amortization expense, an increase in professional fees, an increase in service bureau expense, an increase in FDIC deposit insurance premiums, and an increase in other operating expenses.

Compensation and benefits expense was $2.0 million for the three-month period ended March 31, 2010, as compared to $2.1 million for the same period in 2009. Compensation and benefits expense was $4.1 million for the six-month period ended March 31, 2010, as compared to $4.0 million for the same period in 2009. The decrease for the three months ended March 31, 2010 is attributed to a decrease in retirement fund expense and a decrease in bonus expense. The increase for the six months ended March 31, 2010 is attributed to an increase in commissions expense due to an increase in residential mortgages that were sold. The increase is also due to $198,000 of accrued bonus expense that was reversed during the six-month period ended March 31, 2009 compared to $30,000 of bonus expense accrued for the six-month period ended March 31, 2010. Discretionary bonuses were reduced in fiscal 2009. The increases for the six months ended March 31, 2010 were partially offset by a decrease in retirement fund expense.

Office occupancy and equipment expense was $274,000 and $528,000 for the three and six months ended March 31, 2010 as compared to $276,000 and $512,000 for the same period in 2009. The decrease for the three-month period is primarily attributed to a decrease in rent expense. The increase for the six-month period is primarily attributed to an increase in real estate taxes paid on office buildings due to the Company opening its new Shadyside branch location in August 2009.

Depreciation and amortization expense was $133,000 and $267,000 for the three and six months ended March 31, 2010 as compared to $120,000 and $242,000 for the same period in 2009. The increase for both periods is primarily attributed to the Company opening its new Shadyside branch location in August 2009.

Professional fees were $130,000 and $270,000 for the three and six months ended March 31, 2010 as compared to $105,000 and $257,000 for the same period in 2009. The increase for the three months ended March 31, 2010 is primarily attributed to an increase in legal fees. The increase for the six months ended March 31, 2010 is primarily attributed to an increase in legal fees, partially offset by a decrease in audit fees. The increase in legal fees is primarily related to collection efforts on delinquent loans. The decrease in audit fees for the six-month period is primarily related to fees the Company paid to its former audit firm to consent on the Company’s Annual Report for the fiscal year ended September 30, 2008 and the related filings associated with the TARP Capital Purchase Program in December 2008. The Company paid these fees during the six-month period ended March 31, 2009 and did not have similar fees for the six-month period ended March 31, 2010.

Service bureau expense was $145,000 for the three-month period ended March 31, 2010, as compared to $113,000 for the same period in 2009. Service bureau expense was $307,000 and $219,000 for the six-month periods ended March 31, 2010 and 2009, respectively. The increase for both periods is a result of the Bank continually adding technology and new products and services.

Federal deposit insurance premiums were $322,000 and $631,000 for the three and six months ended March 31, 2010, respectively, as compared to $75,000 and $94,000 for the same periods in 2009. The increase for both periods is attributed to recent increases in the base assessment rate and the assessment rate imposed on the Bank for its election to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guarantee Program which provides unlimited insurance coverage for non-interest bearing transaction accounts.

Other operating expenses were $651,000 for the three-month period ended March 31, 2010 compared to $550,000 for the same period in 2009. Other operating expenses were $1.2 million for the six-month period ended March 31, 2010 compared to $1.1 million for the same period in 2009. The increase for both periods is primarily attributed to an increase in postage expense, an increase in teller cash shortage expense, and an increase in debit card charge off expense.

Income Taxes

Total income tax benefit for the three-month period ended March 31, 2010 was $11,000, as compared to income tax expense of $269,000 for the three-month period ended March 31, 2009. Total income tax benefit for the six-month period ended March 31, 2010 was $124,000, as compared to income tax expense of $244,000 for the prior-year period. The tax benefits for the current periods were significantly impacted by the OTTI charges during the respective periods. The OTTI charges recorded in the current periods caused pre-tax income to be lower than tax-exempt income, therefore a tax benefit was recorded. Tax-exempt income includes: income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended March 31, 2010 was $1.7 million and $445,000, respectively, compared to $1.8 million and $395,000, respectively, for the three-month period ended March 31, 2009. State and federal tax-exempt income for the six-month period ended March 31, 2010 was $3.9 million and $852,000, respectively, compared to $3.6 million and $788,000, respectively, for the six-month period ended March 31, 2009.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2010, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.35% and total risk-based capital as a percentage of risk-weighted assets of 13.55%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2010, the Company had a leverage ratio of 7.80%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2010, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.08% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2010, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.51%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2010, the total of approved loan commitments amounted to $5.2 million. In addition, the Company had $12.6 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $88.3 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2010	September 30, 2009
	(in thousands)
Commitments to grant loans	$5,233	$12,491
Unfunded commitments under lines of credit	73,738	72,804
Financial and performance standby letters of credit	1,744	1,293

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of March 31, 2010 for guarantees under standby letters of credit issued is not material.

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

Part II—Other Information

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

(a) On February 9, 2010, the Company held its annual meeting of stockholders and the following items were presented:

Election of Director Donald J. Huber, Director Robert F. Kastelic, and Director Oliver D. Keefer as Directors of the Company. Director Huber received 1,774,474 votes in favor and 412,766 votes withheld; Director Kastelic received 1,777,062 votes in favor and 413,178 votes withheld; and Director Keefer received 1,777,782 votes in favor and 412,459 votes withheld. Director Huber, Director Kastelic, and Director Keefer were all elected for a three-year term that expires in February 2013. There were 575,671 broker non-votes. There were no abstentions.

The approval of resolution on executive compensation received 2,297,604 votes in favor, 370,909 votes against, 6,595 abstentions, and 90,802 broker non-votes.

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

FIDELITY BANCORP, INC.

Date: May 14, 2010	By:	/S/ RICHARD G. SPENCER
Richard G. Spencer President and Chief Executive Officer

Date: May 14, 2010	By:	/S/ LISA L. GRIFFITH
Lisa L. Griffith Sr. Vice President and Chief Financial Officer