Form 10-Q
period 2010-06-30
FIDELITY BANCORP INC
filed 2010-08-13
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,048,681 shares, par value $0.01, at July 30, 2010.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.	Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	June 30, 2010	September 30, 2009
Assets
Cash and due from banks	$5,554	$20,601
Interest-bearing demand deposits with other institutions	20,178	21,879

Cash and Cash Equivalents	25,732	42,480

Securities available-for-sale (amortized cost of $177,206 and $172,229)	172,841	166,115
Securities held-to-maturity (fair value of $84,666 and $72,737)	83,732	72,448
Loans held for sale	1,797	694
Loans receivable, net of allowance of $5,674 and $5,702	382,398	409,787
Foreclosed real estate, net	226	103
Federal Home Loan Bank stock, at cost	10,034	10,034
Office premises and equipment, net	9,054	8,470
Accrued interest receivable	2,704	2,900
Cash surrender value of life insurance	5,036	4,872
Goodwill	2,653	2,653
Other assets	11,899	9,475

Total Assets	$708,106	$730,031

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing	$51,620	$41,362
Interest bearing	394,682	402,518

Total Deposits	446,302	443,880
Securities sold under agreement to repurchase	105,857	106,244
Short-term borrowings	101	104
Long-term debt	91,713	118,541
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	3,072	1,274
Other liabilities	5,025	5,144

Total Liabilities	659,802	682,919

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,788	6,743
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,667,810 and 3,664,947 shares issued, respectively	37	37
Paid-in-capital	46,456	46,390
Retained earnings	8,853	8,685
Accumulated other comprehensive loss, net of tax	(3,448)	(4,361)
Treasury stock, at cost - 619,129 shares	(10,382)	(10,382)

Total Stockholders’ Equity	48,304	47,112

Total Liabilities and Stockholders’ Equity	$708,106	$730,031

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans	$5,340	$6,239	$16,600	$20,184
Mortgage-backed securities	783	894	2,302	3,040
Investment securities-taxable	758	931	2,290	3,101
Investment securities-tax-exempt	429	435	1,318	1,306
Other	13	8	38	12

Total interest income	7,323	8,507	22,548	27,643

Interest expense:
Deposits	1,301	2,085	4,281	6,613
Securities sold under agreement to repurchase	1,263	1,278	3,789	3,826
Short-term borrowings	2	2	5	122
Long-term debt	847	1,209	3,204	3,687
Subordinated debt	102	102	305	308

Total interest expense	3,515	4,676	11,584	14,556

Net interest income	3,808	3,831	10,964	13,087

Provision for loan losses	500	270	1,100	1,145

Net interest income after provision for loan losses	3,308	3,561	9,864	11,942

Non-interest income:
Loan service charges and fees	170	208	448	475
Realized (loss) gain on sales of securities, net	(3)	—	1,034	—

Total other-than-temporary impairment losses	(3,065)	(1,401)	(9,078)	(3,121)
Portion of loss recognized in other comprehensive income, before taxes	2,153	—	6,635	—

Net impairment losses recognized in earnings	(912)	(1,401)	(2,443)	(3,121)

Gain on sales of loans	83	247	304	402
(Loss) gain on loan interest rate swaps	(11)	14	(6)	(2)
Deposit service charges and fees	351	357	1,070	1,087
ATM fees	238	192	695	548
Non-insured investment products	45	39	128	88
Earnings on cash surrender value of life insurance	56	490	175	628
Other	40	36	141	149

Total non-interest income	57	182	1,546	254

Non-interest expense:
Compensation and benefits	2,046	2,061	6,125	6,078
Office occupancy and equipment expense	251	245	779	758
Depreciation and amortization	131	118	399	360
Advertising	100	100	281	290
Professional fees	113	93	383	350
Service bureau expense	120	97	428	317
Federal deposit insurance premiums	292	745	923	839
Other	579	588	1,772	1,707

Total non-interest expense	3,632	4,047	11,090	10,699

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
(Loss) Income before Benefit of Income Taxes	$(267)	$(304)	$320	$1,497
Income Tax Benefit	(215)	(542)	(339)	(298)

Net (Loss) Income	(52)	238	659	1,795
Preferred stock dividend	(88)	(88)	(263)	(193)
Accretion of preferred stock discount	(15)	(15)	(45)	(30)

Net (loss) income available to common stockholders	$(155)	$135	$351	$1,572

Earnings per Share:
Basic earnings per common share	$(0.05)	$0.04	$0.12	$0.52

Diluted earnings per common share	$(0.05)	$0.04	$0.12	$0.52

Dividends per common share	$0.02	$0.07	$0.06	$0.35

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance at September 30, 2009	3,664,947	$6,743	$37	$46,390	$8,685	$(4,361)	$(10,382)	$47,112
Comprehensive income:
Net income					659			659
Comprehensive loss on cash flow hedges net of tax of ($16)						(30)		(30)
Comprehensive gain on investment securities, net of tax of $2,309						4,410		4,410
Reclassification adjustment on investment securities, net of tax of ($361)						(700)		(700)
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($2,256)						(4,379)		(4,379)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $831						1,612		1,612

Total comprehensive income								1,572

Accretion of preferred stock discount		45			(45)			—
Cumulative dividends on preferred stock					(263)			(263)
Stock-based compensation expense				48				48
Stock options exercised	1,000			7				7
Cash dividends declared					(183)			(183)
Shares issued through Dividend Reinvestment Plan	1,863			11				11

Balance at June 30, 2010	3,667,810	$6,788	$37	$46,456	$8,853	$(3,448)	$(10,382)	$48,304

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$659	$1,795
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,100	1,145
Provision for depreciation and amortization	399	360
Amortization of investment and mortgage-backed securities (discounts) premiums, net	712	82
Realized gains on sales of securities, net	(1,034)	—
Impairment losses on securities	2,443	3,121
Loans originated for sale	(20,394)	(32,033)
Sales of loans held for sale	19,595	29,854
Net gains on sales of loans	(304)	(402)
Earnings on cash surrender value of life insurance policies	(175)	(165)
Expenses related to cash surrender value of life insurance policies	11	35
Earnings on cash surrender value of a covered executive’s life insurance policies	—	(463)
Decrease in interest receivable	196	580
Decrease in interest payable	(173)	(20)
Decrease (increase) in prepaid taxes	1,141	(698)
Non-cash compensation expense related to stock benefit plans	48	75
Changes in other assets	(4,040)	(1,185)
Changes in other liabilities	9	141

Net cash provided by operating activities	193	2,222

Investing Activities:
Proceeds from sales of securities available-for-sale	16,316	—
Proceeds from maturities and principal repayments of securities available-for-sale	44,980	20,230
Purchases of securities available-for-sale	(67,550)	(21,056)
Proceeds from maturities and principal repayments of securities held-to-maturity	32,154	23,662
Purchases of securities held-to-maturity	(44,602)	(13,279)
Net decrease in loans	25,905	22,484
Proceeds from sales of foreclosed real estate	265	180
Additions to office premises and equipment	(983)	(1,477)
Purchases of Federal Home Loan Bank (FHLB) stock	—	(2,424)
Redemptions of FHLB stock	—	333
Life insurance proceeds received upon the death of a covered executive	—	2,705
Purchases of cash surrender value life insurance	—	(744)

Net cash provided by investing activities	6,485	30,614

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Nine Months Ended June 30,
	2010	2009
Financing Activities:
Net increase in deposits	$2,422	$27,375
Net (decrease) increase in securities sold under agreement to repurchase	(387)	7,623
Net decrease in short-term borrowings	(3)	(32,057)
Increase in advance payments by borrowers for taxes and insurance	1,798	1,914
Proceeds from long-term debt	—	30,000
Repayments of long-term debt	(26,828)	(30,193)
Cash dividends paid	(446)	(1,256)
Preferred stock issued	—	6,942
Stock options exercised	7	1
Proceeds from sale of stock through Dividend Reinvestment Plan	11	71

Net cash (used in) provided by financing activities	(23,426)	10,420

Net (decrease) increase in cash and cash equivalents	(16,748)	43,256

Cash and cash equivalents at beginning of period	42,480	10,772

Cash and cash equivalents at end of period	$25,732	$54,028

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on deposits and other borrowings	$11,757	$14,576

Income taxes paid	$25	$1,606

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$402	$107

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

June 30, 2010

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2009. The results for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010 or any future interim period.

Certain amounts in the 2009 financial statements have been reclassified to conform with the 2010 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) New Accounting Standards

In December 2009, the FASB issued ASU 2009-16, Accounting for a Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

June 30, 2010

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

(4) Stock Based Compensation

On June 30, 2010, the Company had six share-based compensation plans, for which stock options and restricted stock were outstanding as of June 30, 2010. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $48,000 and $75,000 for the nine months ended June 30, 2010 and 2009, respectively.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at November 30, 2008, the Company awarded 7,100 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $49,700. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of June 30, 2010, 12,850 share awards were available for grant under this program.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

As of June 30, 2010 there was approximately $50,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the nine months ended June 30, 2010 were as follows:

	Options	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	400,187	$14.77
Granted	—	—
Exercised	(1,000)	6.23
Forfeited	(45,991)	11.74

Outstanding as of June 30, 2010	353,196	$15.18

Exercisable as of June 30, 2010	318,829	$16.06

The options outstanding and exercisable as of June 30, 2010 have a weighted average remaining term of 2.8 years and 2.5 years, respectively.

No options were granted for the nine-month period ended June 30, 2010. The fair value of options granted for the nine-month period ended June 30, 2009 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended June 30, 2009

Dividend yield	8.99%
Expected life	5.5 years
Expected volatility	31.23%
Risk-free interest rate	2.08%
Weighted average fair value of options granted	$0.62

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $27,000 and $26,000 for the nine months ended June 30, 2010 and 2009, respectively. The following table summarizes restricted stock awards for the nine months ended June 30, 2009.

Nine Months Ended June 30, 2009
Number of shares awarded	7,100
Market price of stock on date of grant	$7.00

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income available to common stockholders	$(155)	$135	$351	$1,572
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,042	3,034	3,041	3,030
Effect of dilutive securities:
Common stock equivalents	—	8	—	8

Denominator for diluted earnings per share - weighted average shares and assumed conversions	3,042	3,042	3,041	3,038

Basic earnings per share	$(0.05)	$0.04	$0.12	$0.52

Diluted earnings per share	$(0.05)	$0.04	$0.12	$0.52

None of the options, restricted stock, and warrants that were outstanding during the three months ended June 30, 2010 were included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 314,675 shares of common stock at prices ranging from $11.06 to $22.91 per share, 3,200 shares of restricted stock at $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the three months ended June 30, 2009, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

None of the options, restricted stock, and warrants that were outstanding during the nine months ended June 30, 2010 were included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 314,675 shares of common stock at prices ranging from $11.06 to $22.91 per share, 3,200 shares of restricted stock at $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the nine months ended June 30, 2009, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

(6) Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

(Dollar amounts in thousands)
Available-for-sale:
As of June 30, 2010:
U.S. government and agency obligations	$46,493	$720	$9	$47,204
Municipal obligations	26,820	1,300	43	28,077
Corporate obligations	8,484	209	664	8,029
Equity securities	3,993	49	1,062	2,980
Mutual funds	8,936	428	—	9,364
Trust preferred securities	17,814	10	6,959	10,865
Freddie Mac preferred stock	—	21	—	21
Mortgage-backed securities and collateralized mortgage obligations	64,666	1,881	246	66,301

	$177,206	$4,618	$8,983	$172,841

Held-to-maturity:
As of June 30, 2010:
U.S. government and agency obligations	$26,073	$236	$—	$26,309
Municipal obligations	18,003	507	55	18,455
Mortgage-backed securities and collateralized mortgage obligations	39,656	701	455	39,902

	$83,732	$1,444	$510	$84,666

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

(Dollar amounts in thousands)
Available-for-sale:
As of September 30, 2009:
U.S. government and agency obligations	$50,999	$1,023	$23	$51,999
Municipal obligations	22,708	803	47	23,464
Corporate obligations	14,563	525	914	14,174
Equity securities	4,144	—	846	3,298
Mutual funds	9,605	299	4	9,900
Trust preferred securities	21,394	157	8,024	13,527
Freddie Mac preferred stock	—	91	—	91
Mortgage-backed securities and collateralized mortgage obligations	48,816	1,413	567	49,662

	$172,229	$4,311	$10,425	$166,115

Held-to-maturity:
As of September 30, 2009:
U.S. government and agency obligations	$15,106	$92	$—	$15,198
Municipal obligations	19,387	644	66	19,965
Corporate obligations	1,718	20	—	1,738
Mortgage-backed securities and collateralized mortgage obligations	36,237	483	884	35,836

	$72,448	$1,239	$950	$72,737

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

The following table presents the amortized cost and fair value of debt securities by contractual maturity dates as of June 30, 2010:

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
As of June 30, 2010:
Due in one year or less	$6,194	$6,281	$—	$—
Due after one year through five years	43,187	44,098	6,769	6,901
Due after five years through ten years	22,286	23,139	31,656	32,035
Due after ten years	92,610	86,958	45,307	45,730

	$164,277	$160,476	$83,732	$84,666

The proceeds from the sale of securities for the three months ended June 30, 2010 were $32,000. Gross losses of $3,000 were realized on sales of securities during the three months ended June 30, 2010. There were no gains realized during the three months ended June 30, 2010. There were no sales of securities during the three months ended June 30, 2009. The proceeds from the sales of securities for the nine months ended June 30, 2010 were $16.3 million. Gross gains of $1,057,000 and gross losses of $23,000 were realized on sales of securities during the nine months ended June 30, 2010. There were no sales of securities during the nine months ended June 30, 2009.

The Company recognized other-than-temporary impairment losses on securities of $912,000 and $1.4 million for the three-month periods ended June 30, 2010 and 2009, respectively. The impairment charges for the three-month period ended June 30, 2010 relate to the Company’s holdings of three pooled trust preferred securities and one private label mortgage-backed security. The impairment charges for the three-month period ended June 30, 2009 relate to two pooled trust preferred securities. The Company recognized other-than-temporary impairment losses on securities of $2.4 million and $3.1 million for the nine-month period ended June 30, 2010 and 2009, respectively. The impairment charges for the nine-month period ended June 30, 2010 relate to six pooled trust preferred securities and one private label mortgage-backed security. The impairment charges for the nine-month period ended June 30, 2009 relate to the Company’s holdings of Freddie Mac preferred stock, the AMF Ultra Short Mortgage Fund, and two pooled trust preferred securities.

At June 30, 2010, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely than-not that the Company will have to sell these securities.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for greater than twelve months.

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2010:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	1	$1,991	$9	—	$—	$—	1	$1,991	$9
Municipal obligations	—	—	—	2	958	43	2	958	43
Corporate obligations	—	—	—	2	1,330	664	2	1,330	664
Equity securities	1	528	28	7	2,246	1,034	8	2,774	1,062
Trust preferred securities	1	491	9	15	9,260	6,950	16	9,751	6,959
Mortgage-backed securities and collateralized mortgage obligations	4	7,546	26	5	3,902	220	9	11,448	246

Total temporarily impaired available-for-sale securities	7	10,556	72	31	17,696	8,911	38	28,252	8,983

Held-to-maturity:
Municipal obligations	—	—	—	4	2,678	55	4	2,678	55
Mortgage-backed securities and collateralized mortgage obligations	9	13,165	118	4	1,992	337	13	15,157	455

Total temporarily impaired held-to-maturity securities	9	13,165	118	8	4,670	392	17	17,835	510

Total temporarily impaired securities	16	$23,721	$190	39	$22,366	$9,303	55	$46,087	$9,493

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2009:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	1	$3,045	$23	—	$—	$—	1	$3,045	$23
Municipal obligations	1	408	1	3	1,894	46	4	2,302	47
Corporate obligations	—	—	—	3	1,569	914	3	1,569	914
Equity securities	5	2,160	428	3	1,138	418	8	3,298	846
Mutual funds	—	—	—	1	1,265	4	1	1,265	4
Trust preferred securities	—	—	—	18	11,286	8,024	18	11,286	8,024
Mortgage-backed securities and collateralized mortgage obligations	5	3,054	31	7	5,916	536	12	8,970	567

Total temporarily impaired available-for-sale securities	12	8,667	483	35	23,068	9,942	47	31,735	10,425

Held-to-maturity:
Municipal obligations	1	353	6	3	2,321	60	4	2,674	66
Mortgage-backed securities and collateralized mortgage obligations	8	15,315	162	6	3,250	722	14	18,565	884

Total temporarily impaired held-to-maturity securities	9	15,668	168	9	5,571	782	18	21,239	950

Total temporarily impaired securities	21	$24,335	$651	44	$28,639	$10,724	65	$52,974	$11,375

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

June 30, 2010

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

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2010.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at June 30, 2010 were sixteen different trust preferred offerings with an aggregate fair value of $9,751,000 of which $9,740,000 had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $6,959,000 at June 30, 2010. Due to dislocations in the credit markets broadly, and the lack of trading and new issuances in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended June 30, 2010, the Company recognized in earnings impairment charges of $886,000 on three investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, and the decline in the net present value of their projected cash flows. During the nine months ended June 30, 2010, the Company recognized in earnings impairment charges of $2.4 million on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. During the three and nine months ended June 30, 2009, the Company recognized impairment charges of $1.4 million and $1.8 million, respectively, on two investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities

At June 30, 2010 the Company had $1.1 million of unrealized losses on equity securities. These securities represent investments in common equity offerings of seven financial institutions with an aggregate fair value of $1.9 million and one investment in preferred stock of an insurance company with a fair value of $888,000. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. There were no impairment charges taken on these securities during the three and nine months ended June 30, 2010. During the nine months ended June 30, 2009 the Company recognized impairment charges of $1.2 million on the AMF Ultra Short Mortgage Fund and $75,000 on the Company’s holdings of Freddie Mac preferred stock. Based on the Company’s detailed analysis, and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, except for the investments mentioned above, the Company does not consider these remaining assets to be other-than-temporarily impaired at June 30, 2010. However, continued price declines could result in a write down of one or more of these equity investments.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

Corporate Obligations

Included in corporate obligations in an unrealized loss position at June 30, 2010 were two different securities with an aggregate fair value of $1.3 million. The unrealized loss on these securities amounted to $664,000 at June 30, 2010. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well-capitalized as of June 30, 2010 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency. Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010. There were no impairment charges on corporate obligations for the three and nine months ended June 30, 2010 and 2009.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

Included in mortgage backed securities in an unrealized loss position at June 30, 2010 were twenty-two different securities with an aggregate fair value of $26.6 million, of which nine securities having a fair value of $5.9 million had unrealized losses of $557,000 and have been in an unrealized loss position for twelve months or longer. A significant amount of the unrealized losses at June 30, 2010 represents one private label mortgage-backed security. For the three and nine months ended June 30, 2010 the Company recognized $320,000 in non-credit impairment losses and $26,000 of credit impairment losses relating to this security resulting from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. There were no impairment charges recognized for this security during the three-month or nine-month period ended June 30, 2009. Based on management’s analysis of the remaining securities, management determined that the price declines are strictly market and spread related and management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following is a roll forward for the nine months ended June 30, 2010 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(In Thousands)
Credit component of OTTI as of October 1, 2009	$—
Additions for credit-related OTTI charges on previously unimpaired securities	2,443

Credit component of OTTI as of June 30, 2010	$2,443

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

(7) Loans Receivable

Loans receivable are comprised of the following (dollar amounts in thousands):

	June 30, 2010	September 30, 2009
First mortgage loans:
Conventional:
1-4 family dwellings	$134,808	$164,718
Multi-family dwellings	41	82
Commercial	96,270	97,086
Construction:
Residential	666	1,707
Commercial	27,902	26,879

	259,687	290,472

Less: Loans in process	(9,357)	(13,778)

	250,330	276,694

Consumer loans:
Home equity	74,464	80,453
Consumer loans	1,068	1,538
Other	2,390	2,390

	77,922	84,381

Commercial business loans and leases:
Commercial business loans	59,795	54,329
Commercial leases	200	205

	59,995	54,534

Less: Allowance for loan losses	(5,674)	(5,702)

Unearned discounts and fees	(175)	(120)

Loans receivable, net	$382,398	$409,787

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

(8) Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended June 30, 2010, fiscal year ended September 30, 2009, and for the nine months ended June 30, 2009 are as follows (dollar amounts in thousands):

	Nine Months Ended June 30, 2010	Year Ended September 30, 2009	Nine Months Ended June 30, 2009
Balance at beginning of period	$5,702	$3,424	$3,424
Provision for loan losses	1,100	5,870	1,145
Charge-offs	(1,188)	(3,713)	(1,031)
Recoveries	60	121	90

Net charge-offs	(1,128)	(3,592)	(941)

Balance at end of period	$5,674	$5,702	$3,628

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

Included in the current amount of impaired loans are $9.8 million of impaired loans for which the related allowance for loan losses is $1.7 million. Impaired loans of $6.0 million, of which $5.0 million are collateral dependent, do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles. The net value of the collateral securing these loans is $7.5 million. The average recorded investment in impaired loans during the nine months ended June 30, 2010 was $17.1 million compared to $9.6 million for the same period in the prior year. For the nine months ended June 30, 2010 and 2009, the Company recognized $383,000 and $599,000, respectively, of interest income on impaired loans using the cash basis of income recognition.

At June 30, 2010, the recorded investment in loans that are considered to be impaired under U.S. generally accepted accounting principles was $15.8 million compared to $15.6 million at September 30, 2009.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

(9) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of June 30, 2010.

Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract involving the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income (AOCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of June 30, 2010, the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at June 30, 2010 is being utilized to hedge $7.5 million in floating rate-preferred securities. Below is a summary of the interest rate swap contract and the terms at June 30, 2010:

(Dollars in thousands)	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
					Gain	Loss
Cash flow hedge	$7,500	5.32%	1.90%	12/15/2012	$—	$539

(*)	Variable receive rate based upon contract rates in effect at June 30, 2010.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three and nine months ended June 30, 2010 the Company recorded a loss of $11,000 and a loss of $6,000, respectively relating to this contract. For the three and nine months ended June 30, 2009 the Company recorded a gain of $14,000 and a loss of $2,000, respectively relating to this contract. As of June 30, 2010, the notional amount of the customer-related interest rate derivative financial instrument was $972,000, compared to $988,000 at June 30, 2009.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

(10) Comprehensive Income

In complying with U.S. generally accepted accounting principles the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available-for-sale, non-credit impairment charges on securities, and derivatives that qualify as cash flow hedges. Other comprehensive income (loss) and related tax effects for the indicated periods, consists of:

(Dollars in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Net (loss) income	$(52)	$238
Comprehensive (loss) gain on cash flow hedges net of tax of ($17) in 2010 and $55 in 2009	(32)	107
Comprehensive gain (loss) on investment securities, net of tax of $572 in 2010 and ($61) in 2009	1,038	(119)
Reclassification adjustment on investment securities, net of tax of ($8) in 2010 and $0 in 2009	(16)	—
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($732) in 2010 and $0 in 2009	(1,421)	—
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $310 in 2010 and $476 in 2009	602	925

Total comprehensive income	$119	$1,151

(Dollars in thousands)	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Net income	$659	$1,795
Comprehensive loss on cash flow hedges net of tax of ($16) in 2010 and ($129) in 2009	(30)	(250)
Comprehensive gain (loss) on investment securities, net of tax of $2,309 in 2010 and ($611) in 2009	4,410	(1,186)
Reclassification adjustment on investment securities, net of tax of ($361) in 2010 and $0 in 2009	(700)	—
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($2,256) in 2010 and $0 in 2009	(4,379)	—
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $831 in 2010 and $1,061 in 2009	1,612	2,060

Total comprehensive income	$1,572	$2,419

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2010 and September 30, 2009 by level within the fair value hierarchy. As required by U.S. generally accepted accounting principles, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
	(In Thousands)
As of June 30, 2010
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$47,204	$—	$47,204
Municipal obligations	—	28,077	—	28,077
Corporate obligations	—	8,029	—	8,029
Equity securities	2,980	—	—	2,980
Mutual funds	9,364	—	—	9,364
Trust preferred securities	—	—	10,865	10,865
Federal Home Loan Mortgage Corp. preferred stock	—	21	—	21
Mortgage-backed securities and collateralized mortgage obligations	—	66,301	—	66,301

	$12,344	$149,632	$10,865	$172,841

Residential loans held for sale	$—	$1,797	$—	$1,797

Liabilities:
Derivative instruments	$—	$666	$—	$666

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

	Level I	Level II	Level III	Total
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

At June 30, 2010, pooled trust preferred securities represent investments in 20 different trust preferred offerings with an aggregate fair value of $10,865,000 of which $10,854,000 had floating rates based on LIBOR at June 30, 2010. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended June 30, 2010 the Company recognized in earnings $886,000 of impairment charges on three pooled trust preferred securities resulting from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, and the decline in the net present value of their projected cash flows. During the nine months ended June 30, 2010 the Company recognized in earnings $2.4 million of impairment charges on six pooled trust preferred securities resulting from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which their market values have been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. There were $1.4 million and $1.8 million, respectively, of impairment charges taken on these securities during the three and nine months ending June 30, 2009. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

The following table presents the changes in the Level III fair value category for the nine months ended June 30, 2010. The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale (In Thousands)

Beginning balance October 1, 2009	$13,527
Impairment charge on securities	(2,417)
Net change in unrealized loss on securities available-for-sale	918
Purchases, issuances, calls, and settlements	(1,038)
Other	(125)
Transfers in and/or out of Level III	—

Ending balance June 30, 2010	$10,865

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2010 and September 30, 2009 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	(In Thousands)
As of June 30, 2010
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$9,331	$4,849	$14,180
Foreclosed real estate, net	—	226	—	226

	$—	$9,557	$4,849	$14,406

	Level I	Level II	Level III	Total
	(In Thousands)
As of September 30, 2009
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$5,446	$8,709	$14,155
Foreclosed real estate, net	—	103	—	103

	$—	$5,549	$8,709	$14,258

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

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

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

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

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	June 30, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$5,554	$5,554	$20,601	$20,601
Interest bearing demand deposits with other institutions	20,178	20,178	21,879	21,879
Securities available-for-sale	172,841	172,841	166,115	166,115
Securities held-to-maturity	83,732	84,666	72,448	72,737
Loans receivable, net (including loans held for sale)	384,195	387,840	410,481	414,988
Federal Home Loan Bank stock	10,034	10,034	10,034	10,034
Accrued interest receivable	2,704	2,704	2,900	2,900

Financial liabilities:
Deposits	446,302	450,778	443,880	447,529
Securities sold under agreements to repurchase	105,857	115,111	106,244	116,280
Short-term borrowings	101	101	104	104
Long-term debt	91,713	96,696	118,541	123,139
Subordinated Debt	7,732	7,732	7,732	7,732
Advance payments by borrowers for taxes and insurance	3,072	3,072	1,274	1,274
Accrued interest payable	1,090	1,090	1,263	1,263
Interest rate swap contracts	666	666	578	578

Off-balance sheet financial instruments:
Standby letters of credit	—	—	—	—
Commitments to extend credit	—	—	—	—

(13) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. The Bank’s investment in the FHLB of Pittsburgh was $10.0 million at June 30, 2010 and is valued at the par issue amount of $100 per share.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)—(Continued)

June 30, 2010

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

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, income taxes, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 8, “Allowance for Loan Losses”, on page 21 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on pages 44 and 45 of the Company’s 2009 Annual Report to Shareholders. Please refer to the discussion of other-than-temporary impairment in Note 6, “Securities”, on pages 13 through 19 above and in Note 2, “Securities”, on pages 66 through 73 of the Company’s 2009 Annual Report to Shareholders. Please refer to the discussion of income taxes on page 43 below and in Note 11, “Income Taxes”, on pages 83 through 85 of the Company’s 2009 Annual Report to Shareholders. Stock based compensation expense is reported in net income utilizing the fair value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on pages 10 and 11 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 14, “Stock Option Plans”, on pages 87 through 89 of the Company’s 2009 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company decreased $21.9 million, or 3.0%, to $708.1 million at June 30, 2010 from $730.0 million at September 30, 2009. Significant changes in individual categories include decreases in cash and cash equivalents of $16.7 million and net loans of $27.4 million, partially offset by increases in securities available-for-sale of $6.7 million, securities held-to-maturity of $11.3 million, loans held-for-sale of $1.1 million, and other assets of $2.4 million. The decrease in cash and cash equivalents is a result of the Company repaying $26.7 million in Federal Home Loan Bank advances that matured during the current year. The decrease in net loans reflects $74.4 million of prepayments, partially offset by $42.8 million in loan originations. The increase in other assets is primarily due to the FDIC requiring all insured depository institutions to prepay their federal deposit insurance assessment through 2012. The prepayment was due on December 30, 2009 and was based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming a 5% annual growth in deposits and a three basis point increase in the assessment rate during years 2011 and 2012.

Total liabilities of the Company decreased $23.1 million, or 3.4%, to $659.8 million at June 30, 2010 from $682.9 million at September 30, 2009. Significant changes include a decrease in long-term debt of $26.8 million, partially offset by an increase in deposits of $2.4 million and an increase in advance payments by borrowers for taxes and insurance of $1.8 million. As mentioned above, the decrease in long-term debt was a result of the Company repaying $26.7 million in Federal Home Loan Bank advances that matured during the current year. The increase in deposits is primarily attributed to an increase in checking accounts of $8.9 million, an increase in savings accounts of $6.5 million, partially offset by a decrease in time deposits of $7.1 million and a decrease in money market accounts of $5.9 million.

Stockholders’ equity increased to $48.3 million at June 30, 2010, compared to $47.1 million at September 30, 2009. This result reflects net income for the nine-month period ended June 30, 2010 of $659,000; stock options exercised of $7,000; stock issued under the Dividend Reinvestment Plan of $11,000; stock-based compensation expense of $48,000; and a decrease in the accumulated other comprehensive loss of $913,000, which is a result of changes in the net unrealized losses on the available-for-sale securities, changes in non-credit losses on available-for-sale and held-to-maturity securities, and by the unrealized loss recognized on the cash flow hedge as discussed in Note 9, “Derivative Instruments”, on pages 22 and 23 above. Offsetting these increases were common and preferred stock cash dividends paid of $446,000. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless redeemed earlier, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Approximately $3.4 million of the balances in retained earnings as of June 30, 2010 and September 30, 2009 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $795,000 and $2.4 million in loans at June 30, 2010 and September 30, 2009, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. The Company did not have any loans which were classified as troubled debt restructurings at the dates presented (dollar amounts in thousands).

	June 30, 2010	September 30, 2009
Non-accrual residential real estate loans (one-to-four family)	$2,516	$1,397
Non-accrual construction, multi-family residential and commercial real estate loans	11,438	11,772
Non-accrual installment loans	1,057	350
Non-accrual commercial business loans	228	1,386

Total non-performing loans	$15,239	$14,905

Total non-performing loans as a percent of net loans receivable	3.99%	3.64%

Total foreclosed real estate	$226	$103

Total non-performing loans and foreclosed real estate as a percent of total assets	2.18%	2.05%

Included in non-performing loans at June 30, 2010 are twenty-two single-family residential real estate loans totaling $2.5 million, nine commercial real estate loans totaling $11.4 million, twenty installment loans totaling $1.1 million, and seven commercial business loans totaling $228,000. Non-performing loans increased $334,000 to $15.2 million at June 30, 2010 from $14.9 million at September 30, 2009. Significant changes include thirteen residential real estate loans with an aggregate balance of $1.4 million that were placed on non-accrual during the current period, partially offset by ten commercial business loans with an aggregate balance of $1.3 million that were removed from non-accrual during the current period.

At both June 30, 2010 and September 30, 2009, the Company had an allowance for loan losses of $5.7 million. The allowance for loan losses was 1.5% of gross loans receivable at June 30, 2010, as compared to 1.4% of gross loans receivable at September 30, 2009. The allowance for loan losses equals 37.2% of non-performing loans at June 30, 2010 compared to 38.3% at September 30, 2009. The level of the allowance for loan losses as a percentage of non-performing loans reflects the concentration of non-performing loans in the commercial real estate category, most of which are collateral-dependent loans that do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles (see Footnote 8). Management believes the balance in the allowance for loan losses is adequate based on its analysis of quantitative and qualitative factors as of June 30, 2010. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and believes that the allowance for losses on loans at June 30, 2010 is reasonable. See also “Provision for Loan Losses” on pages 39 and 40. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three and Nine Months Ended June 30, 2010 and 2009

Net Income

The Company recorded a net loss for the three months ended June 30, 2010 of $52,000 and a net loss available to common stockholders of $155,000 or $(0.05) per diluted common share compared to net income of $238,000 and net income available to common stockholders of $135,000 or $0.04 per diluted common share for the same period in fiscal 2009. The decrease in earnings reflects a decrease in net interest income of $23,000, or 0.6%, an increase in the provision for loan losses of $230,000, a decrease in other income (excluding other-than-temporary impairment “OTTI” charges) of $614,000, or 38.8%, and a decrease in income tax benefit of $327,000, partially offset by a decrease in OTTI charges on certain investment securities of $489,000 and a decrease in operating expenses of $415,000, or 10.3%.

The Company recorded net income for the nine months ended June 30, 2010 of $659,000 and net income available to common stockholders of $351,000 or $0.12 per diluted common share compared to net income of $1.8 million and net income available to common stockholders of $1.6 million or $0.52 per diluted common share for the same period in fiscal 2009. Factors contributing to the decrease include a decrease in net interest income of $2.1 million, or 16.2%, and an increase in operating expenses of $391,000, or 3.7%, partially offset by a decrease in the provision for loan losses of $45,000, a decrease in OTTI charges on certain investment securities of $678,000, an increase in other income (excluding OTTI charges) of $614,000, or 18.2%, and an increase in income tax benefit of $41,000.

The Company’s net loss available to common stockholders and diluted earnings per common share for the three months ended June 30, 2010 reflects the impact of $103,000 of preferred stock dividends and discount accretion. The Company’s net income available to common stockholders and diluted earnings per common share for the nine months ended June 30, 2010 reflects the impact of $308,000 of preferred stock dividends and discount accretion. The Company’s net income available to common stockholders and diluted earnings per common share for the three and nine months ended June 30, 2009 reflects the impact of $103,000 and $223,000, respectively, of preferred stock dividends and discount accretion.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, increased to 2.11% (annualized) in the three months ended June 30, 2010 from 2.01% (annualized) in the same period in 2009. The Company’s tax-equivalent interest rate spread decreased to 2.01% (annualized) in the nine months ended June 30, 2010 from 2.31% (annualized) in the same period in 2009. The increase for the three-month period ended June 30, 2010 is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The decrease for the nine-month period ended June 30, 2010 is the result of the average rate paid on interest-bearing liabilities decreasing less than the average yield on interest-earning assets. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Average yield on:
Mortgage loans	5.55%	5.47%	5.60%	5.81%
Mortgage-backed securities	3.09	4.20	3.19	4.45
Installment loans	5.44	5.90	5.59	6.00
Commercial business loans and leases	4.95	4.97	4.96	5.11
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	3.04	3.93	3.03	4.53

Total interest-earning assets	4.44	4.98	4.50	5.34

Average rates paid on:
Deposits	1.32	2.12	1.44	2.30
Securities sold under agreement to repurchase	4.75	4.77	4.79	4.86
Short-term borrowings	0.21	0.22	0.23	0.61
Long-term debt	3.67	4.09	3.98	4.15
Subordinated debt	5.29	5.30	5.28	5.32

Total interest-bearing liabilities	2.33	2.97	2.49	3.03

Average interest rate spread	2.11%	2.01%	2.01%	2.31%

Net yield on interest-earning assets	2.36%	2.30%	2.25%	2.59%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $429,000 and $435,000 and the yield was 4.18% and 4.47%, prior to adjusting for federal income tax for the three months ended June 30, 2010 and 2009, respectively. Interest income on tax-exempt investment securities was $1.3 million for the nine months ended June 30, 2010 and 2009. The yield was 4.21% and 4.50%, prior to adjusting for federal income tax for the nine months ended June 30, 2010 and 2009, respectively.

Interest Income

Interest on loans decreased $899,000 or 14.4% to $5.3 million for the three months ended June 30, 2010, compared to $6.2 million in the same period in 2009. Interest on loans decreased $3.6 million or 17.8% to $16.6 million for the nine months ended June 30, 2010, compared to $20.2 million in the same period in 2009. The decrease for both periods reflects both a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. For the three-month period ended June 30, 2010, the average outstanding loan balances decreased $62.3 million or 13.7% and the average yield decreased by 5 basis points from 5.49% in the prior period to 5.44% in the current period. For the nine-month period ended June 30, 2010, the average outstanding loan balances decreased $64.3 million or 13.8% and the average yield decreased by 26 basis points from 5.77% in the prior period to 5.51% in the current period. The average loan balances continued to decrease primarily due to increases in principal repayments mainly caused by customers refinancing their mortgage loans. Also, due to the current low interest rate environment, for asset/liability purposes, the Bank continues to sell most of the fixed rate, single-family mortgage loans that it originates.

Interest on mortgage-backed securities decreased $111,000 or 12.4% to $783,000 for the three-month period ended June 30, 2010, compared to $894,000 in the same period in 2009. Interest on mortgage-backed securities decreased $738,000 or 24.3% to $2.3 million for the nine-month period ended June 30, 2010, compared to $3.0 million in the same period in 2009. The decrease for both periods reflects a decrease in the average yield earned on the portfolio, partially offset by an increase in the average balance of mortgage-backed securities owned. For the three-month period ended June 30, 2010, the average balance of mortgage-backed securities increased $16.1 million or 18.9% and the average yield decreased by 111 basis points from 4.20% in the prior period to 3.09% in the current period. For the nine-month period ended June 30, 2010, the average balance of mortgage-backed securities increased $4.8 million or 5.3% and the average yield decreased by 126 basis points from 4.45% in the prior period to 3.19% in the current period. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $174,000 or 12.7% to $1.2 million for the three months ended June 30, 2010, as compared to $1.4 million in the same period in 2009. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $773,000 or 17.5% to $3.6 million for the nine months ended June 30, 2010, as compared to $4.4 million in the same period in 2009. The decrease for both periods reflects a decrease in the yield earned on these investments, partially offset by an increase in the average balance of investment securities in the portfolio. For the three-month period ended June 30, 2010 the average balance of interest-bearing demand deposits with other institutions and investment securities increased $24.1 million or 15.1% and the average tax-equivalent yield decreased by 89 basis points from 3.93% in the prior period to 3.04% in the current period. For the nine-month period ended June 30, 2010 the average balance of interest-bearing demand deposits with other institutions and investment securities increased $40.2 million or 27.3% and the average tax-equivalent yield decreased by 150 basis points from 4.53% in the prior period to 3.03% in the current period. The higher average balance was primarily related to purchases of lower risk municipal, government, and agency securities. The decrease in the yields are a result of the current lower interest rate environment.

Interest Expense

Interest on deposits decreased $784,000 or 37.6% to $1.3 million for the three-month period ended June 30, 2010, as compared to $2.1 million during the same period in 2009. Interest on deposits decreased $2.3 million or 35.3% to $4.3 million for the nine-month period ended June 30, 2010, as compared to $6.6 million in the same period in 2009. The decrease for both periods reflects a decrease in the average cost of the deposits, partially offset by an increase in the average balance of deposits. For the three-month period ended June 30, 2010 the average balance of deposits increased $2.1 million or 0.5% and the average yield decreased by 80 basis points from 2.12% in the prior period to 1.32% in the current period. For the nine-month period ended June 30, 2010 the average balance of deposits increased $13.5 million or 3.5% and the average yield decreased by 86 basis points from 2.30% in the prior period to 1.44% in the current period. Management continues to try to attract and retain deposit accounts. The Company manages its cost of interest bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $15,000 or 1.2% to $1.3 million for the three-month period ended June 30, 2010, as compared to the same period in 2009. Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $37,000 or 1.0% to $3.8 million for the nine-month period ended June 30, 2010, as compared to the same period in 2009. The decrease for the three-month period ended June 30, 2010 reflects both a decrease in the cost of these funds and a lower level of average securities sold under agreement to repurchase. The decrease for the nine-month period ended June 30, 2010 reflects a decrease in the cost of these funds, partially offset by a slightly higher level of average securities sold under agreement to repurchase. For the three-month period ended June 30, 2010 the average balance of securities sold under agreement to repurchase decreased $857,000 or 0.8% and the average yield decreased by 2 basis points from 4.77% in the prior period to 4.75% in the current period. For the nine-month period ended June 30, 2010 the average balance of securities sold under agreement to repurchase increased $598,000 or 0.6% and the average yield decreased by 7 basis points from 4.86% in the prior period to 4.79% in the current period. The Bank had $95.0 million of wholesale structured borrowings outstanding at June 30, 2010 and 2009.

Interest on short-term borrowings, including Federal Home Loan Bank (“FHLB”) “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, was relatively unchanged for the three-month period ended June 30, 2010, as compared to the same period in 2009. Interest on short-term borrowings, including FHLB “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax and loan notes, decreased $117,000 or 95.9% to $5,000 for the nine-month period ended June 30, 2010, as compared to $122,000 in the same period in 2009. The decrease for the nine-month period ended June 30, 2010 reflects both a decrease in the average cost of these borrowings as well as a decrease in the average balance of these borrowings. For the nine-month period ended June 30, 2010 the average balance of short-term borrowings decreased $24.3 million or 90.6% and the average yield decreased by 38 basis points from 0.61% in the prior period to 0.23% in the current period. The decrease in average balance of short-term borrowings was a result of the increase in average deposit balances and decrease in average net loan balances. The decrease in the rates paid reflects lower short-term market interest rates.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $362,000 or 29.9% to $847,000 for the three-month period ended June 30, 2010, as compared to $1.2 million in the same period in 2009. Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $483,000 or 13.1% to $3.2 million for the nine-month period ended June 30, 2010, as compared to $3.7 million in the same period in 2009. The decrease for both periods reflects both a decrease in the average balance of the debt and a decrease in the average cost of the debt. For the three-month period ended June 30, 2010 the average balance of long-term debt decreased $26.1 million or 22.0% and the average yield decreased by 42 basis points from 4.09% in the prior period to 3.67% in the current period. For the nine-month period ended June 30, 2010 the average balance of long-term debt decreased $11.1 million or 9.4% and the average yield decreased by 17 basis points from 4.15% in the prior period to 3.98% in the current period. The decrease in average balance was attributed to the Company using its excess cash to pay off $26.7 million in FHLB advances that matured during the current year. As noted above, the excess liquidity resulted from the increase in average deposit balances and a decrease in net loan average balances resulting from increased prepayments.

Interest on subordinated debt was relatively unchanged for the three months ended June 30, 2010, as compared to the same period in 2009. Interest on subordinated debt decreased $3,000 or 1.0% to $305,000 for the nine months ended June 30, 2010, as compared to $308,000 in the same period in 2009. The decrease for the nine-month period ended June 30, 2010 reflects a decrease in the average cost of these floating-rate debentures while the average balance remained unchanged. For the nine-month period ended June 30, 2010 the average cost decreased by 4 basis points from 5.32% in the prior period to 5.28% in the current period. The decrease in interest expense on subordinated debt for the nine months ended June 30, 2010 and 2009 was net of $209,000 and $116,000, respectively, in interest expense on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt.

Net Interest Income

The Company’s net interest income decreased $23,000 or 0.6% to $3.8 million, for the three-month period ended June 30, 2010, as compared to the same period in 2009. The Company’s net interest income decreased $2.1 million or 16.2% to $11.0 million, for the nine-month period ended June 30, 2010, as compared to $13.1 million in the same period in 2009. Interest income decreased $1.2 million or 13.9% to $7.3 million and decreased $5.1 million or 18.4% to $22.5 million, for the three and nine-month periods ended June 30, 2010, respectively, as compared to $8.5 million and $27.6 million in the same periods in 2009. The decrease for both periods reflects both a decrease in the average balance of interest earning assets and a decrease in the yields earned on these assets. Interest expense decreased $1.2 million or 24.8% to $3.5 million and decreased $3.0 million or 20.4% to $11.6 million, for the three and nine-month periods ended June 30, 2010, respectively, as compared to $4.7 million and $14.6 million in the same periods in 2009. The decrease for both periods reflects both a decrease in the average balance of interest- bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. For the three months ended June 30, 2010 and 2009 the ratio of average interest-earning assets to average interest-bearing liabilities was 111.8% and 110.8%, respectively. For the nine months ended June 30, 2010 and 2009 the ratio of average interest-earning assets to average interest-bearing liabilities was 110.2% and 109.6%, respectively.

Provision for Loan Losses

The provision for loan losses was $500,000 for the three-month period ended June 30, 2010, as compared to $270,000 for the same period in 2009. The provision for loan losses was $1.1 million for the nine-month period ended June 30, 2010, as compared to the same period in 2009. At June 30, 2010 and September 30, 2009, the allowance for loan losses was $5.7 million. Net loan charge-offs were $313,000 for the three months ended June 30, 2010 as compared to net loan charge-offs of $399,000 for the three months ended June 30, 2009. Net loan charge-offs were $1.1 million for the nine months ended June 30, 2010 as compared to net loan charge-offs of $941,000 for the nine months ended June 30, 2009. Significant charge-offs during the current nine-month period include five installment loans with an aggregate balance of $91,000, two commercial real estate loans with an aggregate balance of $109,000, and seventeen commercial business loans with an aggregate balance of $867,000.

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

Non-interest Income

Excluding OTTI charges of $912,000 and $2.4 million for the three and nine months ended June 30, 2010, respectively, and $1.4 million and $3.1 million for the three and nine months ended June 30, 2009, respectively, total non-interest or other income decreased $614,000 or 38.8% to $969,000 and increased $614,000 or 18.2% to $4.0 million for the three and nine month periods ended June 30, 2010, respectively, as compared to $1.6 million and $3.4 million during the same periods in 2009. The decrease for the three-month period ended June 30, 2010 is primarily attributed to a decrease in loan service charges and fees, a decrease in gains on sales of loans, a decrease in gains on loan interest rate swaps, and a decrease in earnings on cash surrender value of life insurance, partially offset by an increase in ATM fees. The increase for the nine-month period ended June 30, 2010 is primarily attributed to an increase in realized gains on sales of securities, an increase in ATM fees, and an increase in non-insured investment products income, partially offset by a decrease in loan service charges and fees, a decrease in gains on sales of loans, a decrease in deposit service charges and fees, and a decrease in earnings on cash surrender value of life insurance.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, were $170,000 and $448,000 for the three and nine months ended June 30, 2010 as compared to $208,000 and $475,000 during the same periods in 2009. The decrease for the three and nine months ended June 30, 2010 is primarily attributed to a decrease in title insurance fees and a decrease in miscellaneous fees collected on residential mortgage loans, partially offset by an increase in loan satisfaction fees.

The Company recognized $3,000 in net realized losses on the sales of securities for the three months ended June 30, 2010. The Company recognized $1.0 million in net realized gains on the sales of securities for the nine months ended June 30, 2010. There were no gains or losses on sales of securities for the three and nine months ended June 30, 2009. The current period sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

Impairment charges on securities were $912,000 and $1.4 million for the three months ended June 30, 2010 and 2009, respectively. The impairment charges for the current period relate to the Company’s investments in three pooled trust preferred securities and one private label mortgage-backed security. The trust preferred impairment charges resulted from several factors, including a downgrade in their credit ratings, their failure to pass their principal coverage tests, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on the trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. The private label mortgage-backed security impairment charge resulted from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. The impairment charges for the prior period relate to the Company’s investments in two pooled trust preferred securities. Impairment charges on securities were $2.4 million and $3.1 million for the nine months ended June 30, 2010 and 2009, respectively. The impairment charges for the current nine-month period relate to the Company’s investments in six pooled trust preferred securities and one private label mortgage-backed security. The trust preferred impairment charges resulted from several factors, including a downgrade in their credit ratings, their failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on the trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. The private label mortgage-backed security impairment charge resulted from a downgrade in its credit rating, as well as an independent third-party analysis of the underlying collateral for the bond. The impairment charges for the prior year nine-month period relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund, Freddie Mac preferred stock, and its investment in two pooled trust preferred securities.

Gains on the sales of loans were $83,000 and $304,000 for the three and nine-month period ended June 30, 2010, respectively, as compared to gains of $247,000 and $402,000 for the same periods in fiscal 2009. The three-month period ended June 30, 2010 results reflect the sale of approximately $5.0 million of fixed-rate, single-family mortgage loans, compared to $18.3 million of similar loan sales during the prior year period. The nine-month period ended June 30, 2010 results reflect the sale of approximately $19.6 million of fixed-rate, single-family mortgage loans, compared to $29.9 million of similar loan sales during the prior year period. Due to the low interest rate environment, the Bank continues to sell most of the fixed rate, single-family mortgage loans it originates.

The Company recognized a loss of $11,000 and $6,000 on its loan interest rate swap for the three and nine months ended June 30, 2010, respectively. The Company recognized a gain of $14,000 on its loan interest rate swap for the three months ended June 30, 2009 and a loss of $2,000 for the nine months ended June 30, 2009. As discussed in Note (9) above, during the first quarter of fiscal 2009 the Company entered into a $1.0 million fixed rate loan with one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC. It remains the only loan-related swap outstanding as of June 30, 2010.

Deposit service charges and fees decreased $6,000 or 1.7% to $351,000, and decreased $17,000 or 1.6% to $1.1 million for the three and nine months ended June 30, 2010, respectively, as compared to the same periods in 2009.

The decrease for both periods is attributed to a decrease in the net volume of fees collected for returned checks.

Automated teller machine (ATM) fees were $238,000 and $695,000 for the three and nine months ended June 30, 2010 as compared to $192,000 and $548,000 during the same periods in 2009. The increase for the three and nine months ended June 30, 2010 is attributed to an increase in the interchange fees earned on debit card transactions. The increase during the nine-month period is also due to a $45,000 incentive payment the Bank received to convert its ATM network.

Non-insured investment product income was $45,000 and $128,000 for the three and nine months ended June 30, 2010 as compared to $39,000 and $88,000 for the same periods in 2009. The increase for both periods is primarily attributed to an increase in the commissions earned on the sales of these products due to higher volumes of sales.

Earnings on cash surrender value of life insurance were $56,000 and $175,000 for the three and nine months ended June 30, 2010 as compared to $490,000 and $628,000 in the same periods in 2009. The decrease for both periods is primarily attributed to the Company recognizing $463,000 of bank owned life insurance earnings during the prior periods due to the death of a covered executive during the third quarter of fiscal 2009. There were no similar earnings recognized during the current periods.

Non-interest Expense

Total non-interest expense for the three-month period ended June 30, 2010 decreased to $3.6 million, as compared to $4.0 million for the same period in 2009. Total non-interest expense for the nine-month period ended June 30, 2010 increased to $11.1 million, as compared to $10.7 million for the same period in 2009. The decrease for the three months ended June 30, 2010 is primarily attributed to a decrease in compensation and benefits expense, a decrease in FDIC deposit insurance premiums, and a decrease in other operating expenses, partially offset by an increase in depreciation and amortization expense, an increase in losses on sales of foreclosed real estate, an increase in professional fees, and an increase in service bureau expense. The increase for the nine months ended June 30, 2010 is primarily attributed to an increase in compensation and benefits expense, an increase in office occupancy and equipment expense, an increase in depreciation and amortization expense, an increase in professional fees, an increase in service bureau expense, an increase in FDIC deposit insurance premiums, and an increase in other operating expenses.

Compensation and benefits expense was $2.0 million for the three-month period ended June 30, 2010, as compared to $2.1 million for the same period in 2009. Compensation and benefits expense was $6.1 million for the nine-month period ended June 30, 2010, relatively unchanged as compared to the same period in 2009. The decrease for the three months ended June 30, 2010 is attributed to a decrease in retirement fund expense and a decrease in commission expense, partially offset by an increase in life insurance expense. The increase for the nine months ended June 30, 2010 is attributed to an increase in life insurance expense and bonus expense, partially offset by a decrease in retirement fund expense. The increase in bonus expense is due to $198,000 of accrued bonus expense that was reversed during the nine-month period ended June 30, 2009 compared to $30,000 of bonus expense accrued during the nine-month period ended June 30, 2010. Discretionary bonuses were reduced in fiscal 2009. The increase in life insurance expense for the three and nine months ended June 30, 2010 is attributed to the Company recognizing $188,000 of bank owned life insurance earnings during the prior periods due to the death of a covered executive during the third quarter of fiscal 2009. There were no similar earnings during the current periods.

Office occupancy and equipment expense was $251,000 and $779,000 for the three and nine months ended June 30, 2010 as compared to $245,000 and $758,000 for the same period in 2009. The increase for the three-month period is primarily attributed to an increase in office repairs and maintenance expense, an increase in furniture, fixtures, and equipment expense, partially offset by a decrease in rent expense. The increase for the nine-month period is primarily attributed to an increase in office repairs and maintenance expense, an increase in furniture, fixtures, and equipment expense, and real estate taxes paid on office buildings related to the Company opening its new Shadyside branch location in August 2009, partially offset by a decrease in rent expense.

Depreciation and amortization expense was $131,000 and $399,000 for the three and nine months ended June 30, 2010 as compared to $118,000 and $360,000 for the same period in 2009. The increase for both periods is primarily attributed to the Company opening its new Shadyside branch location in August 2009.

Professional fees were $113,000 and $383,000 for the three and nine months ended June 30, 2010 as compared to $93,000 and $350,000 for the same period in 2009. The increase for the three months ended June 30, 2010 is primarily attributed to an increase in legal fees. The increase for the nine months ended June 30, 2010 is primarily attributed to an increase in legal fees, partially offset by a decrease in audit fees. The increase in legal fees is primarily related to collection efforts on delinquent loans. The decrease in audit fees for the nine-month period is primarily related to fees the Company paid to its former audit firm to consent on the Company’s Annual Report for the fiscal year ended September 30, 2008 and the related filings associated with the TARP Capital Purchase Program in December 2008. The Company paid these fees during the nine-month period ended June 30, 2009 and did not have similar fees for the nine-month period ended June 30, 2010.

Service bureau expense was $120,000 for the three-month period ended June 30, 2010, as compared to $97,000 for the same period in 2009. Service bureau expense was $428,000 and $317,000 for the nine-month periods ended June 30, 2010 and 2009, respectively. The increase for both periods is a result of the Bank continually expanding technology and new products and services.

Federal deposit insurance premiums were $292,000 and $923,000 for the three and nine months ended June 30, 2010, respectively, as compared to $745,000 and $839,000 for the same periods in 2009. The decrease for the three months ended June 30, 2010 is attributed to the FDIC imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009 but an estimate of $331,000 was recognized in the prior period ended June 30, 2009. There was no special assessment recognized in the current period. The increase for the nine months ended June 30, 2010 is attributed to recent increases in the base assessment rate and the assessment rate imposed on the Bank for its election to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guarantee Program which provides unlimited insurance coverage for non-interest bearing transaction accounts.

Other operating expenses were $579,000 for the three-month period ended June 30, 2010 compared to $588,000 for the same period in 2009. Other operating expenses were $1.8 million for the nine-month period ended June 30, 2010 compared to $1.7 million for the same period in 2009. The decrease for the three months ended June 30, 2010 is primarily attributed to a decrease in postage expense. The increase for the nine months ended June 30, 2010 is primarily attributed to an increase in postage expense, an increase in teller cash shortage expense, and an increase in debit card charge off expense.

Income Taxes

Total income tax benefit for the three-month period ended June 30, 2010 was $215,000, as compared to an income tax benefit of $542,000 for the three-month period ended June 30, 2009. Total income tax benefit for the nine-month period ended June 30, 2010 was $339,000, as compared to an income tax benefit of $298,000 for the prior-year period. The tax benefits for the current periods were significantly impacted by the OTTI charges during the respective periods. The OTTI charges recorded in the current periods caused pre-tax income to be lower than tax-exempt income, therefore a tax benefit was recorded. Tax-exempt income includes: income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended June 30, 2010 was $1.6 million and $391,000, respectively, compared to $1.7 million and $1.0 million, respectively, for the three-month period ended June 30, 2009. State and federal tax-exempt income for the nine-month period ended June 30, 2010 was $5.6 million and $1.2 million, respectively, compared to $5.3 million and $1.8 million, respectively, for the nine-month period ended June 30, 2009.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2010, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.32% and total risk-based capital as a percentage of risk-weighted assets of 13.57%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2010, the Company had a leverage ratio of 7.81%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2010, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.14% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2010, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.59%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2010, the total of approved loan commitments amounted to $3.0 million. In addition, the Company had $9.4 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $85.7 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2010	September 30, 2009
	(in thousands)
Commitments to grant loans	$2,974	$12,491
Unfunded commitments under lines of credit	70,154	72,804
Financial and performance standby letters of credit	1,429	1,293

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2010 for guarantees under standby letters of credit issued is not material.

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

Part II - Other Information

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

(a) Not applicable

(b) Not applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Report.

3.1	Articles of Incorporation (1)

3.2	Amended Bylaws (14)

3.3	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (15)

4.1	Common Stock Certificate (1)

4.2	Rights Agreement dated as of June 30, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)

4.3	Amendment No. 1 to Rights Agreement (4)

4.4*	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.5*	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators

4.6*	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.7	Form of Certificate for the Series B Preferred Stock (15)

4.8	Warrant for Purchase of Shares of Common Stock (15)

10.1**	Employee Stock Ownership Plan, as amended (1)

10.4**	1997 Employee Stock Compensation Program (6)

10.6**	1998 Group Term Replacement Plan (7)

10.8**	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)

10.9**	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)

10.10**	Salary Continuation Plan Agreement with Lisa L. Griffith (2)

10.11**	1998 Stock Compensation Plan (8)

10.12**	2000 Stock Compensation Plan (9)

10.13**	2001 Stock Compensation Plan (10)

10.14**	2002 Stock Compensation Plan (11)

10.15**	2005 Stock-Based Incentive Plan (12)

10.16**	Form of Directors Indemnification Agreement (13)

10.17**	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)

10.18**	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)

10.19**	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)

10.20**	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)

10.21**	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)

10.22	Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (15)

10.23**	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

10.24**	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).
(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed June 30, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(5)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed December 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date: August 13, 2010	By:	/S/ RICHARD G. SPENCER
Richard G. Spencer President and Chief Executive Officer

Date: August 13, 2010	By:	/S/ LISA L. GRIFFITH
Lisa L. Griffith Sr. Vice President and Chief Financial Officer