Form 10-K
period 2010-09-30
FIDELITY BANCORP INC
filed 2010-12-22
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐  Yes     ☒  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s Common Stock reported on the Nasdaq Global Market on March 31, 2010 was $11.8 million. Solely for purposes of this calculation, the term “affiliate” includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant’s voting securities.

As of December 2, 2010, the Registrant had outstanding 3,050,190 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.        Portions of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders. (Part III)

FIDELITY BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended September 30, 2010

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (“the FRB”); inflation; interest rate, market and monetary fluctuations; the timely development and acceptance of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; laws concerning taxes, banking, securities, and insurance; technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank, incorporated in 1927, conducts business from thirteen full service offices located in Allegheny and Butler counties, two of the five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank’s wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank’s fixed-rate residential mortgage loan portfolio, which may include engaging in mortgage securitization transactions. FBIC, Inc. has not completed any mortgage securitization transactions to date. Total assets of FBIC, Inc. as of September 30, 2010 were $91.7 million.

The Company’s executive offices are located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237 and its telephone number is (412) 367-3303. The Company maintains a website at www.fidelitybancorp-pa.com.

Competition

The Bank is one of many financial institutions serving its market area. The competition for deposit products and loan originations comes from other depository institutions such as commercial banks, thrift institutions, and credit unions in the Bank’s market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank competes for loans with a variety of non-depository institutions such as mortgage brokers, finance companies, and insurance companies. Based on data compiled by the FDIC, the Bank had a 0.60% share of all FDIC-insured deposits in the Pittsburgh Metropolitan Statistical Area as of June 30, 2010, the latest date for which such data was available, ranking it 18th among 57 FDIC-insured institutions. This data does not reflect deposits held by credit unions with which the Bank also competes.

Lending Activities

The Bank’s principal lending activity is the origination of loans secured primarily by first mortgage liens on existing single-family residences in the Bank’s market area. At September 30, 2010, the Bank’s loan portfolio included $129.3 million of residential loans, $1.8 million of residential construction loans, $95.6 million of commercial and multi-family real estate loans, and $26.0 million of commercial construction loans. The Bank also engages in consumer installment lending primarily in the form of home equity loans. At September 30, 2010, the Bank had $72.0 million in home equity loans in the portfolio. Substantially all of the Bank’s borrowers are located in the Bank’s market area and would be expected to be affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by loan type in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At September 30,
	2010		2009		2008		2007		2006
	$	%	$	%	$	%	$	%	$	%
	(Dollar amounts in thousands)
Real estate loans:
Residential:
Single-family (1-4 units)	$129,269	33.2%	$164,718	38.4%	$215,940	45.4%	$226,791	47.6%	$219,031	48.1%
Multi-family (over 4 units)	40	-	82	-	154	-	239	0.1	259	0.1
Construction:
Residential	1,762	0.5	1,707	0.4	8,580	1.8	8,539	1.8	13,369	2.9
Commercial	25,997	6.7	26,879	6.3	26,519	5.6	24,363	5.1	19,147	4.2
Commercial	95,592	24.6	97,086	22.6	84,074	17.7	79,206	16.7	72,171	15.8

Total real estate loans	252,660	65.0	290,472	67.7	335,267	70.5	339,138	71.3	323,977	71.1
Installment loans	75,794	19.5	84,381	19.6	94,654	19.9	95,628	20.1	93,306	20.5
Commercial business loans and leases	60,210	15.5	54,534	12.7	45,527	9.6	40,953	8.6	38,166	8.4

Total loans receivable	388,664	100.0%	429,387	100.0%	475,448	100.0%	475,719	100.0%	455,449	100.0%

Less:
Loans in process	(9,581)		(13,778)		(11,265)		(13,752)		(13,369)
Unearned discounts and fees	(190)		(120)		27		(11)		(136)
Allowance for loan losses	(5,821)		(5,702)		(3,424)		(3,027)		(2,917)

Net loans receivable	$373,072		$409,787		$460,786		$458,929		$439,027

Loan Portfolio Sensitivity. The following table sets forth the estimated maturity of the Company’s loan portfolio at September 30, 2010. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $96.3 million for the year ended September 30, 2010. All loans are shown as maturing based on contractual maturities. Demand loans, loans which have no stated maturity and overdrafts are shown as due in one year or less.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
	(Dollar amounts in thousands)
Real estate loans:
Residential	$435	$3,051	$125,823	$129,309
Commercial	12,491	31,866	51,235	95,592
Construction	9,104	10,831	7,824	27,759
Installment loans	8,252	9,860	57,682	75,794
Commercial business loans and leases	37,860	12,905	9,445	60,210

Total	$68,142	$68,513	$252,009	$388,664

The following table sets forth the dollar amount of all loans at September 30, 2010, due after September 30, 2011, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollar amounts in thousands)
Real estate loans
Residential	$81,142	$47,732	$128,874
Commercial	42,127	40,974	83,101
Construction	4,689	13,966	18,655
Installment loans	48,618	18,924	67,542
Commercial business loans and leases	11,539	10,811	22,350

Total	$188,115	$132,407	$320,522

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

Residential Real Estate Lending. The Bank originates single-family residential loans and residential construction loans which provide for periodic interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15, 20, or 30-year terms and interest rates which adjust every one, three, or five years generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of the applicable time period. In addition, the Bank offers adjustable-rate mortgages that adjust according to the rates on one-year U.S. Treasury Securities after an initial period of three or five years. There is generally a two percentage point cap or limit on any increase or decrease in the interest rate per year with a five or six percentage point limit on the amount by which the interest rate can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2010 approximately $47.8 million or 37.0% of the residential mortgage loans in the Bank’s loan portfolio consisted of loans which provide for adjustable rates of interest.

The Bank also originates fixed-rate, single-family residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2010, approximately $81.5 million or 63.0% of the residential mortgage loans in the Bank’s loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank’s experience that such loans have remained outstanding for a substantially shorter period of time. The Bank’s policy is to enforce the “due-on-sale” clauses contained in most of its fixed-rate, adjustable-rate, and conventional mortgage loans which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and thus contributes to shortening the average lives of such loans.

The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount of $417,000 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $417,000. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis. The Bank principally lends on owner-occupied residential properties with only $3.8 million in residential mortgages secured by non-owner-occupied properties.

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

Commercial and Multi-family Real Estate Lending. In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family residential real estate. The Bank’s commercial real estate loans are secured by retail stores, suburban office buildings, self-storage centers, and a variety of other commercial properties. Over 95% of this type of lending is done within the Bank’s primary market area. At September 30, 2010, the Bank’s portfolio included $95.6 million of commercial real estate and $40,000 of multi-family residential real estate loans.

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

Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2010, home equity loans amounted to $72.0 million or 95.0% of the Bank’s total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower’s residence. Home equity loans are made at fixed and adjustable rates for terms of up to 20 years and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

Consumer loans consist of motor vehicle loans, other types of secured consumer loans, and unsecured personal loans. At September 30, 2010, these loans amounted to $1.5 million, which represented 1.9% of the Bank’s total installment loan portfolio. At September 30, 2010, motor vehicle loans amounted to $71,000 and unsecured loans and loans secured by property other than real estate amounted to $1.4 million.

The Bank also makes other types of installment loans such as savings account loans, personal lines of credit, and overdraft loans. At September 30, 2010, these loans amounted to $2.3 million or 3.1% of the total installment loan portfolio. That total consisted of $473,000 of savings account loans, $1.8 million of personal lines of credit, and $97,000 of overdraft loans.

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

Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable, and to finance inventory as well as other business purposes. At September 30, 2010, commercial business loans amounted to $60.0 million or 16.1% of the total net loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2010, commercial leases amounted to $186,000 or 0.05% of the total net loan portfolio.

Loan Servicing and Sales. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership, and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank did not recognize any loan servicing fee income for the year ended September 30, 2010. As of September 30, 2010, there were no outstanding loans serviced for others.

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

The Bank sells fixed-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank, however, the loan is priced slightly higher and retained in the Bank’s loan portfolio. For the year ended September 30, 2010, the Bank sold $30.3 million of fixed-rate mortgage loans.

Loan Approval Authority and Underwriting. Applications for all types of loans are taken at the Bank’s home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, an interview with the applicant is conducted at the branch office by a branch manager. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers, and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee consisting of the Chairman, President, Chief Lending Officer, and Chief Financial Officer, to approve first mortgages on single-family residences of up to $750,000, commercial first mortgages of up to $750,000, home equity loans of up to $300,000, secured consumer loans of up to $75,000, unsecured consumer loans of up to $50,000, and commercial loans up to $500,000. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank’s President to approve first mortgages on single-family residences, commercial first mortgages, home equity, secured consumer, unsecured consumer, and commercial loans up to the FNMA conforming loan limit (currently $417,000), $200,000, $200,000, $75,000, $50,000, and $200,000, respectively. The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President has delegated to the Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans, and unsecured personal loans up to $75,000, $75,000, and $50,000, respectively; to approve one-to-four family first mortgage loans up to the FNMA conforming loan limit (currently $417,000); to approve home equity loans up to $200,000 if the amount of the loan plus prior indebtedness is not in excess of an 80% loan-to-value ratio; to approve home equity loans up to $100,000 if the amount of the loan plus prior indebtedness is in excess of 80%; to approve commercial loans up to $200,000; and to approve checking account overdraft protection loans that conform to the parameters of the program.

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

Included in classified assets were the following non-accrual loans at September 30, 2010: nineteen single-family residential real estate loans totaling $1.9 million, six commercial real estate loans totaling $7.2 million, twenty one home equity and installment loans totaling $1.2 million, and three commercial business loans totaling $70,000. Certain other loans, while performing as of September 30, 2010, were classified as special mention, substandard, doubtful, or loss. Performing loans, which were classified as of September 30, 2010, included one single-family residential real estate loan totaling $30,000, thirteen commercial real estate loans totaling $15.0 million, eighteen home equity and installment loans totaling $327,000, and six commercial business loans totaling $492,000. While these loans are currently performing, they have been classified for one of the following reasons: the loan is ninety days past due, however, interest is less than ninety days past due; the borrower has filed for bankruptcy; other loans to the borrower are non-performing; internal loan review has identified a deterioration of the borrower’s financial capacity or a collateral shortfall; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan was previously nonperforming but will retain its classification status because the loan is now thirty to ninety days past due. For the same reasons performing loans have been classified, there are performing loans that have been designated impaired. Impaired loans were $18.1 million at September 30, 2010. At September 30, 2010, performing loans designated as impaired included eight commercial real estate loans totaling $10.4 million and five commercial business loans totaling $461,000. Conversely, there are approximately $3.0 million of residential mortgage and consumer loans which are non-performing, however are collectively evaluated for impairment for which no impairment was noted at September 30, 2010. See “Nonperforming Loans and Foreclosed Real Estate.”

Included in classified assets were the following non-accrual loans at September 30, 2009: thirteen single-family residential real estate loans totaling $1.4 million, seven commercial real estate loans totaling $11.8 million, thirteen home equity and installment loans totaling $350,000, and eleven commercial business loans totaling $1.4 million. Certain other loans, while performing as of September 30, 2009, were classified as special mention, substandard, doubtful, or loss. Performing loans, which were classified as of September 30, 2009, included one single-family residential real estate loan totaling $37,000, nine commercial real estate loans totaling $9.2 million, eleven home equity and installment loans totaling $368,000, and seven commercial business loans totaling $678,000. While these loans are currently performing, they have been classified for one of the following reasons: the loan is ninety days past due, however, interest is less than ninety days past due; other loans to the borrower are non-performing; internal loan review has identified a deterioration of the borrower’s financial capacity or a collateral shortfall; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan was previously nonperforming but will retain its classification status because the loan is now thirty to ninety days past due. See “Nonperforming Loans and Foreclosed Real Estate.”

Included in classified assets were the following non-accrual loans at September 30, 2008: ten single-family residential real estate loans totaling $701,000, three commercial real estate loans totaling $3.0 million, twenty-three home equity and installment loans totaling $676,000, and eight commercial business loans totaling $1.4 million. Certain other loans, while performing as of September 30, 2008, were classified as special mention, substandard, doubtful, or loss. Performing loans, which were classified as of September 30, 2008, included one single-family residential real estate loan totaling $636,000, four commercial real estate loans totaling $3.9 million, and seven commercial business loans totaling $418,000. While these loans are currently performing, they have been classified for one of the following reasons: the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan was previously nonperforming but will retain its classification status because the loan is now thirty to ninety days past due. See “Nonperforming Loans and Foreclosed Real Estate.”

The following table sets forth the Company’s classified assets in accordance with its classification system.

	At September 30,
	2010	2009	2008
	(Dollar amounts in thousands)
Special Mention	$2,929	$-	$1,018
Substandard	23,208	24,746	9,709
Doubtful	117	417	-

	$26,254	$25,163	$10,727

Classified assets increased during fiscal 2010 as compared to fiscal 2009 primarily due to eleven residential real estate loans totaling $1.1 million and thirteen commercial real estate loans totaling $15.0 million that were classified as of September 30, 2010 and not classified as of September 30, 2009. The increase in classified assets during fiscal 2010 was partially offset by loans that were subsequently cured after September 30, 2009. Classified assets increased during fiscal 2009 as compared to fiscal 2008 primarily due to twelve commercial real estate loans totaling $17.2 million that were classified as of September 30, 2009 and not classified as of September 30, 2008.

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

The following table sets forth information regarding the Company’s non-accrual loans and foreclosed real estate at the dates indicated. The Company had accruing loans past due 90 days or more of $1.4 million, $2.4 million, $653,000, at September 30, 2010, 2009, and 2008, respectively. Such loans consisted of commercial real estate loans, commercial business loans, and commercial lines of credit which were outstanding past their contractual maturity dates. In each case, such loans were otherwise current in accordance with their terms and the Company does not consider them nonperforming. The recorded investment in loans that are considered to be impaired under U.S. generally accepted accounting principles was $18.1 million at September 30, 2010, for which the related allowance for credit losses was $1.5 million. Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $687,000 for the year ended September 30, 2010. During the year ended September 30, 2010, $318,000 in interest income was recorded on such loans.

	At September 30,
	2010	2009	2008	2007	2006
	(Dollar amounts in thousands)
Non-accrual loans:
Residential real estate loans (1-4 family)	$1,939	$1,397	$701	$831	$403
Construction, multi-family, and commercial real estate	7,151	11,772	2,993	5,628	344
Installment loans	1,212	350	676	340	238
Commercial business loans and leases	70	1,386	1,357	1,947	1,700

Total nonperforming loans	$10,372	$14,905	$5,727	$8,746	$2,685

Total nonperforming loans as a percent of net loans receivable	2.78%	3.64%	1.24%	1.91%	0.61%

Total foreclosed real estate, net	$398	$103	$170	$52	$215

Total nonperforming loans and foreclosed real estate as a percent of total assets	1.55%	2.05%	0.81%	1.21%	0.40%

Nonperforming loans decreased to $10.4 million (2.78% of net loans receivable) at September 30, 2010 compared to $14.9 million (3.64% of net loans receivable) at September 30, 2009. At September 30, 2010, non-accrual loans consisted of nineteen 1-4 family residential real estate loans totaling $1.9 million, six commercial real estate loans totaling $7.2 million, twenty-one installment loans totaling $1.2 million, and three commercial business loans totaling $70,000.

The decrease in non-performing loans during fiscal 2010 as compared to fiscal 2009 is primarily attributed to a $3.5 million commercial participation loan to a borrower in the restaurant industry that was non-performing during fiscal 2009 but was not considered non-performing at September 30, 2010. The Company originally agreed to a restructure of this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations and to improve its cash flows during this difficult economic period. The Company has never had any payment delinquency with this borrower. The borrower is making principal and interest payments in accordance with a new loan agreement and with the most recent Shared National Credit Examination this loan was removed from non-accrual status. A $144,000 specific reserve has been established against this credit.

The increase in non-performing loans during fiscal 2009 as compared to fiscal 2008 is primarily attributed to a $3.5 million commercial participation loan to a borrower in the restaurant industry, two commercial real estate loans totaling $5.2 million to the same borrower for the acquisition of land with two commercial-zoned buildings, and a $2.3 million commercial loan to a borrower for the acquisition of a commercial property.

At September 30, 2010, the Company did not have any potential problem loans that were not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present repayment terms.

Allowance for Loan Losses

Management establishes reserves for estimated losses on loans based upon its evaluation of the inherent risks in the loan portfolio. The adequacy of the allowance is determined by management through the evaluation of such pertinent factors as the growth and composition of the loan portfolio, historical loss experience, the level and trend of past due and non-performing loans, the general economic conditions affecting the collectibility of loans in the portfolio, and other relevant factors. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, home equity, and consumer loans are evaluated in the aggregate using historical loss factors and other data. Large balance and/or more complex loans, such as multi-family and commercial real estate loans may be evaluated on an individual basis and are also evaluated in the aggregate to determine adequate reserves. As individually significant loans become impaired, specific reserves are assigned to the extent of impairment. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses of $5.8 million as of September 30, 2010 is adequate to absorb probable loan losses in the portfolio.

The following table sets forth the rollforward of the Bank’s allowance for loan losses.

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(Dollar amounts in thousands)
Balance at beginning of period	$5,702	$3,424	$3,027	$2,917	$2,596

Provision for loan losses	1,600	5,870	1,260	575	600
Charge offs:
Residential real estate	(13)	(138)	(102)	(11)	(7)
Commercial real estate	(109)	(2,437)	(150)	(14)	(9)
Installment	(297)	(296)	(164)	(135)	(252)
Commercial	(1,136)	(842)	(531)	(362)	(58)

Total	(1,555)	(3,713)	(947)	(522)	(326)
Recoveries:
Residential real estate	30	44	-	7	-
Commercial real estate	-	-	-	9	-
Installment	33	26	73	24	39
Commercial	11	51	11	17	8

Total	74	121	84	57	47

Net charge-offs	(1,481)	(3,592)	(863)	(465)	(279)

Balance at end of period	$5,821	$5,702	$3,424	$3,027	$2,917

Ratio of net charge-offs during the period to average loans outstanding during the period	0.37%	0.79%	0.19%	0.10%	0.07%

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

	At September 30,
	2010		2009		2008		2007		2006
	$	%	$	%	$	%	$	%	$	%
	(Dollar amounts in thousands)
Residential real estate loans	$236	33.2%	$279	38.4%	$474	45.4%	$452	47.7%	$369	48.2%
Commercial real estate loans	3,255	24.6	3,538	22.6	742	17.7	743	16.7	723	15.8
Construction loans	45	7.2	49	6.7	67	7.4	150	6.9	256	7.1
Installment loans	371	19.5	360	19.6	205	19.9	226	20.1	263	20.5
Commercial business loans and leases	1,914	15.5	1,476	12.7	1,936	9.6	1,456	8.6	1,306	8.4

Total	$5,821	100.0%	$5,702	100.0%	$3,424	100.0%	$3,027	100.0%	$2,917	100.0%

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

Current regulatory and accounting guidelines regarding securities (including mortgage-backed securities) require us to categorize securities as “held-to-maturity,” “available-for-sale,” or “trading.” At September 30, 2010, the Bank had securities classified as “held-to-maturity” and “available-for-sale” in the amount of $74.8 million and $174.7 million, respectively and had no securities classified as “trading.” Securities classified as “available-for-sale” are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders’ equity net of income taxes. At September 30, 2010, the Company’s securities available-for-sale had an amortized cost of $176.9 million and fair value of $174.7 million. The changes in fair value in the available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available-for-sale do not affect the loans-to-one borrower limit.

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

The Company recorded impairment charges on securities of $3.6 million during fiscal 2010 compared to $5.1 million in fiscal 2009. During the fiscal year ended September 30, 2010, $3.5 million of impairment charges were recorded on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. During the fiscal year ended September 30, 2009, $3.5 million of impairment charges were recorded on five investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. For the fiscal year ended September 30, 2009 the Company recognized in earnings impairment charges of $1.3 million on equity securities. There were no impairment charges recognized on equity securities for the fiscal year ended September 30, 2010. Impairment charges of $1.2 million during the fiscal year ended September 30, 2009 were related to the Company’s holdings of the AMF Ultra Short Mortgage Fund. These impairment charges resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty had negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value had been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value. Additional impairment charges of $75,000 during the fiscal period ended September 30, 2009 related to the Company’s holdings of Freddie Mac preferred stock resulting from the significant decline in the value of these securities following the announcement by the Federal Housing Finance Agency (“FHFA”) that both Freddie Mac and Fannie Mae had been placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of both entities. Management of the Company deemed the impairment on the Freddie Mac stock to be other-than-temporary based upon the duration and extent to which the market value had been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuer. For the fiscal period ended September 30, 2010, the Company recognized in earnings impairment charges of $57,000 and in other comprehensive income non-credit impairment charges of $294,000 relating to one private label mortgage-backed security. The impairment charges resulted from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral of the bond. There were no impairment charges recognized for this security during the fiscal year ended September 30, 2009. For the fiscal period ended September 30, 2009, the Company also recognized in earnings impairment charges of $279,000 on corporate obligations. There were no impairment charges recognized on corporate obligations for the fiscal year ended September 30, 2010. The impairment charges for fiscal 2009 relate to the Company’s holding of one corporate bond issued by a large commercial and consumer finance company which had filed a plan for reorganization under federal bankruptcy laws. Based on the factors concerning the issuer, management of the Company deemed the impairment on this security to be other-than-temporary.

At September 30, 2010, the Bank’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) municipal obligations; (iv) mortgage-backed securities and collateralized mortgage obligations; (v) certificates of deposit; (vi) investment grade corporate bonds; (vii) real estate mortgage investment conduits; and (viii) equity securities and mutual funds. The Board of Directors may authorize additional investments.

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

Investment and Mortgage-Backed Securities Portfolio

The following tables set forth the composition and amortized cost of the Bank’s investment and mortgage-backed securities at the dates indicated.

Investment Securities

	At September 30,
	2010	2009	2008
	(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency	$49,442	$50,999	$19,998
Municipal obligations	27,838	22,708	17,157
Corporate obligations	7,980	14,563	14,076
Mutual funds(1)	8,716	9,605	11,729
FreddieMac preferred stock	-	-	75
Equity securities	3,685	4,144	4,064
Trust preferred securities	16,695	21,394	25,175

Total	$114,356	$123,413	$92,274

Held-to-maturity:
U.S. government and agency	$20,064	$15,106	$19,019
Municipal obligations	16,514	19,387	20,595
Corporate obligations	-	1,718	1,993

Total	$36,578	$36,211	$41,607

(1)	Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, and the CRA Qualified Investment Fund.

At September 30, 2010, non-U.S. Government and U.S. Government agency or corporation securities that exceeded ten percent of stockholders’ equity are as follows. The AMF Ultra Short Mortgage Fund invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises which are no longer rated. In 2008, the Fund was closed to new investors and limitations were placed on redemptions. In 2010, the Fund was reopened and the restrictions on redemptions was lifted.

Issuer	Book Value	Fair Value
	(Dollar amounts in thousands)
The AMF Ultra Short Mortgage Fund	$6,123	$6,591

Mortgage-Backed Securities

	At September 30,
	2010	2009	2008
	(Dollar amounts in thousands)
Available-for-sale:
GNMA	$12,009	$6,138	$9,327
FNMA	15,017	14,024	16,230
FHLMC	10,998	6,816	8,726
GNMA Remic	8,254	3,905	6,095
FNMA Remic	2,770	4,449	3,993
FHLMC Remic	4,308	7,607	8,075
FHLB Remic	-	1,230	1,625
Collateralized mortgage obligations	3,483	4,647	8,928
Small Business Administration	5,754	-	-

Total	$62,593	$48,816	$62,999

Held-to-maturity:
GNMA	$894	$2,102	$323
FNMA	3,995	5,289	7,092
FHLMC	2,042	4,713	7,115
GNMA Remic	10,794	4,984	-
FNMA Remic	4,417	2,578	1,051
FHLMC Remic	12,650	11,356	11,531
Collateralized mortgage obligations	3,457	5,215	6,685

Total	$38,249	$36,237	$33,797

The following tables set forth the amortized cost of each category of investment securities of the Bank at September 30, 2010 which mature during each of the periods indicated and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents, assuming a 34% tax rate.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency	$6,004	1.22%	$31,443	1.88%	$7,998	1.83%	$3,997	3.02%	$49,442	1.88%
Municipal obligations	-	-	3,031	2.97	10,323	3.88	14,484	4.41	27,838	4.06
Corporate obligations	4,009	2.99	1,976	4.55	-	-	1,995	1.51	7,980	3.01
Mutual funds[1]	8,716	3.16	-	-	-	-	-	-	8,716	3.16
Equity securities	3,685	4.24	-	-	-	-	-	-	3,685	4.24
Trust preferred securities	-	-	135	2.64	-	-	16,560	2.36	16,695	2.36

Total	$22,414	2.79%	$36,585	2.11%	$18,321	2.98%	$37,036	3.19%	$114,356	2.73%

Held-to-maturity:
U.S. government and agency	$-	-%	$4,073	2.40%	$12,991	3.01%	$3,000	2.00%	$20,064	2.73%
Municipal obligations	-	-	325	3.58	6,899	4.24	9,290	4.83	16,514	4.56

Total	$-	-%	$4,398	2.48%	$19,890	3.44%	$12,290	4.14%	$36,578	3.56%

(1)	Consists of investments in the AMF Ultra Short Mortgage Fund, Access Capital Fund, and the CRA Qualified Investment Fund.

Information regarding the contractual maturities and weighted average yield of the Bank’s mortgage-backed securities portfolio at September 30, 2010 is presented below.

	Amounts at September 30, 2010 Which Mature In
	One Year or Less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total
	(Dollar amounts in thousands)
Available-for-sale:
GNMA	$-	$-	$290	$11,719	$12,009
FNMA	-	849	-	14,168	15,017
FHLMC	-	452	3,011	7,535	10,998
GNMA Remic	-	-	-	8,254	8,254
FNMA Remic	608	-	1,218	944	2,770
FHLMC Remic	-	-	2,264	2,044	4,308
Collateralized mortgage obligations	-	-	-	3,483	3,483
Small Business Administration	-	-	2,507	3,247	5,754

Total	$608	$1,301	$9,290	$51,394	$62,593

Weighted average yield	2.31%	3.83%	3.72%	3.51%	3.54%

Held-to-maturity:
GNMA	$-	$-	$-	$894	$894
FNMA	-	967	-	3,028	3,995
FHLMC	-	1,147	-	895	2,042
GNMA Remic	-	-	-	10,794	10,794
FNMA Remic	-	-	341	4,076	4,417
FHLMC Remic	-	-	3,633	9,017	12,650
Collateralized mortgage obligations	-	-	1,415	2,042	3,457

Total	$-	$2,114	$5,389	$30,746	$38,249

Weighted average yield	-%	3.87%	2.72%	2.26%	2.41%

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

Deposits. The Bank’s current deposit products include savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts, and certificates of deposit. Terms on interest-bearing deposit accounts range from three months to ten years. Included among these deposit products are Individual Retirement Account (“IRA”) certificates and Keogh Plan retirement certificates (collectively “retirement accounts”).

The Bank’s deposits are obtained primarily from residents of Allegheny and Butler Counties. The principal methods used by the Bank to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, on-line account opening, and convenient office locations and service hours. Also, during fiscal 2008, the Bank joined the Certificate of Deposit Account Registry Service (“CDARS”).

This service enables the Bank to provide customers with access to up to $50 million in FDIC insurance on CD investments. If a customer places a deposit using the CDARS service the deposit is divided into amounts under $250,000 and spread out among other banks that use CDARS making the full amount eligible for FDIC insurance. For this service, CDARS charges a fee ranging from 6 to 24 basis points depending on the term of the certificate. It is a deposit-gathering tool that the Bank is using to build more profitable relationships without having to pledge collateral. As of September 30, 2010 the Bank had $3.5 million of CDARS deposits.

The following table shows the distribution of, and certain other information relating to the Bank’s deposits by type as for the periods indicated.

	Year Ended September 30,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollar amounts in thousands)
Checking accounts:
Non-interest-bearing	$48,669	- %	$40,629	-%	$35,757	-%
Interest-bearing	50,064	0.14	45,783	0.29	42,434	0.68
Savings accounts	63,101	0.40	58,089	0.89	54,930	1.10
Money market accounts	102,223	0.69	97,186	1.58	100,356	2.59
Certificate accounts	181,889	2.43	187,306	3.03	189,764	4.36

Total	$445,946	1.22%	$428,993	1.83%	$423,241	2.78%

In recent years, the Bank has been required by market conditions to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates than regulated fixed-rate, fixed-term certificates that were historically the Bank’s primary source of deposits. As a result of de-regulation and consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2010, the Bank’s total retirement funds were $46.5 million or 10.5% of its total deposits.

The Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area, but does not necessarily seek to match the highest rates paid by competing institutions. In this regard, the senior officers of the Bank meet weekly to determine the interest rates which the Bank will offer to the general public.

Rates established by the Bank are also affected by the amount of funds needed by the Bank on both a short-term and long-term basis, alternative sources of funds, and the projected level of interest rates in the future. The ability of the Bank to attract and maintain deposits and the Bank’s cost of funds have been, and will continue to be, significantly affected by economic and competitive conditions.

Certificates of Deposits. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2010 are summarized as follows:

Maturity	Amount
(Dollar amounts in thousands)
3 months or less	$7,447
Over 3 months through 6 months	6,712
Over 6 months through 12 months	8,792
Over 12 months	20,965

Total	$43,916

Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB, and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. As of October 2, 2009, specific collateral is required to be pledged for borrowings with the FHLB of Pittsburgh. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to expand lending, and to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2010, the Bank had $80.4 million of long-term advances outstanding. Original maturities of long-term debt range from four to ten years.

The Bank also, from time to time, enters into sales of securities under agreements to repurchase (“repurchase agreements”). Such repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2010, the Bank had $108.3 million in repurchase agreements outstanding, including $13.3 million in retail repurchase agreements and $95.0 million in wholesale structured repurchase agreements.

The Bank has eight separate repurchase agreements with PNC Bank, N.A. (“PNC”) and Citigroup Global Markets, Inc. (“CGMI”). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations, municipal obligations, and mortgage-backed securities which continue to be carried as assets of the Bank and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Seven of the agreements provide an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. The counterparty has the option of terminating the seven repurchase agreements at the conversion date and quarterly thereafter. The Bank also has one fixed rate agreement that does not convert. The counterparty may terminate this agreement at the end of six months. The counterparty may also terminate any of the repurchase agreements upon certain events of default including the Bank’s failure to maintain well capitalized status. Upon termination, the Bank would be required to repurchase the securities. At September 30, 2010, the Bank had $55.0 million outstanding with PNC and $40.0 million outstanding with CGMI.

At September 30, 2010, the Company had outstanding subordinated debt in the amount of $7.7 million. The debentures were issued on September 20, 2007 and initially bore an interest rate of 7.05% per annum through December 15, 2007. The rate adjusts quarterly thereafter to three-month LIBOR plus a margin of 136 basis points. The debentures mature on December 15, 2037 and are callable in whole or in part at par on or after December 15, 2012. The Company has the right to defer payments of interest on the debentures for up to five years. During any period of deferral, however, the Company will be prohibited from paying dividends on any class of its capital stock. The debt was issued to a Delaware statutory business trust, FB Capital Statutory Trust III, established by the Company for this purpose. The trust purchased the debentures using funds from the sale of trust preferred securities on substantially the same terms as the subordinated debt. During the second quarter of fiscal 2008, the Company entered into an interest rate swap to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount (see note 19 “Derivative Instrument”).

The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

	At or for the Year Ended September 30,
	2010	2009	2008
	(Dollar amounts in thousands)
Retail repurchase agreements:
Average balance outstanding	$9,746	$9,979	$9,656
Maximum amount outstanding at any month-end during the period	13,393	13,023	12,383
Weighted average interest rate during the period	0.45%	0.94%	2.57%
Balance outstanding at end of period	$13,342	$11,244	$9,003
Weighted average interest rate at end of period	0.25%	0.50%	1.50%
Federal funds purchased:
Average balance outstanding	$-	$236	$3,765
Maximum amount outstanding at any month-end during the period	-	2,000	8,000
Weighted average interest rate during the period	-%	0.60%	3.77%
Balance outstanding at end of period	$-	$-	$-
Weighted average interest rate at end of period	-%	-%	-%
Treasury, tax, and loan borrowings:
Average balance outstanding	$184	$271	$220
Maximum amount outstanding at any month-end during the period	420	1,016	420
Weighted average interest rate during the period	-%	0.11%	2.38%
Balance outstanding at end of period	$130	$104	$278
Weighted average interest rate at end of period	-%	-%	1.62%
FHLB Repoplus Advances:
Average balance outstanding	$-	$12	$17
Maximum amount outstanding at any month-end during the period	-	40,000	-
Weighted average interest rate during the period	-%	0.54%	2.31%
Balance outstanding at end of period	$-	$-	$-
Weighted average interest rate at end of period	-%	-%	-%
FHLB Revolving Line of Credit:
Average balance outstanding	$-	$6,076	$15,430
Maximum amount outstanding at any month-end during the period	-	43,605	52,560
Weighted average interest rate during the period	-%	0.84%	3.71%
Balance outstanding at end of period	$-	$-	$31,980
Weighted average interest rate at end of period	-%	-%	2.02%
Total average short-term borrowings	$9,930	$16,574	$29,088
Average interest rate of total short-term borrowings	0.25%	0.50%	1.90%

Employees

At September 30, 2010, the Company had 128 full-time and 27 part-time employees. None of these employees are represented by a collective bargaining agreement, and the Company believes that it enjoys good relations with its personnel.

SUPERVISION AND REGULATION

Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

Holding Company Capital Requirements. The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions. Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders. Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

TARP Capital Purchase Program

In response to unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008. EESA authorized the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Pursuant to his authority under EESA, the Secretary of the Treasury created the TARP Capital Purchase Plan under which the Treasury Department invested up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions were permitted to issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-

weighted assets. The senior preferred stock pays dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury is required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred does not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms, or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred also has the right to elect two directors if dividends have not been paid for six periods. The senior preferred is freely transferable and participating institutions are required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers were required to modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives also were required to waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating publicly traded institutions were required to issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants equaled the market price of the common stock on the date of the investment. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital prior to December 31, 2009.

Under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Secretary of Treasury, after consultation with the appropriate federal banking agency shall permit any recipient of funds under the TARP to repay such funds without regard to the source of the funds or any waiting period and when such assistance has been repaid, the Secretary shall liquidate any associated warrants at the current market value. ARRA has imposed additional compensation restrictions and corporate governance standards on companies participating in the TARP Capital Purchase Program. ARRA directs the Secretary of the Treasury to adopt standards for executive compensation that include limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant while any assistance remains outstanding and provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive office and up to the 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate. The board of directors of any TARP participant must adopt policies on excessive or luxury expenditures, as identified by the Secretary. TARP participants are required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding.

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

The Reserve Bank approved the Company’s request to pay approximately $87,500 in dividends on its outstanding Series B Preferred Stock, held by the U.S. Department of Treasury payable November 15, 2010 and the payment of net interest in the amount of $101,827 on its issue of trust preferred securities that was payable December 15, 2010.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 under the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date. Effective April 19, 2010, the Transaction Account Guarantee Program was extended until December 31, 2010, without a change in the amount of the assessments for continued participation in the Transaction Account Guarantee Program but it modified the assessment basis for calculating the current risk-based assessments to one based on average daily balances in the Transaction Account Programs related accounts. The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the Transaction Account Guarantee Program or its extension. The Dodd-Frank Act has extended unlimited deposit insurance to non-interest-bearing transaction accounts until December 31, 2012.

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

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 would be returned to the institution.

The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The FDIC has not yet adopted a restoration plan reflecting the new statutory requirements.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0104 % of insured deposits on an annualized basis in fiscal year 2010. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2010, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2010.

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

As a member, it is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to 4.60% of its outstanding advances from the FHLB, if any, plus 0.35% of its membership asset value. At September 30, 2010, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2010, the Bank met its reserve requirements.

Loans-to-One Borrower. Under Pennsylvania and federal law, Pennsylvania savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities, and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans-to-one borrower of up to 25% of capital and surplus in certain circumstances. As of September 30, 2010, the Bank’s loans-to-one borrower limitations were $8.2 million and $13.7 million, pursuant to the 15% and 25% limits, respectively, and it was in compliance with such limitations.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

At September 30, 2010, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and thirteen full-service branch offices located in Allegheny and Butler counties. The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2010.

Location	County	Lease Expiration Date including
Address		Lease to Own Options
Main Office
1009 Perry Highway	Allegheny	Own
Pittsburgh, PA 15237

Branch Offices:
3300 Brighton Road	Allegheny	Own
Pittsburgh, PA 15212

251 South Main Street	Butler	Own
Zelienople, PA 16063

312 Beverly Road	Allegheny	Lease 7/31/13
Pittsburgh, PA 15216

6000 Babcock Boulevard.	Allegheny	Lease 11/30/10[1]
Pittsburgh, PA 15237

1701 Duncan Avenue	Allegheny	Lease 11/30/10[1]
Allison Park, PA 15101

4719 Liberty Avenue	Allegheny	Own
Pittsburgh, PA 15224

728 Washington Road	Allegheny	Own
Pittsburgh, PA 15228

2034 Penn Avenue	Allegheny	Own
Pittsburgh, PA 15222

683 Lincoln Avenue	Allegheny	Own
Bellevue, PA 15202

100 Broadway Street	Allegheny	Own
Carnegie, PA 15106

1729 Lowrie Street	Allegheny	Own
Pittsburgh, PA 15212

1339 Freedom Road	Butler	Own
Cranberry Township, PA 16066

5000 Centre Avenue	Allegheny	Own
Pittsburgh, PA 15232

Administrative Offices:
Loan Center	Allegheny	Lease 09/30/17
1014 Perry Highway
Pittsburgh, PA 15237

Operations Center	Allegheny	Own
1015 Perry Highway
Pittsburgh, PA 15237

[1]	On November 8, 2010, the Bank closed its operations at these locations and simultaneously opened a new branch in McCandless Township, less than three miles from the closed facilities.

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

	Stock Price		Cash
Quarter Ended:	High	Low	Dividends
September 30, 2010	$6.25	$4.97	$0.02
June 30, 2010	9.11	4.90	0.02
March 31, 2010	5.26	4.72	0.02
December 31, 2009	4.46	6.55	0.02
September 30, 2009	7.00	5.46	0.02
June 30, 2009	10.20	6.51	0.07
March 31, 2009	10.07	6.75	0.14
December 31, 2008	12.91	5.70	0.14

As of September 30, 2010 Fidelity Bancorp, Inc. had 3,049,307 shares of stock outstanding and approximately 1,200 stockholders, including beneficial owners whose stock is held in nominee name.

(b)	Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2010.

(c)	Issuer Purchases of Equity Securities.

Not applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company reported net income of $678,000 and net income available to common stockholders of $268,000 or $0.09 per diluted common share compared to a net loss of $1.7 million and a net loss available to common stockholders of $2.0 million or ($0.66) per diluted common share for fiscal 2009. The $2.4 million increase in earnings for fiscal 2010 primarily reflects a decrease in the provision for loan losses of $4.3 million, a decrease of $1.5 million in other-than-temporary impairment (“OTTI”) charges on certain investment securities, and gains on sales of investment securities of $1.1 million, partially offset by a decrease in net interest income of $2.0 million.

Return on average equity was 1.41% and (3.65%) for fiscal years 2010 and 2009, respectively. Return on average assets was 0.09% and (0.23%) for fiscal 2010 and 2009, respectively. The ratio of other expenses to average assets for fiscal 2010 was 2.06% compared to 1.96% in fiscal 2009.

Total assets of the Company totaled $696.7 million at September 30, 2010, compared to $730.0 million at September 30, 2009. Decreases were noted in cash and cash equivalents and loans receivable, partially offset by increases in available-for-sale securities, held-to-maturity securities, loans held for sale, and other assets.

The operating results of the Company depend primarily upon its net interest income, which is the difference between the yield earned on its interest earning assets and the rates paid on its interest bearing liabilities (interest-rate spread) and also the relative amounts of its interest earning assets and interest bearing liabilities. For the fiscal year ended September 30, 2010, the tax-equivalent interest-rate spread decreased to 2.07%, as compared to 2.25% in fiscal 2009. The ratio of average interest earning assets to average interest bearing liabilities increased to 110.74% in fiscal 2010, from 109.64% in fiscal 2009. The decrease in the spread for fiscal 2010 is attributed to the average rate paid on interest-bearing liabilities decreasing less than the average yield on interest-earning assets. The Company’s operating results are also affected to varying degrees by, among other things, service charges and fees, gains and losses on sales of securities and loans, impairment charges on securities, provision for loan losses, other operating income, operating expenses, and income taxes.

Critical Accounting Policies, Judgments, and Estimates

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

Accounting for Stock Options. Stock based compensation expense is reported in net income utilizing the fair-value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in Note 14. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee and director terminations within the model, as well as the expected term of options granted, which represents the period of time that options granted are expected to be outstanding. Separate groups of employees and directors that have similar historical exercise behavior are considered separately for valuation purposes. Ranges result from certain groups of employees and directors exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. All of these assumptions may be susceptible to change and would impact earnings in future periods.

Securities. Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual securities below their amortized cost that are other-than-temporary result in writedowns of the individual securities to their estimated fair value. For a discussion on the determination of an other-than-temporary decline, please refer to Note 1 of the consolidated financial statements. The Company recognized other-than-temporary writedowns of $3.6 million and $5.1 million in fiscal 2010 and 2009, respectively.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The Company did not record any unrecognized tax benefits as of September 30, 2010 and 2009. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2010 and 2009, the Company recognized neither interest nor penalties. The Company has not recorded an accrual for the payment of interest and penalties at September 30, 2010 and 2009.

Liquidity and Capital Resources

The Company has no operating business other than that of the Bank. The Company’s principal liquidity needs are for the payment of dividends and the payment of interest on its outstanding subordinated debt. The Company’s principal sources of liquidity are earnings on its investment securities portfolio and dividends received from the Bank. As a liquidity measure the Company reduced its quarterly cash dividend from $0.14 per share at March, 31 2009 to $0.07 per share at June 30, 2009 and to $0.02 per share at September 30, 2009, where it currently remains. The Bank is subject to various regulatory restrictions on the payment of dividends. Furthermore, on November 17, 2009, the Company made informal commitments to the Federal Reserve Bank of Cleveland (“Reserve Bank”). The Company has agreed that, without the prior written approval of the Reserve Bank it will not declare or pay any dividends on outstanding shares and, also without prior written approval, that neither the Company nor its nonbank subsidiary will make any distributions of interest, principal or other sums on outstanding trust preferred securities. In addition, without the prior written approval of the Reserve Bank, the Company will not redeem or repurchase any shares of its stock and neither the Company nor any nonbank subsidiary will incur or guarantee any debt.

The Reserve Bank approved the Company’s request to pay approximately $87,500 in dividends on its outstanding series of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, held by the U.S. Department of Treasury payable November 15, 2010 and the payment of interest in the amount of $101,827 on its issue of trust preferred securities that was payable December 15, 2010.

The Bank’s primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, borrowings from the FHLB of Pittsburgh, and other sources, including repurchase agreements and sales of investments. During fiscal 2010, the Bank used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, fund existing and continuing loan commitments, and to maintain its liquidity. At September 30, 2010 the total of approved loan commitments amounted to $9.1 million and the Company had $9.6 million of undisbursed loan funds. Unfunded commitments under lines and letters of credit amounted to $72.0 million at September 30, 2010. The amount of savings certificates which are scheduled to mature in the twelve-month period ended September 30, 2011 is $83.4 million. Management believes that, by evaluation of competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Company.

In order to increase the funds available to the Deposit Insurance Fund, the FDIC required all insured depository institutions to prepay their federal deposit insurance assessments through 2012. The prepayment was due December 30, 2009 and was based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming 5% annual growth in deposits and a three basis point increase in the assessment rate during years 2011 and 2012. The prepayment was recorded on the balance sheet as a prepaid expense against which future quarterly assessments will be charged. We made the prepayment from available cash on hand.

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

Capital

At September 30, 2010, the Company had capital in excess of all applicable regulatory capital requirements. At September 30, 2010, the ratio of the Company’s Tier 1 capital to average assets was 7.47%. The Company’s ratio of Tier 1 capital to risk-weighted assets was 11.86% and its ratio of total capital to risk-weighted assets was 13.11%.

The Bank currently exceeds all regulatory capital requirements, having a leverage ratio of Tier 1 capital to total average assets of 6.98%, a ratio of Tier 1 capital to risk-weighted assets of 11.10%, and a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of 12.40% at September 30, 2010.

Financial Condition

The Company’s assets were $696.7 million at September 30, 2010, a decrease of $33.4 million or 4.6% from assets at September 30, 2009. Decreases were noted in cash and cash equivalents and loans receivable, partially offset by increases in available-for-sale securities, held-to-maturity securities, loans held for sale, and other assets. The Company’s asset size decreased in fiscal 2010 after remaining essentially flat in fiscal 2009 and fiscal 2008. These results reflect the Company’s decision to manage growth to increase capital ratios in light of the current regulatory, economic, and interest rate environment. While this deleveraging strategy has resulted in a reduction in asset size, some amount of leverage remains.

Loan Portfolio

Net loans receivable decreased $36.7 million or 9.0% to $373.1 million at September 30, 2010 from $409.8 million at September 30, 2009. Loans originated totaled $86.7 million in fiscal 2010, including amounts disbursed under lines of credit, versus $110.0 million in fiscal 2009. Mortgage loans originated amounted to $58.6 million, including $31.1 million originated for sale, compared to $72.8 million, including $38.8 million originated for sale, in fiscal 2010 and 2009, respectively. The Bank did not purchase any mortgage loans in fiscal 2010 or fiscal 2009. The decrease in the level of mortgage loan originations in fiscal 2010 primarily reflects a decrease in customer refinancing as compared to fiscal 2009. The origination of adjustable rate mortgages (ARM’s) increased to $19.7 million in fiscal 2010 from $12.8 million in fiscal 2009. During fiscal 2010, the Bank continued to emphasize ARM’s, since they would perform better in a rising rate environment. Due to the low interest rate environment during fiscal 2010, for asset/liability purposes, the Bank decided to sell most of the fixed rate, single-family mortgage loans that were originated, rather than retaining them in the Bank’s portfolio. Gains of $472,000 were realized on these sales in fiscal 2010. Principal repayments on outstanding mortgage loans decreased to $65.3 million in fiscal 2010 as compared to $78.7 million in fiscal 2009. The combination of the above factors resulted in an overall decrease in mortgage loans receivable to $252.7 million at September 30, 2010 from $290.5 million at September 30, 2009.

Other loan originations, including installment loans, commercial business loans, and disbursements under lines of credit totaled $28.1 million in fiscal 2010 versus $37.3 million in fiscal 2009. During fiscal 2010, the Bank continued to emphasize other loans, particularly home equity loans, home equity lines of credit, and commercial business loans, since they generally have shorter terms than mortgage loans and would perform better in a rising rate environment. The decrease in originations was due to the current state of the economy. The recession has curtailed both the supply of and demand for new debt. Installment loan originations and consumer lines of credit disbursements were $9.8 million in fiscal 2010 compared to $14.5 million in fiscal 2009. Commercial business loan originations and business line of credit disbursements were $18.3 million in fiscal 2010 compared to $22.8 million in fiscal 2009. Principal repayments on other loans were $31.0 million in fiscal 2010 compared to $38.5 million in 2009. The net result of the above factors caused the balance of installment loans to decrease to $75.8 million at September 30, 2010, as compared to $84.4 million at September 30, 2009. Commercial business loans and leases were $60.2 million at September 30, 2010 versus $54.5 million at September 30, 2009.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate at the dates indicated. The table does not include $1.4 million and $2.4 million in loans at September 30, 2010 and 2009, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. These loans represent commercial real estate loans, commercial business loans, and commercial business lines of credit, which have reached their maturity dates and are in the process of renewing.

	September 30,
	2010	2009
	(Dollar amounts in thousands)
Non-accrual residential real estate loans (one-to-four family)	$1,939	$1,397
Non-accrual construction, multi-family residential and commercial real estate loans	7,151	11,772
Non-accrual installment loans	1,212	350
Non-accrual commercial business and lease loans	70	1,386

Total non-performing loans	$10,372	$14,905

Total non-performing loans as a percent of net loans receivable	2.78%	3.64%

Total foreclosed real estate, net of related reserves	$398	$103

Total non-performing loans and foreclosed real estate as a percent of total assets	1.55%	2.05%

Nonperforming loans decreased to $10.4 million (2.78% of net loans receivable) at September 30, 2010 compared to $14.9 million (3.64% of net loans receivable) at September 30, 2009. The decrease in non-performing loans during fiscal 2010 as compared to fiscal 2009 is primarily attributed to a $3.5 million commercial participation loan to a borrower in the restaurant industry that was non-performing during fiscal 2009 but was not considered non-performing at September 30, 2010. The Company originally agreed to a restructure of this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations and to improve its cash flows during this difficult economic period. The Company has never had any payment delinquency with this borrower. The borrower is making principal and interest payments in accordance with a new loan agreement and with the most recent Shared National Credit Examination this loan was removed from non-accrual status. A $144,000 specific reserve has been established against this credit.

At September 30, 2010, non-accrual loans consisted of nineteen 1-4 family residential real estate loans totaling $1.9 million, six commercial real estate loans totaling $7.2 million, twenty one installment loans totaling $1.2 million, and three commercial business loans totaling $70,000. Management has evaluated these loans and believes that the allowance for loan losses at September 30, 2010 is adequate. The allowance for loan losses was $5.8 million at September 30, 2010 and $5.7 million at September 30, 2009. The balance at September 30, 2010, at 1.6% of net loans receivable and 56.1% of non-performing loans, is considered reasonable by management.

Foreclosed real estate at September 30, 2010 consists of two single-family residential properties, one land development property, and one non-farm non-residential property, all of which are located in the Bank’s market area. Management believes that the carrying values of the properties at September 30, 2010 approximate their fair values less costs to sell. However, while management uses the best information available to make such determinations, future adjustments may become necessary.

Cash and Cash Equivalents

Cash and cash equivalents decreased $13.1 million, or 30.9%, to $29.3 million at September 30, 2010 from $42.5 million at September 30, 2009. The decrease in cash and cash equivalents reflects a decrease in interest-bearing deposits in other banks, which decreased $14.3 million, partially offset by an increase in cash and due from banks, which increased $1.2 million. The net decrease in cash and cash equivalents is a result of the Company repaying $38.1 million in Federal Home Loan Bank advances that matured during the current year, partially offset by an increase in cash flows from loan repayments and increased deposits.

Securities Available-for-Sale

Securities available-for-sale increased $8.6 million or 5.2% to $174.7 million at September 30, 2010 from $166.1 million at September 30, 2009. These securities may be held for indefinite periods of time and are generally used as part of the Bank’s asset/liability management strategy. These securities may be sold in response to changes in interest rates, prepayment rates, or to meet liquidity needs. These securities consist of mortgage-backed securities, collateralized mortgage obligations, U.S. Government and Agency securities, municipal obligations, mutual funds, Federal Home Loan Mortgage Corporation stock, corporate obligations, trust preferred securities, and other equity securities. During fiscal 2010, the Company purchased $82.6 million of these securities and sold $16.7 million. Sales of these securities in fiscal 2010 resulted in a net pretax gain of $1.1 million.

Securities Held-to-Maturity

Securities held-to-maturity increased $2.4 million or 3.3% to $74.8 million at September 30, 2010, compared to $72.4 million at September 30, 2009. These investments are comprised of mortgage-backed securities, collateralized mortgage obligations, U.S. Government and Agency securities, municipal securities, and corporate obligations. During fiscal 2010, the Bank purchased $50.8 million of these securities.

Other Assets

Other assets increased $2.9 million or 30.7% to $12.5 million at September 30, 2010, compared to $9.6 million at September 30, 2009. The increase in other assets is primarily due to the FDIC requiring all insured depository institutions to prepay their federal deposit insurance assessment through 2012. The prepayment was due on December 30, 2009 and was based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming a 5% annual growth in deposits and a three basis point increase in the assessment rate during years 2011 and 2012.

Deposits

Deposits increased $568,000 during fiscal 2010 to $444.4 million at September 30, 2010 compared to $443.9 million at September 30, 2009. Deposit growth was generated in checking accounts and savings accounts, partially offset by decreases in money market accounts and time deposits. Management continues to try to attract and retain deposit accounts.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase represents retail agreements and wholesale structured borrowings. Securities sold under agreement to repurchase increased $2.1 million or 2.0% to $108.3 million at September 30, 2010, from $106.2 million at September 30, 2009. The increase is the result of an increase in retail agreements. During fiscal 2010 and 2009 the Company had $13.3 million and $11.2 million of retail agreements outstanding, respectively. During fiscal 2010 and 2009 the Company had $95.0 million of wholesale structured borrowings outstanding.

Short-Term Borrowings

Short-term borrowings include Federal Home Loan Bank “RepoPlus” advances, a Federal Home Loan Bank revolving line of credit, federal funds purchased, and to a much lesser extent, treasury, tax, and loan notes. These borrowings increased $26,000 to $130,000 at September 30, 2010, from $104,000 at September 30, 2009. The increase was a result of an increase in treasury, tax, and loan notes. The Bank did not have any other short term borrowings outstanding as of September 30, 2010.

Long-Term Debt

Long-term debt represents FHLB advances including fixed-rate advances and “Convertible Select” advances. Long-term debt decreased $38.1 million or 32.2% to $80.4 million at September 30, 2010, from $118.5 million at September 30, 2009. As noted above, the decrease was a result of the Company repaying $38.1 million in Federal Home Loan Bank advances that matured during the current year.

Subordinated Debt

Subordinated debt represents debt issued by the Company to FB Capital Statutory Trust III in conjunction with the issuance of trust preferred securities by the Trust. The debt is unsecured and ranks subordinated and junior in right of payment to all indebtedness, liabilities, and obligations of the Company. The debt is due concurrently with the trust preferred securities. Subordinated debt was $7.7 million at September 30, 2010 and 2009.

Stockholders’ Equity

Stockholders’ equity increased $2.5 million or 5.3% to $49.6 million at September 30, 2010 compared to $47.1 million at September 30, 2009. This result reflects net income of $678,000; stock options exercised of $7,000; stock issued under the Dividend Reinvestment Plan of $15,000; stock-based compensation expense of $61,000; and a decrease in the accumulated other comprehensive loss of $2.3 million, which is a result of changes in the net unrealized losses on the available-for-sale securities, changes in non-credit losses on available-for-sale and held-to-maturity securities, and by the unrealized loss recognized on the cash flow hedge as discussed in Note 19, “Derivative Instrument”. Offsetting these increases were common and preferred stock cash dividends paid of $595,000. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless earlier redeemed, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Approximately $3.4 million of the balances in retained earnings as of September 30, 2010 and 2009 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Certain Ratios

	Year Ended September 30,
	2010	2009	2008
Return on average assets	0.09%	(0.23%)	0.12%
Return on average equity	1.41%	(3.65%)	1.83%
Average equity to average assets ratio	6.72%	6.43%	6.31%
Dividend payout ratio	90.91%	(56.06%)	200.00%
Book value per common share	$14.03	$13.25	$13.92

Results of Operations

Comparison of Fiscal Years Ended September 30, 2010 and 2009

The Company recorded net income of $678,000 and net income available to common stockholders of $268,000 or $0.09 per diluted common share for the year ended September 30, 2010 compared to a net loss of $1.7 million and a net loss available to common stockholders of $2.0 million or ($0.66) per diluted common share for fiscal 2009. The $2.4 million increase in earnings for fiscal 2010 primarily reflects a decrease in the provision for loan losses of $4.3 million, and a decrease of $1.5 million in other-than-temporary impairment (“OTTI”) charges on certain investment securities. Other factors contributing to the increase in net income from fiscal 2009 include an increase in other non-interest income (excluding OTTI charges) of $767,000, or 17.4%, partially offset by a decrease in net interest income of $2.0 million or 12.1%, an increase in non-interest expense of $361,000, or 2.5%, and a decrease in tax benefit of $1.7 million. The net income available to common stockholders and diluted earnings per common share also reflects $410,000 in preferred stock dividends and discount accretion during the fiscal period ended September 30, 2010. The net loss available to common stockholders and diluted loss per common share also reflects $265,000 in preferred stock dividends and discount accretion during the fiscal period ended September 30, 2009.

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

	Year Ended September 30,
	2010			2009			2008
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollar amounts in thousands)
Interest-earning assets:
Mortgage loans	$260,441	$14,681	5.64%	$314,223	$18,278	5.82%	$325,084	$19,361	5.96%
Installment loans	79,766	4,434	5.56	89,683	5,339	5.95	93,998	5,982	6.36
Commercial business and lease loans	57,576	2,840	4.93	52,550	2,642	5.03	43,476	2,889	6.64
Mortgage-backed securities	98,358	3,079	3.13	89,012	3,842	4.32	90,828	4,058	4.47
Investment securities and FHLB stock:
Taxable	119,976	3,044	2.54	99,616	4,012	4.03	108,352	5,411	4.99
Tax-exempt(1)	41,480	2,520	6.08	39,357	2,538	6.45	37,452	2,399	6.40
Interest-earning deposits	24,289	53	0.22	18,990	28	0.15	1,274	29	2.25

Total interest-earning assets	681,886	30,651	4.50	703,431	36,679	5.21	700,464	40,129	5.73

Non-interest-earning assets	36,438			32,003			28,425

Total assets	$718,324			$735,434			$728,889

Interest-bearing liabilities:
Deposits	$397,277	$5,516	1.39%	$388,364	$8,419	2.17%	$387,484	$11,750	3.03%
Short-term borrowings	2,437	6	0.23	21,108	124	0.59	23,837	740	3.10
Securities sold under agreement to repurchase	106,083	5,061	4.77	105,717	5,109	4.83	105,169	4,804	4.57
Long-term debt	102,221	3,993	3.91	118,671	4,909	4.14	118,925	5,322	4.47
Subordinated debt	7,732	409	5.28	7,732	411	5.31	7,732	451	5.83

Total interest-bearing liabilities	615,750	14,985	2.43	641,592	18,972	2.96	643,147	23,067	3.59

Non-interest bearing liabilities	54,326			46,517			39,745

Total liabilities	670,076			688,109			682,892
Stockholders’ equity	48,248			47,325			45,997

Total liabilities and stockholders’ equity	$718,324			$735,434			$728,889

Net interest income		$15,666			$17,707			$17,062

Interest rate spread(2)			2.07%			2.25%			2.14%

Net interest margin(3)			2.30%			2.52%			2.44%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.74%			109.64%			108.91%

(1)

Interest income on tax-exempt investment securities was $1.7 million and $1.8 million and the yields were 4.18% and 4.46%, prior to adjusting for federal income tax for the years ended September 30, 2010 and 2009, respectively.

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

	Year Ended September 30, 2010 vs. 2009			Year Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollar amounts in thousands)
Interest income on interest-earning assets:
Mortgage loans	$(3,128)	$(469)	$(3,597)	$(647)	$(436)	$(1,083)
Mortgage-backed securities	405	(1,168)	(763)	(81)	(135)	(216)
Installment loans	(532)	(373)	(905)	(334)	(309)	(643)
Commercial business loans and leases	253	(55)	198	603	(850)	(247)
Investment securities and other investments	612	(1,573)	(961)	(12)	(1,249)	(1,261)

Total interest-earning assets	(2,390)	(3,638)	(6,028)	(471)	(2,979)	(3,450)

Interest expense on interest-bearing liabilities:
Deposits	184	(3,087)	(2,903)	27	(3,358)	(3,331)
Borrowed funds	(1,455)	373	(1,082)	(107)	(617)	(724)
Subordinated debt	—	(2)	(2)	—	(40)	(40)

Total interest-bearing liabilities	(1,271)	(2,716)	(3,987)	(80)	(4,015)	(4,095)

Net change in net interest income	$(1,119)	$(922)	$(2,041)	$(391)	$1,036	$645

Interest Income on Loans

Interest income on loans decreased by $4.3 million or 16.4% to $22.0 million in fiscal 2010 from $26.3 million in fiscal 2009. The decrease reflects both a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. The average size of the loan portfolio decreased from an average balance of $456.5 million in fiscal 2009 to $397.8 million in fiscal 2010. The average yield decreased by 23 basis points from 5.75% in fiscal 2009 to 5.52% in fiscal 2010. The average loan balance decreased primarily due to principal repayments that were higher then loan originations for the current year. Also, due to the current low interest rate environment, for asset/liability purposes, the Bank continues to sell most of the fixed rate, single-family mortgage loans that it originates.

Interest Income on Mortgage-Backed Securities

Interest income on mortgage-backed securities decreased by $763,000 or 19.9% to $3.1 million in fiscal 2010 from $3.8 million in fiscal 2009. The decrease reflects a decrease in the yield earned on these securities, partially offset by an increase in the average balance of mortgage-backed securities held. The average balance of mortgage-backed securities held, including mortgage-backed securities available-for-sale, increased from $89.0 million in fiscal 2009 to $98.4 million in fiscal 2010. The average yield decreased by 119 basis points from 4.32% in fiscal 2009 to 3.13% in fiscal 2010. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities. A rising rate environment generally causes a reduced level of loan repayments and a corresponding decrease in premium/discount amortization rates. Rising rates generally decrease the market value of the securities.

Interest Income on Investments

Interest income on investments (including those available-for-sale), which includes interest earning deposits with other institutions and FHLB stock, decreased by $965,000 or 16.7% to $4.8 million in fiscal 2010, from $5.8 million in fiscal 2009. The decrease reflects a decrease in the average tax-equivalent yield earned on these investments, partially offset by an increase in the average balance of such investments. The average balance of these investments increased from $158.0 million in fiscal 2009 to $185.7 million in fiscal 2010. The average yield decreased by 114 basis points from 4.16% in fiscal 2009 to 3.02% in fiscal 2010. The higher average balance was primarily related to purchases of lower risk municipal, government, and agency securities. The decrease in yield is a result of the current lower interest rate environment.

Interest Expense on Deposits

Interest on deposits decreased $2.9 million or 34.5% to $5.5 million in fiscal 2010 from $8.4 million in fiscal 2009. The decrease reflects a decrease in the average rate paid on deposits, partially offset by an increase in the average balance of deposits. The average balance of deposits increased from $388.4 million in fiscal 2009 to $397.3 million in fiscal 2010. The average yield decreased by 78 basis points from 2.17% in fiscal 2009 to 1.39% in fiscal 2010. Management continues to try to attract and retain deposit accounts. The Company manages its cost of interest bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest Expense on Securities Sold Under Agreement to Repurchase

Interest expense on securities sold under agreement to repurchase (including retail and structured borrowings) decreased $48,000 or 0.9% to $5.1 million in fiscal 2010 as compared to fiscal 2009. The decrease reflects a decrease in the cost of these funds, partially offset by an increase in the average securities sold under agreement to repurchase. The average balance of securities sold under agreement to repurchase increased from $105.7 million in fiscal 2009 to $106.1 million in fiscal 2010. The average yield decreased by 6 basis points from 4.83% in fiscal 2009 to 4.77% in fiscal 2010.

Interest Expense on Short-Term Borrowings

Interest expense on short-term borrowings (including FHLB “RepoPlus” advances, FHLB revolving line of credit, federal funds purchased, and treasury, tax, and loan notes) decreased $118,000 or 95.2% to $6,000 in fiscal 2010 compared to $124,000 in fiscal 2009. The decrease reflects both a lower level of average short-term borrowing in fiscal 2010 and a decrease in the cost of these funds. The average balance of short-term borrowings decreased from $21.1 million in fiscal 2009 to $2.4 million in fiscal 2010. The average cost decreased by 36 basis points from 0.59% in fiscal 2009 to 0.23% in fiscal 2010. The decrease in average balance of short-term borrowings was a result of the increase in average deposit balances and decrease in net loan average balances. The decrease in the rate paid reflects lower short-term market interest rates.

Interest Expense on Long-Term Debt

Interest expense on long-term debt (including FHLB fixed rate advances, and “Convertible Select” advances) decreased $916,000 or 18.7% to $4.0 million in fiscal 2010, compared to $4.9 million in fiscal 2009. The decrease reflects both a decrease in the average balance of long-term debt and a decrease in the cost of these borrowings. The average balance of long-term debt decreased from $118.7 million in fiscal 2009 to $102.2 million in fiscal 2010. The average yield decreased by 23 basis points from 4.14% in fiscal 2009 to 3.91% in fiscal 2010. The decrease in average balance was attributed to the Company using its excess cash to pay off $38.1 million in Federal Home Loan Bank advances that matured during the current fiscal year. As noted above, the excess liquidity resulted from the increase in average deposit balances and a decrease in average net loan balances.

Interest Expense on Subordinated Debt

Interest on subordinated debt declined $2,000 or 0.5% to $409,000 in fiscal 2010 compared to $411,000 in fiscal 2009. The decrease reflects a decrease in the average cost of these floating-rate debentures while the average balance remained unchanged. The average cost decreased by 3 basis points from 5.31% in fiscal 2009 to 5.28% in fiscal 2010. The decrease in interest expense on subordinated debt was net of $276,000 in interest expense on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt.

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

The provision for loan losses was $1.6 million for the fiscal year ended September 30, 2010. The provision for loan losses was $5.9 million for the fiscal year ended September 30, 2009. The provisions reflect management’s evaluation of the loan portfolio, current economic conditions, and other factors as described below. The allowance increased from $5.7 million at September 30, 2009 to $5.8 million at September 30, 2010. Loan charge-offs, net of recoveries, were $1.5 million in fiscal 2010 compared to $3.6 million in fiscal 2009. The balance of non-performing loans has decreased to $10.4 million at September 30, 2010 compared to $14.9 million at September 30, 2009. Please refer to discussion of non-performing assets on pages 40 though 41.

The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future, and that additional provisions for losses will not be required.

Other Income

Excluding OTTI charges recognized in earnings of $3.6 million and $5.1 million for the fiscal periods ended September 30, 2010 and 2009, respectively, non-interest or total other income increased $767,000 or 17.4% to $5.2 million for the year ended September 30, 2010 compared to $4.4 million for the prior year. The increase is primarily due to an increase in loan service charges and fees, an increase in the realized gains on the sales of securities, an increase in ATM fees, and an increase in non-insured investment product income, partially offset by a decrease in the gains on sales of loans, a decrease in deposit service charges and fees, and a decrease in earnings on cash surrender value of life insurance.

Included in non-interest income is service fee income on loans and late charges of $672,000, which increased by $54,000 in fiscal 2010. These fees were $618,000 in fiscal 2009. Fiscal 2010 results include an increase in loan satisfaction fees and an increase in miscellaneous fees collected on commercial loans, partially offset by a decrease in miscellaneous fees collected on residential mortgage loans.

The Company recorded net gains on sales of securities of $1.1 million in fiscal 2010. The Company did not sell any securities during fiscal 2009. Sales during fiscal 2010 were made from the available-for-sale category. The sales reflected normal efforts to reposition portions of the portfolio at various times during the year to reflect changing economic conditions, changing market conditions, and to carry out asset/liability management strategies.

The Company recognized in earnings impairment charges on securities of $3.6 million during fiscal 2010 compared to $5.1 million in fiscal 2009. During the fiscal year ended September 30, 2010, $3.5 million of impairment charges were recorded on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. During the fiscal year ended September 30, 2009, $3.5 million of impairment charges were recorded on five investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. For the fiscal period ended September 30, 2010, the Company recognized in earnings impairment charges of $57,000 on one private label mortgage-backed security resulting from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. There were no impairment charges taken on mortgage-backed securities in fiscal 2009. For the fiscal period ended September 30, 2009, the Company recognized in earnings impairment charges of $1.3 million on equity securities. Impairment charges of $1.2 million during the fiscal period ended September 30, 2009 were related to the Company’s holdings of the AMF Ultra Short Mortgage Fund. This impairment charge resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value had been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value. Additional impairment charges of $75,000 during the fiscal year ended September 30, 2009 related to the Company’s holdings of Freddie Mac preferred stock resulting from the significant decline in the value of these securities following the announcement by the Federal Housing Finance Agency (“FHFA”) that both Freddie Mac and Fannie Mae had been placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of both entities. Management of the Company deemed the impairment on the Freddie Mac stock to be other-than-temporary based upon the duration and extent to which the market value had been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuer. There were no impairment charges taken on equity securities in fiscal 2010. For the fiscal period ended September 30, 2009, the Company also recognized in earnings impairment charges of $279,000 on corporate obligations. The impairment charges for fiscal 2009 related to the Company’s holding of one corporate bond issued by a large commercial and consumer finance company which had filed a plan for reorganization under federal bankruptcy laws. Based on the factors concerning the issuer, management of the Company deemed the impairment on this security to be other-than-temporary. There were no impairment charges taken on corporate obligations during fiscal 2010.

Gain on sale of loans was $472,000 and $525,000 in fiscal years 2010 and 2009, respectively. The Company sells, servicing released, a portion of the fixed-rate, first mortgage residential loans it originates. This strategy allows the Company to offer competitive market rates on loans, while not retaining in its portfolio some loans that may not fit the current asset/liability strategy. In addition, such loans can generally be sold at a profit when a commitment to sell is locked in when the application is taken. The decrease in the gain on sale of loans was due to the Bank selling $31.1 million of loans during fiscal 2010 as compared to $38.8 million in fiscal 2009. Due to the low interest rate environment during fiscal years 2010 and 2009, the Bank decided to sell most of the fixed rate, single-family mortgage loans that were originated.

Deposit service charges and fees were $1.4 million and $1.5 million in fiscal years 2010 and 2009, respectively. The decrease in fiscal 2010 is attributed to a decrease in the net volume of fees collected for returned checks.

Automated teller machine (ATM) fees were $931,000 and $737,000 in fiscal years 2010 and 2009, respectively. The increase in fiscal 2010 is attributed to an increase in the interchange fees earned on debit card transactions. The increase is also due to a $45,000 incentive payment the Bank received to convert its ATM network.

Non-insured investment product income was $167,000 and $126,000 in fiscal years 2010 and 2009, respectively. The increase in fiscal 2010 is primarily attributed to an increase in the commissions earned on the sales of these products due to higher volumes of sales.

Cash surrender value of life insurance income was $235,000 and $742,000 in fiscal years 2010 and 2009, respectively. The decrease in fiscal 2010 is primarily attributed to the Company recognizing $463,000 of bank owned life insurance earnings during the prior fiscal year due to the death of a covered executive. There were no similar earnings recognized during the current fiscal year.

Other Expenses

Other expenses increased $361,000 or 2.5% to $14.8 million in fiscal 2010 compared to $14.4 million in fiscal 2009 primarily due to an increase in compensation and benefits expense, an increase in office occupancy and equipment expense, an increase in depreciation and amortization, an increase in professional fees, an increase in service bureau expense, an increase in FDIC deposit insurance premiums, and an increase in other operating expenses, partially offset by a decrease in advertising expense.

Compensation, payroll taxes, and fringe benefits, the largest component of operating expenses, increased $45,000 or 0.6% to $8.2 million in fiscal 2010 compared to $8.1 million in fiscal 2009. Factors contributing to the increase in fiscal 2010 were an increase in life insurance expense and bonus expense, partially offset by a decrease in retirement fund expense. The increase in bonus expense is due to $198,000 of accrued bonus expense that was reversed during the prior fiscal year compared to $30,000 of bonus expense accrued during the current fiscal year. Discretionary bonuses were reduced in fiscal 2009. The increase in life insurance expense is attributed to the Company recognizing $188,000 of bank owned life insurance earnings during the prior fiscal year due to the death of a covered executive. There were no similar earnings during the current fiscal year.

Office occupancy and equipment expense increased $14,000 or 1.4% in fiscal 2010 compared to fiscal 2009. The increase in fiscal 2010 reflects an increase in office repairs and maintenance expense, an increase in furniture, fixtures, and equipment expense, and real estate taxes paid on office buildings related to the Company opening its new Shadyside branch location in August 2009, partially offset by a decrease in rent expense.

Depreciation and amortization increased $47,000 or 9.6% to $535,000 in fiscal 2010 compared to $488,000 in fiscal 2009. The increase is primarily attributed to the Company opening its new Shadyside branch location in August 2009.

Advertising expense was $332,000 and $390,000 in fiscal years 2010 and 2009, respectively. The Company strives to market its products and services in a cost effective manner and incorporates a market segmentation strategy in its business plan to effectively manage its advertising dollars.

Professional fees were $499,000 and $462,000 in fiscal years 2010 and 2009, respectively. Professional fees include legal fees, audit fees, and supervisory examination and assessment fees. The increase in fiscal 2010 is primarily attributed to an increase in legal fees, partially offset by a decrease in audit fees. The increase in legal fees is primarily related to the collection efforts on delinquent loans. The decrease in audit fees is primarily related to fees the Company paid to its former audit firm to consent on the Company’s Annual Report for the fiscal year ended September 30, 2008 and the related filings associated with the TARP Capital Purchase Program in December 2008. The Company paid these fees during the prior fiscal year and did not have similar fees during the current fiscal year.

Service bureau expense amounted to $571,000 and $450,000 for fiscal years ended 2010 and 2009, respectively. The increase in fiscal 2010 is a result of the Bank continually expanding technology and new products and services.

Federal deposit insurance premiums increased $72,000 or 6.2% to $1.2 million in fiscal 2010 compared to fiscal 2009. The increase in fiscal 2010 is attributed to recent increases in the base assessment rate and the assessment rate imposed on the Bank for its election to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guarantee Program which provides unlimited insurance coverage for non-interest bearing transaction accounts.

Other operating expenses, which consist primarily of check processing costs, software costs, bank service charges, director’s fees, gains/losses on the sales of foreclosed real estate, foreclosed real estate expense, intangible amortization, and other administrative expenses, amounted to $2.4 million in fiscal 2010 and $2.3 million in fiscal 2009. Significant variations in fiscal 2010, compared to fiscal 2009, include an increase in ATM card expense, an increase in teller cash shortage expense, and an increase in debit card charge off expense.

Income Taxes

Total income tax benefit for the year ended September 30, 2010 was $585,000, as compared to a tax benefit of $2.3 million for the year ended September 30, 2009. The tax benefits for both fiscal 2010 and 2009 were primarily a result of the Company having tax-exempt income that is currently higher than pre-tax income due to the OTTI charges and increases in the provision for loan losses that were taken, thus the effective tax rate is not meaningful. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for fiscal 2010 was $7.2 million and $1.6 million, respectively, compared to $7.0 million and $2.3 million, respectively, for fiscal 2009.

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (“the FRB”); inflation; interest rate, market and monetary fluctuations; the timely development and acceptance of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; laws concerning taxes, banking, securities, and insurance; technological changes; future acquisitions; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee

Fidelity Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Fidelity Bancorp, Inc. (the “Company”) and its subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. SNODGRASS, A.C.

Wexford, Pennsylvania

December 16, 2010

Consolidated Statements of Financial Condition

	September 30,
	2010	2009
	(Dollar amounts in thousands, except per share data)
Assets
Cash and due from banks	$8,414	$7,221
Interest bearing demand deposits with other institutions	20,923	35,259

Cash and Cash equivalents	29,337	42,480

Securities available-for-sale	174,700	166,115
Securities held-to-maturity, fair value 2010 $76,033; 2009 $72,737	74,827	72,448
Loans held for sale	1,970	694
Loans receivable, net of allowance 2010 $5,821; 2009 $5,702	373,072	409,787
Federal Home Loan Bank stock, at cost	10,034	10,034
Office premises and equipment, net	9,315	8,470
Accrued interest receivable	2,655	2,900
Bank owned life insurance	5,592	4,872
Goodwill	2,653	2,653
Other assets	12,515	9,578

Total Assets	$696,670	$730,031

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$51,963	$41,362
Interest bearing	392,485	402,518

Total Deposits	444,448	443,880

Securities sold under agreement to repurchase	108,342	106,244
Short-term borrowings	130	104
Long-term debt	80,401	118,541
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	1,223	1,274
Other liabilities	4,808	5,144

Total Liabilities	647,084	682,919

Stockholders’ Equity

Preferred stock, $0.01 par value per share; liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,803	6,743
Common stock, $0.01 par value per share; 10,000,000 shares authorized; issued 2010 3,668,436 shares; 2009 3,664,947 shares	37	37
Paid-in capital	46,473	46,390
Retained earnings	8,708	8,685
Accumulated other comprehensive loss, net of tax	(2,053)	(4,361)
Treasury stock, at cost 2010 619,129 shares; 2009 619,129 shares	(10,382)	(10,382)

Total Stockholders’ Equity	49,586	47,112

Total Liabilities and Stockholders’ Equity	$696,670	$730,031

See notes to consolidated financial statements.

Consolidated Statements of Income (Loss)

	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands, except per share data)

Interest Income:
Loans	$21,955	$26,259
Mortgage-backed securities	3,079	3,842
Investment securities-taxable	3,044	4,012
Investment securities-tax-exempt	1,732	1,754
Other	53	28

Total Interest Income	29,863	35,895

Interest Expense:
Deposits	5,516	8,419
Securities sold under agreement to repurchase	5,061	5,109
Short-term borrowings	6	124
Long-term debt	3,993	4,909
Subordinated debt	409	411

Total Interest Expense	14,985	18,972

Net Interest Income	14,878	16,923

Provision for Loan Losses	1,600	5,870

Net Interest Income after Provision for Loan Losses	13,278	11,053

Non-interest Income:
Loan service charges and fees	672	618
Realized gain on sales of securities, net	1,118	-
Other-than-temporary impairment losses	(11,283)	(5,096)
Non-credit related losses recognized in other comprehensive income	7,697	-

Net impairment losses recognized in earnings	(3,586)	(5,096)

Gain on sales of loans	472	525
Loss on loan interest rate swaps	(10)	(5)
Deposit service charges and fees	1,397	1,479
ATM fees	931	737
Non-insured investment products	167	126
Earnings on cash surrender value of life insurance	235	742
Other	194	187

Total Non-interest Income	1,590	(687)

Non-interest Expense:
Compensation and benefits	8,190	8,145
Office occupancy and equipment expense	1,036	1,022
Depreciation and amortization	535	488
Advertising	332	390
Professional fees	499	462
Service bureau expense	571	450
Federal deposit insurance premiums	1,229	1,157
Other	2,383	2,300

Total Non-interest Expense	14,775	14,414

See notes to consolidated financial statements.

Consolidated Statements of Income (Loss) (Continued)

	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands, except per share data)
Income (Loss) before Benefit of Income Taxes	93	(4,048)
Income Tax Benefit	(585)	(2,323)

Net Income (Loss)	678	(1,725)
Preferred Stock Dividend	(350)	(220)
Accretion of Preferred Stock Discount	(60)	(45)

Net Income (Loss) Available to Common Stockholders	$268	$(1,990)

Earnings per Share:
Basic Earnings per Common Share	$0.09	$(0.66)

Diluted Earnings per Common Share	$0.09	$(0.66)

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands, except per share data)	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2008	3,647,854	$-	$36	$45,931	$12,268	$(5,698)	$(10,382)	$42,155
Comprehensive income (loss):
Net loss					(1,725)			(1,725)
Comprehensive loss on cash flow hedges net of tax						(299)		(299)
Comprehensive loss on investment securities, net of reclassification adjustment, net of tax						(1,727)		(1,727)
Comprehensive gain on securities for which other-than-temporary impairment has been recognized in earnings, net of reclassification adjustment, net of tax						3,363		3,363

Total comprehensive loss								(388)

Cumulative effect of change in accounting for split dollar life insurance arrangements					(351)			(351)
Preferred stock issued (7,000 shares)		6,698		302	(57)			6,943
Accretion of preferred stock discount		45			(45)			-
Cumulative dividends on preferred stock					(220)			(220)
Stock-based compensation expense				97				97
Stock options exercised, no tax benefit	79			1				1
Tax adjustment on stock options exercised				(15)				(15)
Restricted stock issued	7,100
Cash dividends declared ($0.37 per share)					(1,185)			(1,185)
Sale of stock through Dividend Reinvestment Plan	9,914		1	74				75

Balance at September 30, 2009	3,664,947	$6,743	$37	$46,390	$8,685	$(4,361)	$(10,382)	$47,112

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (Continued)

(Dollar amounts in thousands, except per share data)	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2009	3,664,947	$6,743	$37	$46,390	$8,685	$(4,361)	$(10,382)	$47,112
Comprehensive income (loss):
Net income					678			678
Comprehensive loss on cash flow hedges net of tax						(49)		(49)
Comprehensive gain on investment securities, net of reclassification adjustment, net of tax						5,070		5,070
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of reclassification adjustment, net of tax						(2,713)		(2,713)

Total comprehensive income								2,986

Accretion of preferred stock discount		60			(60)			-
Cumulative dividends on preferred stock					(350)			(350)
Stock-based compensation expense				61				61
Stock options exercised, no tax benefit	1,000			7				7
Cash dividends declared ($0.08 per share)					(245)			(245)
Sale of stock through Dividend Reinvestment Plan	2,489			15				15

Balance at September 30, 2010	3,668,436	$6,803	$37	$46,473	$8,708	$(2,053)	$(10,382)	$49,586

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$678	$(1,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,600	5,870
Provision for depreciation and amortization	535	488
Deferred loan fee amortization	(29)	28
Amortization of investment and mortgage-backed securities (discounts) premiums, net	974	125
Deferred income tax provision	(836)	(2,974)
Realized gains on sales of securities, net	(1,118)	-
Impairment losses on securities	3,586	5,096
Loans originated for sale	(31,112)	(38,767)
Sales of loans held for sale	30,308	38,823
Net gains on sales of loans	(472)	(525)
Earnings on cash surrender value of life insurance policies	(235)	(279)
Expenses related to cash surrender value of life insurance policies	15	40
Earnings on cash surrender value of a covered executive’s life insurance policies	-	(463)
Decrease in interest receivable	245	612
Decrease in interest payable	(226)	(6)
Decrease (increase) in prepaid taxes	1,186	(1,093)
Noncash compensation expense related to stock benefit plans	61	97
Changes in other assets	(4,373)	(80)
Changes in other liabilities	(183)	(91)

Net Cash Provided by Operating Activities	604	5,176

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	16,708	-
Proceeds from maturities and principal repayments of securities available-for-sale	58,887	29,975
Purchases of securities available-for-sale	(82,638)	(51,813)
Proceeds from maturities and principal repayments of securities held-to-maturity	47,185	32,457
Purchases of securities held-to-maturity	(50,783)	(29,855)
Net decrease in loans	34,570	44,971
Proceeds from sales of foreclosed real estate	276	180
Additions to office premises and equipment	(1,380)	(2,009)
Purchases of Federal Home Loan Bank (FHLB) stock	-	(2,424)
Redemptions of FHLB stock	-	333
Life insurance proceeds received upon the death of a covered executive	-	2,705
Purchases of bank owned life insurance	(500)	(744)

Net Cash Provided by Investing Activities	22,325	23,776

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)

	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands)
Cash Flows from Financing Activities:
Net increase in deposits	$568	$27,466
Net increase in securities sold under agreement to repurchase	2,098	2,241
Net increase (decrease) in short-term borrowings	26	(32,154)
Decrease in advance payments by borrowers for taxes and insurance	(51)	(209)
Proceeds from long-term debt	-	30,000
Repayments of long-term debt	(38,140)	(30,259)
Cash dividends paid	(595)	(1,405)
Preferred stock issued	-	7,000
Stock options exercised	7	1
Proceeds from sale of stock through Dividend Reinvestment Plan	15	75

Net Cash (Used in) Provided by Financing Activities	(36,072)	2,756

Net (Decrease) Increase in Cash and Cash Equivalents	(13,143)	31,708

Cash and Cash Equivalents - Beginning	42,480	10,772

Cash and Cash Equivalents - Ending	$29,337	$42,480

Supplementary Cash Flow Information
Interest paid on deposits and other borrowings	$15,211	$18,978

Income taxes paid	$175	$1,606

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$574	$130

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Office Premises and Equipment

Office premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets. Office buildings are depreciated over their estimated useful life of 40 years; furniture, fixtures, and equipment are depreciated over their estimated useful lives, which vary between three and ten years; and land improvements are depreciated over their estimated useful life of twenty years.

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

Goodwill and Intangible Assets

The Company accounts for “Goodwill and Other Intangible Assets” for purchased intangible assets and goodwill which is no longer amortized, but tested for impairment on an annual basis. Other acquired intangible assets with finite lives, such as purchased customer accounts, are amortized over their estimated lives. Other intangible assets are amortized using an accelerated method over estimated weighted average useful lives of ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. As of September 30, 2010 the Company concluded that no impairment charges needed to be recorded.

There were no changes in the carrying amount of goodwill for the years ended September 30, 2010 and 2009. Goodwill amounted to $2.7 million at September 30, 2010 and September 30, 2009.

Amortizable intangible assets were composed of the following:

		September 30,
		2010	2009
	Gross Carrying Amount	Accumulated Amortization
	(Dollar amounts in thousands)

Amortizable intangible assets, acquisition of deposit accounts	$325	$309	$292

Aggregate amortization expense:
For the year ended September 30, 2010	$17
Estimated amortization expense:
For the year ended September 30, 2011	$10
For the year ended September 30, 2012	5
For the year ended September 30, 2013	1

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

The Company did not record any unrecognized tax benefits as of September 30, 2010 and 2009. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2010 and 2009, the Company recognized neither interest nor penalties. The Company has not recorded an accrual for the payment of interest and penalties at September 30, 2010 and 2009.

Treasury Stock

The acquisition of treasury stock is recorded under the cost method. At the date of subsequent reissue, the treasury stock is reduced by the cost of such stock by the last in first out method.

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

	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands, except per share data)
Basic earnings per share:
Net income (loss) available to common stockholders	$268	$(1,990)
Weighted average shares outstanding	3,041,531	3,031,176
Earnings per share	$0.09	$(0.66)
Diluted earnings per share:
Net income (loss) available to common stockholders	$268	$(1,990)
Weighted average shares outstanding	3,041,531	3,031,176
Dilutive effect of common stock equivalents	-	-

Total diluted weighted average shares outstanding	3,041,531	3,031,176

Earnings per share	$0.09	$(0.66)

Options to purchase 353,196 shares of common stock at prices ranging from $6.23 to $22.91 per share, 5,962 shares of restricted stock at prices ranging from $7.00 to $13.06 per share, and 121,387 warrants at a price of $8.65 were outstanding during 2010, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly options to purchase 400,187 shares of common stock at prices ranging from $6.23 to $22.91 per share, 9,880 shares of restricted stock at prices ranging from $7.00 to $13.06 per share, and 121,387 warrants at a price of $8.65 were outstanding during 2009, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands)
Net Income (Loss)	$678	$(1,725)
Comprehensive loss on cash flow hedges net of tax of ($25) in 2010 and ($154) in 2009	(49)	(299)
Comprehensive gain (loss) on investment securities, net of tax of $3,012 in 2010 and ($890) in 2009	5,846	(1,727)
Reclassification adjustment on investment securities, net of tax of ($399) in 2010 and $0 in 2009	(776)	-
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($2,617) in 2010 and $0 in 2009	(5,080)	-
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $1,219 in 2010 and $1,733 in 2009	2,367	3,363

Total comprehensive income (loss)	$2,986	$(388)

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

Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain average reserve balances, in the form of cash and balances with the Federal Reserve Bank based upon deposit composition. Based on its deposit classifications in fiscal 2010 and fiscal 2009, the Bank’s average reserve requirement at September 30, 2010 and 2009 was $433,000 and $307,000, respectively.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank System and, as a member, maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh (FHLB), at cost, in an amount equal to 4.60% of its outstanding notes payable, if any, to the FHLB plus 0.35% of its membership asset value. The stock is carried at cost.

Reclassifications

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

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

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

Note 2 - Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollar amounts in thousands)

Securities Available-for-Sale:
U.S. government and agency obligations	$49,442	$836	$-	$50,278
Municipal obligations	27,838	1,742	30	29,550
Corporate obligations	7,980	193	567	7,606
Equity securities	3,685	5	980	2,710
Mutual funds	8,716	501	3	9,214
Trust preferred securities	16,695	29	5,784	10,940
Mortgage-backed securities and collateralized mortgage obligations	62,593	1,948	139	64,402

	$176,949	$5,254	$7,503	$174,700

Securities Held-to-Maturity:
U.S. government and agency obligations	$20,064	$161	$5	$20,220
Municipal obligations	16,514	554	13	17,055
Mortgage-backed securities and collateralized mortgage obligations	38,249	799	290	38,758

	$74,827	$1,514	$308	$76,033

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollar amounts in thousands)
Securities Available-for-Sale:
U.S. government and agency obligations	$50,999	$1,023	$23	$51,999
Municipal obligations	22,708	803	47	23,464
Corporate obligations	14,563	525	914	14,174
Equity securities	4,144	-	846	3,298
Mutual funds	9,605	299	4	9,900
Trust preferred securities	21,394	157	8,024	13,527
Federal Home Loan Mortgage Corp. preferred stock	-	91	-	91
Mortgage-backed securities and collateralized mortgage obligations	48,816	1,413	567	49,662

	$172,229	$4,311	$10,425	$166,115

Securities Held-to-Maturity:
U.S. government and agency obligations	$15,106	$92	$-	$15,198
Municipal obligations	19,387	644	66	19,965
Corporate obligations	1,718	20	-	1,738
Mortgage-backed securities and collateralized mortgage obligations	36,237	483	884	35,836

	$72,448	$1,239	$950	$72,737

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollar amounts in thousands)
Due in one year or less	$10,621	$10,719	$-	$-
Due after one year through five years	40,394	41,389	6,512	6,646
Due after five years through ten years	25,104	26,232	25,279	25,682
Due after ten years	88,429	84,436	43,036	43,705

	$164,548	$162,776	$74,827	$76,033

At September 30, 2010 investments with an amortized cost of $24.8 million and fair values of $25.2 million were pledged to secure short-term and long-term borrowings with the Federal Home Loan Bank and the Federal Reserve Bank.

The proceeds from the sale of securities for the year ended September 30, 2010 was $16.7 million. Gross gains of $1.1 million and gross losses of $23,000 were realized on sales of securities in fiscal 2010. There were no sales of securities during fiscal 2009.

The Company recognized other-than-temporary impairment losses on securities of $3.6 million and $5.1 million for the fiscal periods ended September 30, 2010 and 2009, respectively. The impairment charges for the fiscal period ended September 30, 2010 relate to six pooled trust preferred securities and one private label mortgage-backed security. The impairment charges for the fiscal period ended September 30, 2009 relate to the Company’s holdings of the AMF Ultra Short Mortgage Fund, Freddie Mac preferred stock, a corporate bond, and five pooled trust preferred securities.

At September 30, 2010, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely-than-not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for greater than twelve months.

	September 30, 2010
	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
	(Dollar amounts in thousands)

Available-for-sale:
Municipal obligations	1	$998	$7	1	$478	$23	2	$1,476	$30
Corporate obligations	-	-	-	2	1,428	567	2	1,428	567
Equity securities	-	-	-	7	2,300	980	7	2,300	980
Mutual funds	1	1,332	3	-	-	-	1	1,332	3
Trust preferred securities	-	-	-	15	9,321	5,784	15	9,321	5,784
Mortgage-backed securities and collateralized mortgage obligations	1	161	3	4	3,310	136	5	3,471	139

Total temporarily impaired available-for-sale securities	3	2,491	13	29	16,837	7,490	32	19,328	7,503

Held-to-maturity:
U.S. government and agency obligations	1	2,995	5	-	-	-	1	2,995	5
Municipal obligations	-	-	-	1	607	13	1	607	13
Mortgage-backed securities and collateralized mortgage obligations	1	1,653	1	5	3,068	289	6	4,721	290

Total temporarily impaired held-to-maturity securities	2	4,648	6	6	3,675	302	8	8,323	308

Total temporarily impaired securities	5	$7,139	$19	35	$20,512	$7,792	40	$27,651	$7,811

	September 30, 2009
	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
	(Dollar amounts in thousands)

Available-for-sale:
U.S. government and agency obligations	1	$3,045	$23	-	$-	$-	1	$3,045	$23
Municipal obligations	1	408	1	3	1,894	46	4	2,302	47
Corporate obligations	-	-	-	3	1,569	914	3	1,569	914
Equity securities	5	2,160	428	3	1,138	418	8	3,298	846
Mutual funds	-	-	-	1	1,265	4	1	1,265	4
Trust preferred securities	-	-	-	18	11,286	8,024	18	11,286	8,024
Mortgage-backed securities and collateralized mortgage obligations	5	3,054	31	7	5,916	536	12	8,970	567

Total temporarily impaired available-for-sale securities	12	8,667	483	35	23,068	9,942	47	31,735	10,425

Held-to-maturity:
Municipal obligations	1	353	6	3	2,321	60	4	2,674	66
Mortgage-backed securities and collateralized mortgage obligations	8	15,315	162	6	3,250	722	14	18,565	884

Total temporarily impaired held-to-maturity securities	9	15,668	168	9	5,571	782	18	21,239	950

Total temporarily impaired securities	21	$24,335	$651	44	$28,639	$10,724	65	$52,974	$11,375

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

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of September 30, 2010.

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at September 30, 2010 were fifteen different trust preferred offerings with an aggregate fair value of $9.3 million, which had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $5.8 million at September 30, 2010. Due to dislocations in the credit markets broadly and the lack of trading and new issuances in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on pooled trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the industry standard modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the fiscal period ended September 30, 2010, the Company recognized in earnings impairment charges of $3.5 million on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment of these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. During the fiscal period ended September 30, 2009, the Company recognized in earnings impairment charges of $3.5 million on five investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities

At September 30, 2010 the Company had $983,000 of unrealized losses on equity securities. These securities represent investments in common equity offerings of six financial institutions with an aggregate fair value of $1.4 million, one investment in preferred stock of an insurance company with a fair value of $933,000, and an investment in a mutual fund offering with an aggregate fair value of $1.3 million. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. There were no impairment charges taken on these securities for the fiscal period ended September 30, 2010. For the fiscal period ended September 30, 2009, the Company recognized in earnings impairment charges of $1.3 million on equity securities. Impairment charges of $1.2 million were related to the Company’s holdings of the AMF Ultra Short Mortgage fund. These impairment charges resulted from the continuing uncertainty in spreads in the bond market for mortgage related securities. This uncertainty negatively impacted the market value of the securities in the fund and thus the net asset value of the fund itself. Management of the Company deemed the impairment of the fund to be other-than-temporary based upon the duration and extent to which the market value had been less than cost, the limitations placed on fund redemptions, and the inability to forecast a recovery in the market value. Additional impairment charges of $75,000 related to the Company’s holdings of Freddie Mac preferred stock resulting from the significant decline in the value of these securities following the announcement by the Federal Housing Finance Agency (“FHFA”) that both Freddie Mac and Fannie Mae had been placed under conservatorship. Additionally, the FHFA eliminated the payment of dividends on common stock and preferred stock and assumed the powers of the Board and management of both agencies. Management of the Company deemed the impairment on the Freddie Mac stock to be other-than-temporary based upon the duration and extent to which the market value had been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuer. Based on the

Company’s detailed analysis and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, the Company does not consider these remaining assets to be other-than-temporarily impaired at September 30, 2010. However, continued price declines could result in a writedown of one or more of these equity investments.

Corporate Obligations

Included in corporate obligations in an unrealized loss position at September 30, 2010 were two different securities with an aggregate fair value of $1.4 million. The unrealized loss on these securities amounted to $567,000 at September 30, 2010. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well-capitalized as of September 30, 2010 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency. Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010. There were no impairment charges taken on these securities for the fiscal period ended September 30, 2010. For the fiscal period ended September 30, 2009, the Company recognized in earnings impairment charges of $279,000 on corporate obligations. The impairment charges for fiscal 2009 related to the Company’s holding of one corporate bond issued by a large commercial and consumer finance company who filed a plan for reorganization under federal bankruptcy laws. Based on the factors concerning the issuer, management of the Company deemed the impairment on this security to be other-than-temporary.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

Included in mortgage backed securities in an unrealized loss position at September 30, 2010 were eleven different securities with an aggregate fair value of $8.2 million, of which nine securities having a fair value of $6.4 million had unrealized losses of $425,000 and have been in an unrealized loss position for twelve months or longer. A significant amount of the unrealized losses at September 30, 2010 represents one private label mortgage-backed security. For the fiscal period ended September 30, 2010, the Company recognized in earnings impairment charges of $57,000 and in other comprehensive income non-credit impairment charges of $294,000 resulting from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. There were no impairment charges recognized for this security during the fiscal period ended September 30, 2009. Based on management’s analysis of the remaining securities, management determined that the price declines are strictly market and spread related and management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following is a rollforward for the fiscal period ended September 30, 2010 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(Dollar amounts in thousands)
Credit component of OTTI as of 10/1/09	$-
Additions for credit-related OTTI charges on previously unimpaired securities	3,586

Credit component of OTTI as of 9/30/10	$3,586

Note 3 - Loans Receivable

Loans receivable, net are summarized as follows:

	September 30,
	2010	2009
	(Dollar amounts in thousands)

First mortgage loans:
Conventional:
1-4 family dwellings	$129,269	$164,718
Multi-family dwellings	40	82
Commercial	95,592	97,086
Construction	27,759	28,586

	252,660	290,472

Less:
Loans in process	(9,581)	(13,778)

	243,079	276,694

Consumer loans:
Home equity	72,008	80,453
Consumer loans	1,461	1,538
Other	2,325	2,390

	75,794	84,381

Commercial business loans and leases:
Commercial business loans	60,024	54,329
Commercial leases	186	205

	60,210	54,534

Less allowance for loan losses	(5,821)	(5,702)

Unearned discounts and fees	(190)	(120)

Loans Receivable, Net	$373,072	$409,787

At September 30, 2010 loans with a carrying amount of $161.5 million were pledged to secure short-term and long-term borrowings with the Federal Home Loan Bank.

Commitments to originate loans at September 30, 2010 were approximately as follows:

	Rate	Amount
	(Dollar amounts in thousands)
First mortgage loans:
Fixed rate	3.750% to 4.750%	$1,162
Adjustable rate	4.500% to 6.500%	4,962
Other loans:
Adjustable rate	3.500% to 7.500%	2,969

		$9,093

The Bank conducts its business through thirteen offices located in the greater Pittsburgh metropolitan area. At September 30, 2010 and 2009, the majority of the Bank’s loan portfolio was secured by properties located in this region. The Bank does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

In the normal course of business, loans are extended to directors, executive officers, and their associates. A summary of loan activity for those directors, executive officers, and their associates with loan balances in excess of $60,000 for the year ended September 30, 2010, is as follows:

2009	Additions	Amounts Collected	2010
(Dollar amounts in thousands)

$3,266	$695	$1,169	$2,792

Note 4 - Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands)

Balance, beginning	$5,702	$3,424
Provision for loan losses	1,600	5,870
Loans charged off	(1,555)	(3,713)
Recoveries	74	121

Balance, ending	$5,821	$5,702

Non-accrual loans were approximately $10,372,000 and $14,905,000 at September 30, 2010 and 2009, respectively. The foregone interest on those loans for the years ended September 30, 2010 and 2009 was $369,000 and $531,000, respectively. The amount of interest income on such loans actually included in income in the years ended September 30, 2010 and 2009 was $318,000 and $625,000, respectively. There are no commitments to lend additional funds to debtors in non-accrual status. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $1,397,000 and $2,363,000 at September 30, 2010 and 2009, respectively.

The recorded investment in loans that are considered to be impaired was $18,146,000 and $15,599,000 at September 30, 2010 and 2009, respectively. Included in the 2010 amount is $9,481,000 of impaired loans for which the related allowance for credit losses was $1,542,000 and $8,665,000 of impaired loans, of which $4,908,000 are collateral dependent, do not have a related allowance for credit losses as a result of applying impairment tests. The net value of the collateral securing these loans is $7,048,000. Included in the 2009 amount is $14,042,000 of impaired loans for which the related allowance for credit losses was $1,444,000 and $1,557,000 of impaired loans for which there is no allowance for credit losses. The average recorded investment in impaired loans during the fiscal years ended September 30, 2010 and 2009 was approximately $17,287,000 and $10,793,000, respectively. For the fiscal years ended September 30, 2010 and 2009, the Company recognized interest income on those impaired loans of $739,000 and $891,000, respectively, using the cash basis of income recognition.

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

Note 5 - Office Premises and Equipment

Office premises and equipment are summarized as follows:

	September 30,
	2010	2009
	(Dollar amounts in thousands)

Land	$2,081	$1,756
Office buildings	8,856	8,426
Construction in process	331	-
Furniture, fixtures, and equipment	2,165	2,433
Leasehold improvements	333	333

	13,766	12,948

Accumulated depreciation and amortization	(4,451)	(4,478)

	$9,315	$8,470

Depreciation expense was $535,000 and $488,000 for the years ended September 30, 2010, and 2009, respectively.

At September 30, 2010 the Bank had operating leases with respect to three branch offices and the Bank’s Loan Center. In addition, on July 27, 2009, the Bank executed a ground lease with respect to land in McCandless Township, Pennsylvania on which the Bank opened a new branch on November 8, 2010. The landlord was to deliver a pad on March 31, 2010. This pad was not delivered until July 19, 2010, which is 110 days late. As per the lease the tenant is entitled to a day credit for each day late. Therefore, with the bank opening date of November 8, 2010 the first rent payment is not due until February 25, 2011. At September 30, 2010 the Bank paid $331,000 for the construction of this new branch and estimates that it will have additional construction cost of $581,000. On November 8, 2010 the Bank closed two of its branch offices and consolidated them with the new McCandless Crossing’s branch. As of November 30, 2010 both of the operating leases have been terminated on the two closed branches. Also, on December 29, 2009 the Bank purchased its branch office located in Cranberry Township, Pennsylvania and no longer has an operating lease on this property. The Bank’s remaining operating leases expire on various dates through fiscal 2031. Lease expense amounted to $211,000 and $256,000 in fiscal years 2010 and 2009, respectively. Minimum annual lease commitments are approximately as follows (dollar amounts in thousands):

2011	$228
2012	285
2013	288
2014	258
2015	258
Thereafter	3,423

$4,740

Note 6 - Deposits

Deposit balances are summarized as follows:

		September 30,
	Weighted Average Rates	2010	2009
		(Dollar amounts in thousands)
Demand deposits	Noninterest bearing	$51,963	$41,362
Savings deposits:
NOW accounts	0.14% in 2010 and 0.43% in 2009	52,599	51,796
Savings	0.25% in 2010 and 0.55% in 2009	66,250	59,175
Money market deposit accounts	0.43% in 2010 and 1.00% in 2009	96,399	104,959

		267,211	257,292

Time deposits:
Fixed rate	Less than 1.00%	36,042	6,734
	1.00% to 2.99%	72,651	103,600
	3.00% to 4.99%	67,803	75,066
	5.00% to 6.99%	741	1,168
	7.00% to 8.99%	-	20

		177,237	186,588

		$444,448	$443,880

The weighted average interest rate for all deposits was 1.10% and 1.53% at September 30, 2010 and 2009, respectively. Time deposits with balances of $100,000 or more totaled $43,916,000 and $47,879,000 at September 30, 2010 and 2009, respectively.

At September 30, 2010, available-for-sale investment securities with a fair value of $1.0 million and held-to-maturity investment securities with an amortized cost of $1.0 million were pledged as required to secure deposits of public funds.

The maturities of time deposits at September 30, 2010 are summarized as follows (dollar amounts in thousands):

2011	$83,446
2012	26,542
2013	44,560
2014	11,033
2015	4,538
Thereafter	7,118

$177,237

Interest expense by deposit category is as follows:

	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands)
NOW accounts	$143	$254
Savings	255	523
Money market deposit accounts	705	1,533
Time deposits	4,413	6,109

	$5,516	$8,419

Note 7 - Borrowings

FHLB “RepoPlus” advances are short-term borrowings maturing within one day to one year, bear a fixed interest rate, and are subject to prepayment penalty. “RepoPlus” advances have historically been secured under the blanket collateral pledge agreement. However, as of October 2, 2009 specific collateral is required to be pledged for these borrowings. The Bank did not utilize any “RepoPlus” advances during fiscal 2010. During fiscal 2009 the Bank utilized $4,218,000 of “RepoPlus” advances. The daily average balance during 2009 was $12,000 and the daily average interest rate was 0.54%. The maximum amount outstanding at any month-end during 2009 was $40,000,000. At September 30, 2010 and 2009, there were no “RepoPlus” advances outstanding.

The Bank has a revolving line of credit with the Federal Home Loan Bank of Pittsburgh, which carries a commitment of $125,000,00. The rate is adjusted daily by the Federal Home Loan Bank, and any borrowings on this line may be repaid at any time without penalty. The Bank did not utilize this line of credit during fiscal 2010. The daily average balance during 2009 was $6,076,000 and the daily average interest rate was 0.84%. The maximum amount outstanding at any month-end during 2009 was $43,605,000. There was not an outstanding amount on the line of credit as of September 30, 2010 and 2009.

In fiscal 2009 the Bank purchased federal funds (“fed funds”) as a short-term funding source. The Bank did not purchase any fed funds during fiscal 2010. Fed funds purchased represent unsecured borrowings from other banks and generally mature daily. The daily average balance during 2009 was $236,000 and the daily average interest rate was 0.60%. The maximum amount outstanding at any month-end during 2009 was $2,000,000. At September 30, 2010 and 2009, there were no fed funds outstanding.

Also included in short-term borrowings are treasury, tax and loan balances of $130,000 and $104,000 at September 30, 2010 and 2009, respectively.

Long-term debt consisted of the following:

		September 30,
	Interest Rate	2010	2009
		(Dollar amounts in thousands)
Fixed Rate Advances Maturing:
June 23, 2010	3.24	$-	$41
June 23, 2010	3.24	-	1
November 29, 2011	4.11	10,000	10,000
November 19, 2012	3.83	10,000	10,000
November 18, 2013	4.07	10,000	10,000
December 18, 2013	3.52	10,000	10,000
Convertible Select Advances Maturing:
January 10, 2010	3.24	-	704
January 21, 2010	3.23	-	1,510
February 8, 2010	3.26	-	1,007
March 1, 2010	3.24	-	1,007
March 17, 2010	6.05	-	20,000
March 17, 2010	3.15	-	806
April 21, 2010	3.12	-	504
May 19, 2010	5.39	-	1,005
June 23, 2010	3.50	-	207
August 18, 2010	3.39	-	515
August 30, 2010	5.93	-	10,000
September 22, 2010	3.42	-	516
September 22, 2010	3.35	-	308
October 20, 2010(1)	3.33	401	410
November 2, 2011	4.40	5,000	5,000
January 17, 2018	2.93	15,000	15,000
January 23, 2018	2.29	20,000	20,000

Total Long-Term Debt		$80,401	$118,541

(1)

Advance was obtained through an acquisition and marked-to-market at the time of acquisition. The decrease in the balance at September 30, 2010 as compared to September 30, 2009 is attributed to the amortization of the fair market value adjustment.

Contractual maturities of long-term debt at September 30, 2010 were as follows (dollar amounts in thousands):

Years ending September 30,
2011	$401
2012	15,000
2013	10,000
2014	20,000
2015	-
Thereafter	35,000

$80,401

The Bank has pledged, as collateral for advances from the FHLB of Pittsburgh, specific qualifying collateral such as investment securities, mortgage-backed securities, and loans, with market values adjusted by a risk-weighting factor equal to at least 100% of the unpaid amount of outstanding advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at September 30, 2010 was approximately $21,547,000.

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

Note 8 - Subordinated Debt

Subordinated debt was $7,732,000 at September 30, 2010 and 2009. The Subordinated Debt represents obligations of the wholly-owned statutory business trust subsidiary (the “Trust”) which is not consolidated for financial statement purposes. The Trust was formed with initial capitalization in common stock of $232,000 and for the exclusive purpose of issuing $7,500,000 of Preferred Securities and using the total proceeds to acquire Junior Subordinated Debt Securities (“Debt Securities”) issued by the Company. The Debt Securities are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities, and obligations of the Company. The Debt Securities are due concurrently with the Preferred Securities and bear the same rate of interest as the Preferred Securities. The Preferred Securities qualify as Tier 1 capital for regulatory capital purposes.

The $7,500,000 Floating Rate Preferred Securities were issued on September 20, 2007 and are callable in whole or in part at par on December 15, 2012 and quarterly thereafter, except in certain circumstances. These securities mature on December 15, 2037. These securities bear a current interest rate of 1.65% through December 14, 2010 and adjust quarterly at a rate equal to three-month LIBOR plus 1.36%. During the second quarter of fiscal 2008, the Company entered into an interest rate swap to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount (see Note 19 “Derivative Instrument”).

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

Securities sold under agreements to repurchase included retail borrowings during fiscal 2010 and 2009. The daily average balance during 2010 and 2009 was $9,746,000 and $9,979,000, respectively, and the daily average interest rate was 0.45% and 0.94%, respectively. The maximum amount outstanding at any month-end during 2010 and 2009 was $13,393,000 and $13,023,000, respectively. At September 30, 2010 retail borrowings outstanding were $13,342,000 at a weighted average interest rate of 0.25%. At September 30, 2009 retail borrowings outstanding were $11,244,000 at a weighted average interest rate of 0.50%.

Securities underlying sales of securities under retail repurchase agreements consisted of investment securities that had an amortized cost of $16,211,000 and a fair value of $16,476,000 at September 30, 2010.

The Bank has eight separate structured repurchase agreements with PNC Bank, N.A. (“PNC”) and Citigroup Global Markets, Inc. (“CGMI”). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations, municipal obligations, and mortgage-backed securities, which continue to be carried as assets of the Bank, and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Each of the agreements provide an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. The Bank also has one fixed rate agreement that does not convert. The counterparty has the option of terminating the repurchase agreement at the reset date and quarterly thereafter. The counterparty may also terminate the repurchase agreement upon certain events of default including the Bank’s failure to maintain well capitalized status. Upon termination, the Bank would be required to repurchase the securities. During fiscal years 2010 and 2009, the Bank had $55,000,000, of borrowings outstanding with PNC, with a weighted average maturity of 1.59 years and 2.59 years, respectively. During fiscal years 2010 and 2009 the Bank had $40,000,000, of borrowings outstanding with CGMI, with a weighted average maturity of 2.66 years and 3.66 years, respectively. Securities underlying sales of securities under structured repurchase agreements consisted of investment securities that had an amortized cost of $107,633,000 and $111,537,000 and a fair value of $111,989,000 and $114,855,000 at September 30, 2010 and 2009, respectively. The Bank’s structured repurchase agreements are summarized as follows at September 30, 2010 and 2009:

	Interest Rate 2010	Interest Rate 2009	2010	2009
			(Dollar amounts in thousands)
Floating to fixed rate:
February 16, 2011	4.73%	4.73%	$10,000	$10,000
May 12, 2011	4.95	4.95	10,000	10,000
May 18, 2011	4.97	4.97	10,000	10,000
March 2, 2012	4.76	4.76	10,000	10,000
Fixed to floating rate:
July 24, 2013	5.80	5.80	15,000	15,000
September 13, 2013	5.80	5.80	15,000	15,000
August 8, 2014	5.50	5.50	15,000	15,000
Fixed rate:
August 31, 2012	4.44	4.44	10,000	10,000
Total Structured

Repurchase Agreements			$95,000	$95,000

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

A summary of the contractual amount of the Bank’s financial instrument commitments is as follows:

	September 30,
	2010	2009
	(Dollar amounts in thousands)
Commitments to grant loans	$9,093	$12,491
Unfunded commitments under lines of credit	70,684	72,804
Financial and performance standby letters of credit	1,333	1,293

The Bank’s customers have available lines of credit as follows: consumer, both secured and unsecured, and commercial, generally secured. The amount available at September 30, 2010 and 2009 was $31,614,000 and $27,925,000, respectively, for consumer lines of credit and $39,069,000 and $44,880,000, respectively, for commercial lines of credit. The interest rate for the consumer lines of credit range from 2.25% to 8.59%, the majority of which are at variable rates. The interest rates for the commercial lines of credit are generally variable and based on prevailing market conditions at the time of funding. The Bank’s customers also have available letters of credit. The amount available under these letters of credit at September 30, 2010 and 2009 was $1,333,000 and $1,293,000, respectively. The interest rates are generally variable and based on prevailing market conditions at the time of funding.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of September 30, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

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

The Company does not have any off-balance sheet risk at September 30, 2010, except for the commitments referenced above.

Note 11 - Income Taxes

The benefit of income taxes in the consolidated statements of income consists of the following:

	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands)
Current:
Federal	$251	$694
State	-	(43)

	251	651
Deferred, federal	(836)	(2,974)

	$(585)	$(2,323)

The differences between the expected and actual tax provision expressed as percentages of income before tax are as follows:

	Years Ended September 30,
	2010	2009
Expected federal tax rate	34.0%	(34.0%)
Tax-exempt interest	(556.2)	(12.8)
Valuation allowance on investments	7.9	(1.8)
State income tax, net of federal tax benefit	-	(1.1)
Other items, net	(114.7)	(7.7)

Actual Tax Rate	(629.0%)	(57.4%)

Deferred income taxes consisted of the following components:

	September 30,
	2010	2009
	(Dollar amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$1,979	$1,939
Unrealized losses on securities available-for-sale	765	2,079
Impairment on investments	3,831	2,984
Office premises and equipment	-	36
Deferred compensation	571	522
Long-term debt - purchase accounting adjustments	-	34
Federal net operating loss carryforwards	-	16
State net operating loss carryforwards	445	470
Capital loss carryforwards	319	-
AMT credit carryforward	345	226
Other	315	329

	8,570	8,635
Valuation allowance on deferred tax assets	(1,567)	(1,584)

Gross deferred tax assets	7,003	7,051

Deferred tax liabilities:
Loans- purchase accounting adjustments	2	2
Intangible assets	5	11
Office premises and equipment	143	-

Gross deferred tax liabilities	150	13

Net deferred tax asset	$6,853	$7,038

Net operating loss carryforwards in the amount of $48,000 and $73,000, obtained from acquisitions, were utilized in fiscal 2010 and 2009, respectively. As of September 30, 2010, the Company has state net operating loss carryforwards of $6,751,000 that expire through 2020. Management does not believe that these state net operating loss carryforwards will be utilized prior to their expiration, and as such, valuation allowances of $445,000 and $470,000 for fiscal 2010 and 2009, respectively, have been provided for them.

The tax benefits for both fiscal 2010 and 2009 were primarily a result of the Company having tax-exempt income that is currently higher than pre-tax income due to the OTTI charges and increases in the provision for loan losses that were taken, thus the effective tax rate is not meaningful. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for fiscal 2010 was $7.2 million and $1.6 million, respectively, compared to $7.0 million and $2.3 million, respectively, for fiscal 2009. The amount of tax benefit recognized on the OTTI charges was based on the tax characteristics of each security (capital or ordinary). Those securities that are treated as capital losses for tax purposes have limited tax benefits recorded and a valuation allowance of $1.1 million for both fiscal 2010 and 2009 has been provided for them.

Tax basis bad debt reserves established after 1987 are treated as temporary differences on which deferred income taxes have been provided. Deferred taxes are not required to be provided on tax bad debt reserves recorded in 1987 and prior years (base year bad debt reserves). Approximately $3,404,000 of the balance in retained earnings at September 30, 2010, represent base year bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount. Should amounts previously claimed as a bad debt deduction be used for any purpose other than to absorb bad debts (which is not anticipated), tax liabilities will be incurred at the rate then in effect.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of September 30, 2010 that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Federal Reserve Board (FRB) measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders’ equity (not inclusive of net unrealized gains and losses on available-for-sale debt securities, non-credit impairment charges on held-to-maturity debt securities, net unrealized gains on available-for-sale equity securities, and net unrealized gains and losses on cash flow hedges) and perpetual preferred stock less goodwill and other nonqualifying intangible assets (Tier 1 capital). The remainder (i.e., the Tier 2 risk-based capital) may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At September 30, 2010, the Company had Tier I capital as a percentage of risk-weighted assets of 11.9% and total risk-based capital as a percentage of risk-weighted assets of 13.1%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the Leverage Ratio) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. The minimum leverage ratio for all other bank holding companies is 4%. At September 30, 2010, the Company had a leverage ratio of 7.5%.

The following table sets forth certain information concerning the Bank’s regulatory capital at September 30, 2010 and 2009:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollar amounts in thousands)
As of September 30, 2010:
Total capital (to risk-weighted assets)	$55,128	12.4%	$	≥35,577	≥8.0%	$	≥44,471	≥10.0%
Tier 1 capital (to risk-weighted assets)	49,372	11.1		≥17,788	≥4.0	≥	26,682	≥6.0
Tier 1 capital (to average assets)	49,372	7.0		≥28,296	≥4.0	≥	35,370	≥5.0

As of September 30, 2009:
Total capital (to risk-weighted assets)	$56,029	11.7%	$	≥38,419	≥8.0%	$	≥48,024	≥10.0%
Tier 1 capital (to risk-weighted assets)	50,245	10.5		≥19,210	≥4.0		≥28,815	≥6.0
Tier 1 capital (to average assets)	50,245	6.9		≥29,145	≥4.0		≥36,431	≥5.0

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At September 30, 2010, the Bank’s retained earnings available for the payment of dividends was $10.7 million. Accordingly, $41.9 million of the Company’s equity in the net assets of the Bank was restricted at September 30, 2010. Funds available for loans or advances by the Bank to the Company amounted to $5.5 million. Any such borrowing must be on terms that would be available to unaffiliated parties and must be fully collateralized in accordance with FRB regulations. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

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

The Reserve Bank approved the Company’s request to pay approximately $87,500 in dividends on its outstanding series of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, held by the U.S. Department of Treasury payable November 15, 2010 and the payment of net interest in the amount of $101,827 on its issue of trust preferred securities that was payable December 15, 2010.

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

Note 14 - Stock Option Plans

On September 30, 2010, the Company has six share-based compensation plans for which stock options and restricted stock are outstanding. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $61,000 and $97,000 in fiscal 2010 and 2009. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $14,000 and $33,000 for fiscal 2010 and 2009.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which is shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at November 30, 2008 the Company awarded 7,100 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $49,700. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of September 30, 2010, 12,850 share awards remain available to grant under the Plan.

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

2009
Expected volatility	31%
Weighted-average volatility	31%
Expected dividends	9.0%
Expected term (in years)	5.5
Risk-free rate	2.1%

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(Dollar amounts in thousands, except share data)
Outstanding at September 30, 2009	400,187	$14.77
Granted	-	-
Exercised	(1,000)	6.23
Forfeited	(45,991)	11.74

Outstanding at September 30, 2010	353,196	$15.18	2.6	$-

Exercisable at September 30, 2010	318,829	$16.06	2.3	$-

The weighted average grant-date fair value of options granted during the fiscal year 2009 was $0.62. The total intrinsic value of options exercised during the fiscal years ended September 30, 2010 and 2009, was $1,270 and $175, respectively.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $36,000 and $40,000 for the fiscal years ended September 30, 2010 and 2009, respectively. The following table summarizes restricted stock awards for the fiscal years ended September 30, 2010 and 2009:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2009	9,730	$8.96
Granted	—	—
Vested	(3,766)	9.53
Forfeited	—	—

Non-vested at September 30, 2010	5,964	$8.60

As of September 30, 2010, there was $37,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option awards vested during the years ended September 2010 and 2009, was $52,000 and $93,000, respectively, and the total fair value of restricted stock vested during the years ended September 2010 and 2009, was $36,000 and $28,000, respectively.

Cash received from options exercised under all share-based payment arrangements for the fiscal years ended September 30, 2010 and 2009 was $6,230 and $845, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0 for the fiscal years ended September 30, 2010 and 2009, respectively.

The Company has a policy of issuing shares from authorized but unissued shares to satisfy share option exercises.

Note 15 - Employee Benefit Plans

Deferred Compensation - Post-Retirement Benefits

During 1998, the Bank established a non-qualified Salary Continuation Plan covering certain officers of the Bank. The Plan is unfunded and provides benefits to participants based upon amounts stipulated in the Plan agreements for a period of 15 years from normal retirement, as defined in the respective Plan agreements. Participants vest in benefits based upon years of service from Plan initiation to normal retirement age. Expense is being accrued based on the present value of future benefits in which the participant is expected to be vested. Expense recognized under the Plan for 2010 and 2009 was approximately $227,000 and $236,000, respectively. The accrued liability under the Plan at September 30, 2010 and 2009 was approximately $1,887,000 and $1,724,000, respectively.

The Bank has entered into life insurance policies designed to offset the Bank’s contractual obligation to pay pre-retirement death benefits and to recover the cost of providing benefits. Participants in the Plan are the insured under the policy, and the Bank is the owner and beneficiary. As of September 30, 2010, the cash surrender value of the bank owned life insurance was $2.1 million with a total death benefit of $5.4 million.

Group Term Replacement Plan

The Bank has purchased life insurance policies on the lives of certain officers of the Bank. By way of separate split dollar agreements, the policy interest is divided between the Bank and the officer. The Bank owns the policy cash surrender value, including accumulated policy earnings, and the policy death benefits over and above the cash surrender value are endorsed to the employee and beneficiary. As of September 30, 2010 the cash surrender value of the bank owned life insurance was $3.5 million with a total death benefit of $9.3 million for which the Bank has a death benefit obligation to beneficiaries of certain officers of $2.9 million. Net earnings recognized in 2010 and 2009 as a result of increased cash surrender value was approximately $202,000 and $212,000, respectively. Also, during the fiscal period ended September 30, 2009 the Bank recognized $651,000 of income attributed to the death of a covered executive.

Employee Stock Ownership Plan

The Bank maintains a non-contributory, tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of officers and employees who have met certain eligibility requirements related to age and length of service. Each year, the Bank makes a discretionary contribution to the ESOP in cash, Company common stock, or a combination of cash and Company stock. Amounts charged to compensation expense were $175,000 and $243,000 in 2010 and 2009, respectively. At September 30, 2010 the ESOP had 308,552 shares at a price of $5.98 per share and also had $127,001 in cash. Both the shares and cash were vested at September 30, 2010.

Note 16 - Disclosures About Fair Value Measurements

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels are as follows:

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2010 and 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
As of September 30, 2010	(Dollar amounts in thousands)
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$50,278	$-	$50,278
Municipal obligations	-	29,550	-	29,550
Corporate obligations	-	7,606	-	7,606
Equity securities	2,710	-	-	2,710
Mutual funds	9,214	-	-	9,214
Trust preferred securities	-	-	10,940	10,940
Mortgage-backed securities and collateralized mortgage obligations	-	64,402	-	64,402

	$11,924	$151,836	$10,940	$174,700

Residential loans held for sale	$-	$1,970	$-	$1,970

Liabilities:
Derivative instruments	$-	$736	$-	$736

	Level I	Level II	Level III	Total
As of September 30, 2009	(Dollar amounts in thousands)
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$51,999	$-	$51,999
Municipal obligations	-	23,464	-	23,464
Corporate obligations	-	14,174	-	14,174
Equity securities	3,298	-	-	3,298
Mutual funds	9,900	-	-	9,900
Trust preferred securities	-	-	13,527	13,527
Federal Home Loan Mortgage Corp. preferred stock	-	91	-	91
Mortgage-backed securities and collateralized mortgage obligations	-	49,662	-	49,662

	$13,198	$139,390	$13,527	$166,115

Residential loans held for sale	$-	$694	$-	$694

Liabilities:
Derivative instruments	$-	$578	$-	$578

At September 30, 2010, pooled trust preferred securities represent investments in 20 different trust preferred offerings with an aggregate fair value of $10.9 million, which had floating rates based on LIBOR. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the industry standard modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the fiscal period ended September 30, 2010 the Company recognized in earnings $3.5 million of impairment charges on six pooled trust preferred securities resulting from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which their market values have been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. During the fiscal period ended September 30, 2009 the Company recognized in earnings $3.5 million of impairment charges on five pooled trust preferred securities resulting from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following table presents the changes in the Level III fair-value category for the fiscal period ended September 30, 2010. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale

(Dollar amounts in thousands)

Beginning balance October 1, 2009	$13,527
Impairment charge on securities	(3,529)
Net change in unrealized loss on securities available for sale	2,112
Purchases, issuances, calls, and settlements	(1,038)
Other	(132)
Transfers in and/or out of Level III	-

Ending balance September 30, 2010	$10,940

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2010 and 2009 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserve allocations. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
As of September 30, 2010	(Dollar amounts in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$10,318	$6,286	$16,604
Foreclosed real estate, net	-	398	-	398

	$-	$10,716	$6,286	$17,002

	Level I	Level II	Level III	Total
As of September 30, 2009	(Dollar amounts in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$5,446	$8,709	$14,155
Foreclosed real estate, net	-	103	-	103

	$-	$5,549	$8,709	$14,258

Note 17 - Disclosures About Fair Value of Financial Instruments

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	September 30,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and due from banks	$8,414	$8,414	$7,221	$7,221
Interest bearing demand deposits with other institutions	20,923	20,923	35,259	35,259
Securities available-for-sale	174,700	174,700	166,115	166,115
Securities held-to-maturity	74,827	76,033	72,448	72,737
Loans receivable, net (including loans held for sale)	375,042	379,906	410,481	414,988
Federal Home Loan Bank stock	10,034	10,034	10,034	10,034
Accrued interest receivable	2,655	2,655	2,900	2,900

Financial liabilities:
Deposits	444,448	449,467	443,880	447,529
Short-term borrowings	130	130	104	104
Securities sold under agreements to repurchase	108,342	117,307	106,244	116,280
Subordinated Debt	7,732	7,732	7,732	7,732
Interest rate swap contracts	736	736	578	578
Advance payments by borrowers for taxes and insurance	1,223	1,223	1,274	1,274
Accrued interest payable	1,037	1,037	1,263	1,263
Long-term debt	80,401	85,871	118,541	123,139

Off-balance sheet financial instruments:
Standby letters of credit	-	-	-	-
Commitments to extend credit	-	-	-	-

Note 18 - Contingent Liabilities

The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, after consultation with legal counsel, the resolution of these claims will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note 19 - Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of September 30, 2010.

Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract involving the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of September 30, 2010 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at September 30, 2010 is being utilized to hedge $7.5 million in floating rate preferred securities. Below is a summary of the interest rate swap contract and the terms at September 30, 2010:

(Dollar amounts in thousands)	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
					Gain	Loss
Cash flow hedge	$7,500	5.32%	1.65%	12/15/2012	$-	$568

(*)	Variable receive rate based upon contract rates in effect at September 30, 2010

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the fiscal period ended September 30, 2010 and 2009 the Company recorded a loss of $10,000 and $5,000, respectively, relating to this contract. As of September 30, 2010, the notional amount of the customer related interest rate derivative financial instrument was $966,000, compared to $985,000 at September 30, 2009.

Note 20 - Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. On October 20, 2010 the FHLB announced the repurchase of approximately $200 million in excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of 5% of the member’s total capital stock outstanding or its excess capital stock outstanding. The Bank’s investment in the FHLB of Pittsburgh was $10.0 million at September 30, 2010 and 2009 and is valued at the par issue amount of $100 per share.

Note 21 - Fidelity Bancorp, Inc. Financial Information (Parent Company Only)

Following are condensed financial statements for the parent company:

Condensed Statements of Financial Condition

	September 30,
	2010	2009
	(Dollar amounts in thousands)
Assets
Cash	$650	$713
Investment in subsidiary bank	52,601	49,308
Investment in unconsolidated subsidiary trust	232	232
Securities available-for-sale	2,869	3,725
Other assets	1,596	1,422

Total Assets	$57,948	$55,400

Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$7,732	$7,732
Other liabilities	630	556

Total Liabilities	8,362	8,288
Total Stockholders’ Equity	49,586	47,112

Total Liabilities and Stockholders’ Equity	$57,948	$55,400

Condensed Statements of Income
	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands)
Dividends from subsidiary	$4	$1,559
Interest income	182	228
Interest expense	(409)	(411)
Realized gain on sales of securities, net	143	-
Other income	200	180
Other expense	(187)	(227)

(Loss) income Before Equity in Undistributed Earnings of Subsidiary and Income Taxes	(67)	1,329
Income tax benefit	33	95
Equity in undistributed earnings of subsidiary	712	(3,149)

Net Income (Loss)	$678	$(1,725)

Condensed Statements of Cash Flows

	Years Ended September 30,
	2010	2009
	(Dollar amounts in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$678	$(1,725)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(712)	3,149
Gain on sale of securities available-for-sale	(143)	-
Other changes, net	29	(10)

Net Cash (Used in) Provided by Operating Activities	(148)	1,414

Cash Flows from Investing Activities:
Purchases of securities available-for-sale	-	(81)
Sale of securities available-for-sale	658	-
Additional investment in Bank	-	(7,000)

Net Cash Provided by (Used in) Investing Activities	658	(7,081)

Cash Flows from Financing Activities:
Stock options exercised	7	1
Sale of stock thorough Dividend Reinvestment Plan	15	75
Dividends paid	(595)	(1,405)
Preferred stock issued	-	7,000

Net Cash (Used in) Provided by Financing Activities	(573)	5,671

Net (Decrease) Increase in Cash and Cash Equivalents	(63)	4
Cash and Cash Equivalents - Beginning	713	709

Cash and Cash Equivalents - Ending	$650	$713

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of September 30, 2010, based on management’s assessment, the Company’s internal control over financial reporting was effective.

/s/ Richard G. Spencer	/s/ Lisa L. Griffith
Richard G. Spencer	Lisa L. Griffith
Chief Executive Officer	Chief Financial Officer

Date: December 22, 2010

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I — Election of Directors”, and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Employees Stock
Compensation Programs and Directors Stock Option Plan	278,522	$15.58	12,850
Equity compensation plans not approved by security holders:
Directors Stock
Compensation Program/Plans(1)	74,674	13.71	-

Total	353,196	$15.18	12,850

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the sections captioned “Related Party Transactions” and “Corporate Governance” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference herein:

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (14)
3.3	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (16)
4.1	Common Stock Certificate (1)
4.2	Rights Agreement, dated as of March 31, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
4.3	Amendment No. 1 to Rights Agreement (4)
4.4 *	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company
4.5 *	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators
4.6 *	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company
4.7	Form of Certificate for the Series B Preferred Stock (16)
4.8	Warrant for Purchase of Shares of Common Stock (16)
10.1 **	Employee Stock Ownership Plan, as amended (1)
10.4 **	1997 Employee Stock Compensation Program (6)
10.6 **	1998 Group Term Replacement Plan (7)
10.8 **	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)
10.9 **	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)
10.10 **	Salary Continuation Agreement with Lisa L. Griffith (2)
10.11 **	1998 Stock Compensation Plan (8)
10.12 **	2000 Stock Compensation Plan (9)
10.13 **	2001 Stock Compensation Plan (10)
10.14 **	2002 Stock Compensation Plan (11)
10.15 **	2005 Stock-Based Incentive Plan (12)
10.16 **	Form of Directors Indemnification Agreement (13)
10.17 **	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)
10.18 **	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)
10.19 **	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)
10.20 **	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)
10.21 **	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)
10.22	Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (16)

10.23	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (16)
10.24	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (16)
14	Code of Ethics (2)
20.1	Dividend Reinvestment Plan (15)
21	Subsidiaries
23.1	Consent of S.R. Snodgrass A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification
99.1	EESA §111(b)(4) Certification of Principal Executive Officer
99.2	EESA §111(b)(4) Certification of Principal Financial Officer

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Management contract or compensatory plan or arrangement.
(1)

Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).

(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed March 31, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 filed with the SEC on February 14, 2000.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date: December 22, 2010	By:	/s/ Richard G. Spencer
Richard G. Spencer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

By:	/s/ Christopher S. Green	By:	/s/ Richard G. Spencer
	Christopher S. Green		Richard G. Spencer
	Chairman of the Board and Director		President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 22, 2010	Date:	December 22, 2010

By:	/s/ J. Robert Gales	By:	/s/ Robert F. Kastelic
	J. Robert Gales		Robert F. Kastelic
	Director		Director

Date:	December 22, 2010	Date:	December 22, 2010

By:	/s/ Oliver D. Keefer	By:	/s/ Charles E. Nettrour
	Oliver D. Keefer		Charles E. Nettrour
	Director		Director

Date:	December 22, 2010	Date:	December 22, 2010

By:	/s/ Joanne Ross Wilder	By:	/s/ Donald J. Huber
	Joanne Ross Wilder		Donald J. Huber
	Director		Director

Date:	December 22, 2010	Date:	December 22, 2010

By:	/s/ Lisa L. Griffith
Lisa L. Griffith
Senior Vice President and
(Principal Financial and Accounting Officer)

Date:	December 22, 2010