Form 10-Q
period 2010-12-31
FIDELITY BANCORP INC
filed 2011-02-11
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,061,775 shares, par value $0.01, at January 31, 2011.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item  1. Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	December 31, 2010	September 30, 2010
Assets
Cash and due from banks	$5,343	$8,414
Interest-bearing demand deposits with other institutions	38,676	20,923

Cash and Cash Equivalents	44,019	29,337

Securities available-for-sale (amortized cost of $176,190 and $176,949)	172,910	174,700
Securities held-to-maturity (fair value of $73,156 and $76,033)	72,610	74,827
Loans held for sale	930	1,970
Loans receivable, net of allowance of $5,964 and $5,821	361,098	373,072
Federal Home Loan Bank stock, at cost	9,533	10,034
Office premises and equipment, net	9,923	9,315
Accrued interest receivable	2,441	2,655
Bank owned life insurance	5,652	5,592
Goodwill	2,653	2,653
Other assets	12,580	12,515

Total Assets	$694,349	$696,670

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$52,580	$51,963
Interest bearing	392,132	392,485

Total Deposits	444,712	444,448

Securities sold under agreement to repurchase	105,002	108,342
Short-term borrowings	537	130
Long-term debt	80,000	80,401
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,272	1,223
Other liabilities	5,144	4,808

Total Liabilities	645,399	647,084

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,818	6,803
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,672,288 and 3,668,436 shares issued, respectively	37	37
Paid-in-capital	46,591	46,473
Retained earnings	8,410	8,708
Accumulated other comprehensive loss, net of tax	(2,674)	(2,053)
Treasury stock, at cost - 610,513 shares and 619,129 shares, respectively	(10,232)	(10,382)

Total Stockholders’ Equity	48,950	49,586

Total Liabilities and Stockholders’ Equity	$694,349	$696,670

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of (Loss) Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2010	2009
Interest income:
Loans	$5,148	$5,803
Mortgage-backed securities	719	781
Investment securities-taxable	680	779
Investment securities-tax-exempt	396	446
Other	19	12

Total interest income	6,962	7,821

Interest expense:
Deposits	1,173	1,582
Securities sold under agreement to repurchase	1,271	1,278
Short-term borrowings	1	1
Long-term debt	682	1,222
Subordinated debt	103	103

Total interest expense	3,230	4,186

Net interest income	3,732	3,635

Provision for loan losses	300	300

Net interest income after provision for loan losses	3,432	3,335

Noninterest income:
Other-than-temporary impairment losses	(1,584)	(1,234)
Non-credit related losses recognized in other comprehensive income	508	—

Net impairment losses recognized in earnings	(1,076)	(1,234)

Loan service charges and fees	232	152
Realized gain on sales of securities, net	5	650
Gain on sales of loans	152	134
Gain on loan interest rate swaps	10	6
Deposit service charges and fees	305	386
ATM fees	241	243
Non-insured investment products	52	48
Earnings on cash surrender value of life insurance policies	66	61
Other	41	38

Total noninterest income	28	484

Noninterest expense:
Compensation and benefits	2,200	2,058
Office occupancy and equipment expense	227	254
Depreciation and amortization	142	134
Advertising	100	100
Professional fees	120	140
Service bureau expense	146	163
Federal insurance premiums	297	308
Other	597	543

Total noninterest expense	3,829	3,700

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of (Loss) Income (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended
	December 31,
	2010	2009
(Loss) income before benefit of income taxes	$(369)	$119
Income tax benefit	(234)	(113)

Net (loss) income	(135)	232
Preferred stock dividend	(88)	(88)
Accretion of preferred stock discount	(15)	(15)

Net (loss) income available to common stockholders	$(238)	$129

Earnings per Share:
Basic earnings per common share	$(0.08)	$0.04

Diluted earnings per common share	$(0.08)	$0.04

Dividends per common share	$0.02	$0.02

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2010	3,668,436	$6,803	$37	$46,473	$8,708	$(2,053)	$(10,382)	$49,586
Comprehensive income (loss):
Net loss					(135)			(135)
Comprehensive gain on cash flow hedges net of tax of $27						53		53
Comprehensive loss on investment securities, net of tax of ($539)						(1,046)		(1,046)
Reclassification adjustment on investment securities, net of tax of $28						54		54
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($173)						(335)		(335)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $337						653		653

Total comprehensive loss								(756)

Accretion of preferred stock discount		15			(15)			—
Cumulative dividends on preferred stock					(88)			(88)
Stock-based compensation expense				13				13
Restricted stock issued	2,969
Cash dividends declared					(60)			(60)
Shares issued through Dividend
Reinvestment Plan	883			5				5
Contribution of stock to Employee Stock Ownership Plan (ESOP) (8,616 shares)				100			150	250

Balance at December 31, 2010	3,672,288	$6,818	$37	$46,591	$8,410	$(2,674)	$(10,232)	$48,950

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2010	2009
Operating Activities:
Net (loss) income	$(135)	$232
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	300	300
Loss on disposal of equipment	11	—
Provision for depreciation and amortization	142	134
Deferred loan fee amortization	(15)	(14)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	245	126
Realized gains on sales of securities, net	(5)	(650)
Impairment losses on securities	1,076	1,234
Loans originated for sale	(7,073)	(8,369)
Sales of loans held for sale	8,265	8,783
Net gains on sales of loans	(152)	(134)
Earnings on cash surrender value of life insurance policies	(66)	(61)
Expenses related to cash surrender value of life insurance policies	6	5
Decrease in interest receivable	214	168
Decrease in interest payable	(5)	(26)
Increase in accrued taxes	121	1,143
Noncash compensation expense related to stock benefit plans	13	22
Changes in other assets	692	(5,886)
Changes in other liabilities	571	(774)

Net cash provided by (used in) operating activities	4,205	(3,767)

Investing Activities:
Proceeds from sales of securities available-for-sale	135	5,619
Proceeds from maturities and principal repayments of securities available-for-sale	12,383	21,248
Purchases of securities available-for-sale	(12,934)	(21,493)
Proceeds from maturities and principal repayments of securities held-to-maturity	15,570	5,858
Purchases of securities held-to-maturity	(13,417)	(17,708)
Net decrease in loans	11,046	7,733
Proceeds from sales of foreclosed real estate	118	—
Additions to office premises and equipment	(761)	(786)
Redemptions of Federal Home Loan Bank (FHLB) stock	501	—

Net cash provided by investing activities	12,641	471

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Three Months Ended December 31,
	2010	2009
Financing Activities:
Net increase in deposits	$264	$6,688
Net decrease in securities sold under agreement to repurchase	(3,340)	(997)
Net increase in short-term borrowings	407	145
Increase in advance payments by borrowers for taxes and insurance	1,049	1,211
Repayments of long-term debt	(401)	(65)
Cash dividends paid	(148)	(150)
Proceeds from sale of stock through Dividend Reinvestment Plan	5	5

Net cash (used in) provided by financing activities	(2,164)	6,837

Net increase in cash and cash equivalents	14,682	3,541

Cash and cash equivalents at beginning of period	29,337	42,480

Cash and cash equivalents at end of period	$44,019	$46,021

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on deposits and other borrowings	$3,235	$4,212

Income taxes paid	$50	$—

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$643	$202

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Unaudited)

December 31, 2010

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2010. The results for the three- month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or any future interim period.

Certain amounts in the fiscal year 2010 financial statements have been reclassified to conform with the fiscal year 2011 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

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

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of this ASU did not have a material effect on the Company’s results of operations or financial position. The Company has presented the necessary disclosures in Note (7) herein.

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

(4) Stock Based Compensation

On December 31, 2010, the Company had five share-based compensation plans, for which stock options and restricted stock were outstanding as of December 31, 2010. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $13,000 and $22,000 for the three months ended December 31, 2010 and 2009, respectively.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at December 21, 2010 and November 30, 2008, the Company awarded 2,969 and 7,100 shares, respectively, of restricted stock from the unallocated shares under the Plan having a market value of approximately $17,550 and $49,700, respectively. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of December 31, 2010, 9,881 share awards were available for grant under this program.

As of December 31, 2010 there was approximately $41,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the three months ended December 31, 2010 were as follows:

	Options	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	353,196	$15.18
Granted	—	—
Exercised	—	—
Forfeited	(18,504)	7.43

Outstanding as of December 31, 2010	334,692	$15.61

Exercisable as of December 31, 2010	319,792	$16.05

The options outstanding and exercisable as of December 31, 2010 have a weighted average remaining term of 2.4 years and 2.3 years, respectively.

No options were granted for the three-month period ended December 31, 2010 or 2009.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $9,000 for the three months ended December 31, 2010 and 2009. The following table summarizes restricted stock awards for the three months ended December 31, 2010 and 2009, respectively.

	Three Months Ended December 31,
	2010	2009
Number of shares awarded	2,969	7,100
Market price of stock on date of grant	$5.91	$7.00

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

	Three Months Ended
	December 31,
	2010	2009
Numerator:
Net (loss) income available to common stockholders	$(238)	$129
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,048	3,040
Effect of dilutive securities:
Common stock equivalents	—	—

Denominator for diluted earnings per share - weighted average shares and assumed conversions	3,048	3,040

Basic earnings per common share	$(0.08)	$0.04

Diluted earnings per common share	$(0.08)	$0.04

Options to purchase 334,692 shares of common stock at prices ranging from $6.23 to $22.91 per share, 5,131 shares of restricted stock at prices ranging from $5.91 to $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the three months ended December 31, 2010, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 380,446 shares of common stock at prices ranging from $6.23 to $22.91 per share, 5,962 shares of restricted stock at prices ranging from $7.00 to $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the three months ended December 31, 2009, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of December 31, 2010:
U.S. government and agency obligations	$48,383	$650	$261	$48,772
Municipal obligations	28,634	569	183	29,020
Corporate obligations	7,481	152	707	6,926
Equity securities in financial institutions	2,468	50	844	1,674
Other equity securities	1,000	—	50	950
Mutual funds	8,741	419	18	9,142
Trust preferred securities	15,668	35	4,209	11,494
Mortgage-backed securities:
Agency	48,770	1,184	57	49,897
Collateralized mortgage obligations:
Agency	11,880	235	108	12,007
Private-label	3,165	1	138	3,028

	$176,190	$3,295	$6,575	$172,910

Held-to-maturity:
As of December 31, 2010:
U.S. government and agency obligations	$19,058	$82	$241	$18,899
Municipal obligations	15,749	254	141	15,862
Mortgage-backed securities:
Agency	8,122	322	26	8,418
Collateralized mortgage obligations:
Agency	26,908	457	26	27,339
Private-label	2,773	19	154	2,638

	$72,610	$1,134	$588	$73,156

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollar amounts in thousands)
Available-for-sale:
As of September 30, 2010:
U.S. government and agency obligations	$49,442	$836	$—	$50,278
Municipal obligations	27,838	1,742	30	29,550
Corporate obligations	7,980	193	567	7,606
Equity securities in financial institutions	2,685	5	912	1,778
Other equity securities	1,000	—	68	932
Mutual funds	8,716	501	3	9,214
Trust preferred securities	16,695	29	5,784	10,940
Mortgage-backed securities:
Agency	43,778	1,602	3	45,377
Collateralized mortgage obligations:
Agency	15,332	329	6	15,655
Private-label	3,483	17	130	3,370

	$176,949	$5,254	$7,503	$174,700

Held-to-maturity:
As of September 30, 2010:
U.S. government and agency obligations	$20,064	$161	$5	$20,220
Municipal obligations	16,514	554	13	17,055
Mortgage-backed securities:
Agency	6,931	353	—	7,284
Collateralized mortgage obligations:
Agency	27,861	410	21	28,250
Private-label	3,457	36	269	3,224

	$74,827	$1,514	$308	$76,033

The following table presents the amortized cost and fair value of debt securities by contractual maturity dates as of December 31, 2010:

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
As of December 31, 2010:
Due in one year or less	$9,510	$9,569	$—	$—
Due after one year through five years	35,403	36,227	9,246	9,265
Due after five years through ten years	29,116	29,561	21,839	21,963
Due after ten years	89,952	85,787	41,525	41,928

	$163,981	$161,144	$72,610	$73,156

The proceeds from the sale of securities for the three months ended December 31, 2010 were $135,000. Gross gains of $5,000 and gross losses of $0 were realized on sales of securities during the three months ended December 31, 2010. The proceeds from the sale of securities for the three months ended December 31, 2009 were $5.6 million. Gross gains of $650,000 and gross losses of $0 were realized on sales of securities during the three months ended December 31, 2009.

The Company recognized other-than-temporary impairment losses on securities of $1.1 million and $1.2 million for the three-month periods ended December 31, 2010 and 2009, respectively. The impairment charges for the three-month period ended December 31, 2010 relate to the Company’s holdings of five pooled trust preferred securities, one private label mortgage-backed security, and common stock of a local financial institution. The impairment charges for the three-month period ended December 31, 2009 relate to six pooled trust preferred securities.

At December 31, 2010, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely than-not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for greater than twelve months.

	Less than 12 Months			12 Months or More			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
As of December 31, 2010:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	7	$14,748	$261	—	$—	$—	7	$14,748	$261
Municipal obligations	1	476	25	11	6,555	158	12	7,031	183
Corporate obligations	—	—	—	2	1,288	707	2	1,288	707
Equity securities in financial institutions	—	—	—	5	1,302	844	5	1,302	844
Other equity securities	—	—	—	1	950	50	1	950	50
Mutual Funds	1	1,333	18	—	—	—	1	1,333	18
Trust preferred securities	—	—	—	12	9,440	4,209	12	9,440	4,209
Mortgage-backed securities:
Agency	4	8,165	57	—	—	—	4	8,165	57
Collateralized mortgage obligations:
Agency	1	2,848	108	—	—	—	1	2,848	108
Private-label	—	—	—	3	2,561	138	3	2,561	138

Total temporarily impaired available-for-sale securities	14	27,570	469	34	22,096	6,106	48	49,666	6,575

Held-to-maturity:
U.S. government and agency obligations	5	11,759	241	—	—	—	5	11,759	241
Municipal obligations	5	3,118	141	—	—	—	5	3,118	141
Mortgage-backed securities:
Agency	2	2,144	26	—	—	—	2	2,144	26
Collateralized mortgage obligations:
Agency	1	1,451	1	1	966	25	2	2,417	26
Private-label	—	—	—	4	1,387	154	4	1,387	154

Total temporarily impaired held-to-maturity securities	13	18,472	409	5	2,353	179	18	20,825	588

Total temporarily impaired securities	27	$46,042	$878	39	$24,449	$6,285	66	$70,491	$7,163

	Less than 12 Months			12 Months or More			Total
	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
As of September 30, 2010:
(Dollar amounts in thousands)
Available-for-sale:
Municipal obligations	1	$998	$7	1	$478	$23	2	$1,476	$30
Corporate obligations	—	—	—	2	1,428	567	2	1,428	567
Equity securities in financial institutions	—	—	—	6	1,367	912	6	1,367	912
Other equity securities	—	—	—	1	933	68	1	933	68
Mutual funds	1	1,332	3	—	—	—	1	1,332	3
Trust preferred securities	—	—	—	15	9,321	5,784	15	9,321	5,784
Mortgage-backed securities:
Agency	1	161	3	—	—	—	1	161	3
Collateralized mortgage obligations:
Agency	—	—	—	1	647	6	1	647	6
Private-label	—	—	—	3	2,663	130	3	2,663	130

Total temporarily impaired available-for-sale securities	3	2,491	13	29	16,837	7,490	32	19,328	7,503

Held-to-maturity:
U.S. government and agency obligations	1	$2,995	$5	—	$—	$—	1	$2,995	$5
Municipal obligations	—	—	—	1	607	13	1	607	13
Collateralized mortgage obligations:
Agency	1	1,653	1	1	1,295	20	2	2,948	21
Private-label	—	—	—	4	1,773	269	4	1,773	269

Total temporarily impaired held-to-maturity securities	2	4,648	6	6	3,675	302	8	8,323	308

Total temporarily impaired securities	5	$7,139	$19	35	$20,512	$7,792	40	$27,651	$7,811

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

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of December 31, 2010.

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at December 31, 2010 were twelve different trust preferred offerings with an aggregate fair value of $9.4 million, which had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $4.2 million at December 31, 2010. Due to dislocations in the credit markets broadly, and the lack of trading and new issuances in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on pooled trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended December 31, 2010, the Company recognized in earnings impairment charges of $947,000 on five investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. During the three months ended December 31, 2009, the Company recognized impairment charges of $1.2 million on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities in Financial Institutions

At December 31, 2010 the Company had $844,000 of unrealized losses on equity securities in financial institutions. These securities represent investments in common equity offerings of five financial institutions with an aggregate fair value of $1.3 million. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. During the three months ended December 31, 2010, the Company recognized in earnings impairment charges of $87,000 on one investment in common stock of a local financial institution resulting from the duration and extent to which the market value has been less than the cost and the performance of the financial institution over the past two years. There were no impairment charges taken on these securities for the three months ended December 31, 2009. Based on the Company’s detailed analysis, and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, except for the investment mentioned above, the Company does not consider these remaining assets to be other-than-temporarily impaired at December 31, 2010. However, continued price declines could result in a write down of one or more of these equity investments.

Corporate Obligations

Included in corporate obligations in an unrealized loss position at December 31, 2010 were two different securities with an aggregate fair value of $1.3 million. The unrealized loss on these securities amounted to $707,000 at December 31, 2010. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well-capitalized as of December 31, 2010 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency. Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010. There were no impairment charges on corporate obligations for the three months ended December 31, 2010 and 2009.

Private-Label Collateralized Mortgage Obligations

Included in private-label collateralized mortgage obligations in an unrealized loss position at December 31, 2010 were seven different securities with an aggregate fair value of $3.9 million. The unrealized loss on these securities amounted to $292,000 at December 31, 2010. A significant amount of the unrealized losses at December 31, 2010 represents one private label mortgage-backed security. For the three months ended December 31, 2010 the Company recognized $284,000 in non-credit impairment losses and $42,000 of credit impairment losses relating to this security resulting from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. There were no impairment charges recognized for this security during the three-month period ended December 31, 2009. Based on management’s analysis of the remaining securities, management determined that the price declines are strictly market and spread related and management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following is a roll forward for the three months ended December 31, 2010 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(In Thousands)
Credit component of OTTI as of October 1, 2010	$3,586
Additions for credit-related OTTI charges on previously unimpaired securities	—
Additions for credit-related OTTI charges on previously impaired securities	989

Credit component of OTTI as of December 31, 2010	$4,575

(7) Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2010 (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Residential Loans	$93	$122,695	$122,788
Commercial real estate loans
Non owner-occupied	7,026	60,713	67,739
All other commercial real estate	9,163	19,363	28,526
Construction loans
Residential construction loans	—	2,474	2,474
Commercial construction loans	—	16,293	16,293
Home equity loans	—	68,445	68,445
Consumer loans	—	3,532	3,532
Commercial Business and Lease Loans	1,218	56,047	57,265

Total	$17,500	$349,562	$367,062

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is made up of fixed rate and adjustable rate single-family amortizing term loans, which are primarily first liens. The commercial real estate (“CRE”) loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include multifamily structures and owner-occupied commercial structures. The construction loan segment is further disaggregated into two classes. One to four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing. If the estimate of construction cost proves to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. The commercial business and lease loan segment consists of loans made for the purpose of financing the activities of commercial customers. The installment loan segment consists primarily of home equity loans, which are generally second liens, and consumer loans. The consumer loans consist of motor vehicle loans, savings account loans, personal lines of credit, overdraft loans, other types of secured consumer loans, and unsecured personal loans.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $50,000 and if the loan either is in nonaccrual status, or is risk rated Substandard. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring agreement.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method, which is required for loans that are collateral dependent. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a monthly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010 and 2009 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2010
Residential loans	$—	$—	$93	$93	$93
Commercial real estate loans
Non owner-occupied	4,050	497	2,976	7,026	7,359
All other commercial real estate	7,129	759	2,034	9,163	9,500
Commercial Business and Lease Loans	881	363	337	1,218	1,218

Total impaired loans	$12,060	$1,619	$5,440	$17,500	$18,170

December 31, 2009
Commercial real estate loans
Non owner-occupied	$3,172	$372	$4,251	$7,423	$7,550
All other commercial real estate	5,748	599	3,046	8,794	8,897
Commercial Business and Lease Loans	1,309	415	1,260	2,569	2,569

Total impaired loans	$10,229	$1,386	$8,557	$18,786	$19,016

There are certain impaired loans whose payments are being applied to reduce the principal balance of the loan because the recovery of interest is not determinable. The unpaid principal balance reflects the balance as if the payments were applied in accordance with the terms of the original contractual agreement whereas the recorded investment reflects the outstanding principal balance for financial reporting purposes.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis
December 31, 2010
Residential loans	$93	$—	$—
Commercial real estate loans
Non owner-occupied	7,047	—	96
All other commercial real estate	9,544	—	114
Commercial Business and Lease Loans	1,139	1	18

Total impaired loans	$17,823	$1	$228

December 31, 2009
Commercial real estate loans
Non owner-occupied	$7,525	$65	$139
All other commercial real estate	7,331	—	—
Commercial construction loans	83	—	—
Commercial Business and Lease Loans	2,254	8	27

Total impaired loans	$17,193	$73	$166

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the orderly liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Loans in the Doubtful category have all the weaknesses found in substandard loans, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis. The Credit Analysis Department confirms the appropriate risk grade at origination and monitors all subsequent changes to risk ratings. The Bank’s Classified Asset Committee approves all risk rating changes, except those made within the pass risk ratings. The Bank engages an external consultant to conduct loan reviews on a quarterly basis. Generally, the external consultant reviews commercial relationships that equal or exceed $1,000,000, 10% of the number of loans under $1,000,000, and adversely classified commercial credits in excess of $50,000. Detailed reviews, including plans for resolution, are performed on loans classified as substandard on a monthly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of December 31, 2010 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2010
Residential loans	$121,318	$—	$1,470	$—	$122,788
Commercial real estate loans
Non owner-occupied	57,789	2,924	7,026	—	67,739
All other commercial real estate	18,472	—	10,054	—	28,526
Construction loans
Residential construction loans	2,474	—	—	—	2,474
Commercial construction loans	14,174	—	2,119	—	16,293
Home equity loans	67,294	—	1,151	—	68,445
Consumer loans	2,873	—	659	—	3,532
Commercial Business and Lease Loans	56,047	—	1,053	165	57,265

Total	$340,441	$2,924	$23,532	$165	$367,062

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2010 (in thousands):

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days+ Past Due	Total Past Due	Non-Accrual	Total Loans
Residential Loans	$116,192	$3,669	$1,457	$29	$5,155	$1,441	$122,788
Commercial real estate loans
Non owner-occupied	58,551	3,008	1,291	—	4,299	4,889	67,739
All other commercial real estate	21,518	2,828	—	—	2,828	4,180	28,526
Construction loans
Residential construction loans	2,474	—	—	—	—	—	2,474
Commercial construction loans	16,293	—	—	—	—	—	16,293
Home equity loans	66,456	664	114	589	1,367	622	68,445
Consumer loans	2,612	243	11	2	256	664	3,532
Commercial Business and Lease Loans	56,237	303	14	295	612	416	57,265

Total	$340,333	$10,715	$2,887	$915	$14,517	$12,212	$367,062

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The classes described above, provide the starting point for the ALL analysis. Management tracks the historical net charge-off activity by loan class. A historical charge-off factor is calculated and applied to each class. Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. Other qualitative factors are also considered.

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors. Management has identified a number of qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The qualitative factors are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; levels of and trends in the Bank’s borrowers in bankruptcy; trends in volumes and terms of loans; effects of changes in lending policies and strategies; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010. Activity in the allowance is presented for the three months ended December 31, 2010 (in thousands):

	Residential Loans	Commercial Real Estate Loans	Construction Loans	Installment Loans	Commercial Business and Lease Loans	Total
ALL balance at September 30, 2010	$236	$3,255	$45	$371	$1,914	$5,821
Charge-offs	(13)	(69)	—	(32)	(50)	(164)
Recoveries	—	—	—	4	3	7
Provision	—	200	—	—	100	300

ALL balance at December 31, 2010	$223	$3,386	$45	$343	$1,967	$5,964

Individually evaluated for impairment	$—	$1,256	$—	$—	$363	$1,619

Collectively evaluated for impairment	$223	$2,130	$45	$343	$1,604	$4,345

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

(8) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of December 31, 2010.

Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract involving the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income (AOCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of December 31, 2010, the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at December 31, 2010 is being utilized to hedge $7.5 million in floating rate-preferred securities. Below is a summary of the interest rate swap contract and the terms at December 31, 2010:

	Notional	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Rate	Rate(*)	Date	Gain	Loss
Cash flow hedge	$7,500	5.32%	1.66%	12/15/2012	$—	$487

(*)	Variable receive rate based upon contract rates in effect at December 31, 2010.

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three months ended December 31, 2010 and 2009 the Company recorded a gain of $10,000 and a gain of $6,000, respectively, relating to this contract. As of December 31, 2010, the notional amount of the customer-related interest rate derivative financial instrument was $963,000, compared to $980,000 at December 31, 2009.

(9) Comprehensive Income

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

(Dollars in thousands)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Net (loss) income	$(135)	$232
Comprehensive gain on cash flow hedges net of tax of $27 in 2010 and $18 in 2009	53	35
Comprehensive loss on investment securities, net of tax of ($539) in 2010 and ($339) in 2009	(1,046)	(658)
Reclassification adjustment on investment securities, net of tax of $28 in 2010 and ($221) in 2009	54	(429)
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($173) in 2010 and $0 in 2009	(335)	—
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $337 in 2010 and $420 in 2009	653	814

Total comprehensive loss	$(756)	$(6)

(10) Disclosures About Fair Value Measurements

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2010 and September 30, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
	(In Thousands)
As of December 31, 2010
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$48,772	$—	$48,772
Municipal obligations	—	29,020	—	29,020
Corporate obligations	—	6,926	—	6,926
Equity securities in financial institutions	1,674	—	—	1,674
Other equity securities	950	—	—	950
Mutual funds	9,142	—	—	9,142
Trust preferred securities	—	—	11,494	11,494
Mortgage-backed securities:
Agency	—	49,897	—	49,897
Collateralized mortgage obligations:
Agency	—	12,007	—	12,007
Private-label	—	3,028	—	3,028

	$11,766	$149,650	$11,494	$172,910

Residential loans held for sale	$—	$930	$—	$930

Liabilities:
Derivative instruments	$—	$578	$—	$578

	Level I	Level II	Level III	Total
	(In Thousands)
As of September 30, 2010
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$50,278	$—	$50,278
Municipal obligations	—	29,550	—	29,550
Corporate obligations	—	7,606	—	7,606
Equity securities in financial institutions	1,778	—	—	1,778
Other equity securities	932	—	—	932
Mutual funds	9,214	—	—	9,214
Trust preferred securities	—	—	10,940	10,940
Mortgage-backed securities:
Agency	—	45,377	—	45,377
Collateralized mortgage obligations:
Agency	—	15,655	—	15,655
Private-label	—	3,370	—	3,370

	$11,924	$151,836	$10,940	$174,700

Residential loans held for sale	$—	$1,970	$—	$1,970

Liabilities:
Derivative instruments	$—	$736	$—	$736

At December 31, 2010, pooled trust preferred securities represent investments in 20 different trust preferred offerings with an aggregate fair value of $11.5 million, which had floating rates based on LIBOR at December 31, 2010. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on pooled trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended December 31, 2010 the Company recognized in earnings $947,000 of impairment charges on five pooled trust preferred securities resulting from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these five trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which their market values have been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. There were $1.2 million of impairment charges taken on these securities during the three months ended December 31, 2009. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following table presents the changes in the Level III fair value category for the three months ended December 31, 2010. The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale (In Thousands)

Beginning balance October 1, 2010	$10,940
Impairment charge on securities	(947)
Net change in unrealized loss on securities available-for-sale	1,581
Purchases, issuances, calls, and settlements	—
Other	(80)
Transfers in and/or out of Level III	—

Ending balance December 31, 2010	$11,494

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2010 and September 30, 2010 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	(In Thousands)
As of December 31, 2010
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$9,931	$5,950	$15,881
Foreclosed real estate, net	—	925	—	925

	$—	$10,856	$5,950	$16,806

	Level I	Level II	Level III	Total
	(In Thousands)
As of September 30, 2010
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$10,318	$6,286	$16,604
Foreclosed real estate, net	—	398	—	398

	$—	$10,716	$6,286	$17,002

(11) Disclosures About Fair Value of Financial Instruments

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$5,343	$5,343	$8,414	$8,414
Interest bearing demand deposits with other institutions	38,676	38,676	20,923	20,923
Securities available-for-sale	172,910	172,910	174,700	174,700
Securities held-to-maturity	72,610	73,156	74,827	76,033
Loans receivable, net (including loans held for sale)	362,028	362,786	375,042	379,906
Federal Home Loan Bank stock	9,533	9,533	10,034	10,034
Accrued interest receivable	2,441	2,441	2,655	2,655

Financial liabilities:
Deposits	444,712	448,476	444,448	449,467
Securities sold under agreements to repurchase	105,002	112,490	108,342	117,307
Short-term borrowings	537	537	130	130
Long-term debt	80,000	84,274	80,401	85,871
Subordinated debt	7,732	7,732	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,272	2,272	1,223	1,223
Accrued interest payable	1,032	1,032	1,037	1,037
Interest rate swap contracts	578	578	736	736

(12) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. On October 20, 2010 the FHLB announced the repurchase of approximately $200 million in excess capital stock. The amount of excess stock repurchased from any member was the lesser of 5% of the member’s total capital stock outstanding or its excess capital stock outstanding. The Bank’s investment in the FHLB of Pittsburgh was $9.5 million at December 31, 2010 and is valued at the par issue amount of $100 per share.

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

Forward-Looking Statements

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

Critical Accounting Policies

Note 1 on pages 60 through 67 of the Company’s 2010 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, income taxes, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 7, “Loans Receivable and Related Allowance for Loan Losses”, on pages 20 through 24 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on page 47 of the Company’s 2010 Annual Report to Shareholders. Please refer to the discussion of other-than-temporary impairment in Note 6, “Securities”, on pages 12 through 19 above and in Note 2, “Securities”, on pages 68 through 75 of the Company’s 2010 Annual Report to Shareholders. Please refer to the discussion of income taxes on page 42 below and in Note 11, “Income Taxes”, on pages 85 through 87 of the Company’s 2010 Annual Report to Shareholders. Stock based compensation expense is reported in net income utilizing the fair value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on pages 10 and 11 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 14, “Stock Option Plans”, on pages 89 through 91 of the Company’s 2010 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company decreased $2.3 million, or 0.3%, to $694.3 million at December 31, 2010 from $696.7 million at September 30, 2010. Significant changes in individual categories include decreases in securities available-for-sale of $1.8 million, securities held-to-maturity of $2.2 million, loans held-for-sale of $1.0 million, and net loans of $12.0 million, partially offset by an increase in cash and cash equivalents of $14.7 million. The decrease in net loans reflects $37.4 million of prepayments, partially offset by $26.6 million in loan originations. The increase in cash and cash equivalents is a result of an increase in maturities and repayments of loans and securities.

Total liabilities of the Company decreased $1.7 million, or 0.3%, to $645.4 million at December 31, 2010 from $647.1 million at September 30, 2010. Significant changes include a decrease in securities sold under agreement to repurchase, partially offset by an increase in advance payments by borrowers for taxes and insurance.

Stockholders’ equity decreased to $49.0 million at December 31, 2010, compared to $49.6 million at September 30, 2010. This result reflects a net loss for the three-month period ended December 31, 2010 of $135,000; common and preferred stock cash dividends paid of $148,000; and an increase in the accumulated other comprehensive loss of $621,000, which is a result of changes in the net unrealized losses on the available-for-sale securities, changes in non-credit losses on available-for-sale and held-to-maturity securities, and by the unrealized loss recognized on the cash flow hedge as discussed in Note 8, “Derivative Instruments”, on pages 24 and 25 above. Offsetting these decreases were stock issued under the Dividend Reinvestment Plan of $5,000; stock-based compensation expense of $13,000; and stock contributed to the employee stock ownership plan of $250,000. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless redeemed earlier, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Approximately $3.4 million of the balances in retained earnings as of December 31, 2010 and September 30, 2010 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $1.2 million and $1.4 million in loans at December 31, 2010 and September 30, 2010, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. These loans represent commercial real estate loans, commercial business loans, and commercial business lines of credit, which have reached their maturity dates and are in the process of renewing.

	December 31, 2010	September 30, 2010
Non-accrual residential real estate loans (one-to-four family)	$1,441	$1,939
Non-accrual construction, multi-family residential and commercial real estate loans	9,069	7,151
Non-accrual installment loans	1,286	1,212
Non-accrual commercial business loans	416	70

Total non-performing loans	$12,212	$10,372

Total non-performing loans as a percent of net loans receivable	3.38%	2.78%

Total foreclosed real estate	$925	$398

Total non-performing loans and foreclosed real estate as a percent of total assets	1.89%	1.55%

Included in non-performing loans at December 31, 2010 are sixteen single-family residential real estate loans totaling $1.4 million, six commercial real estate loans totaling $9.1 million, twenty-six installment loans totaling $1.3 million, and six commercial business loans totaling $416,000. Non-performing loans increased $1.8 million to $12.2 million at December 31, 2010 from $10.4 million at September 30, 2010. The increase was primarily due to one large commercial real estate loan with a balance of $2.0 million that was placed on non-accrual during the current period. This loan is past its contractual maturity date and foreclosure proceedings have commenced.

At December 31, 2010, the Company had one troubled debt restructuring that had a recorded investment of $2.8 million. The Company originally agreed to a restructure of this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations and to improve its cash flows during this difficult economic period. The Company has never had any payment delinquency with this borrower. The borrower is making principal and interest payments in accordance with the new loan agreement and with the most recent Shared National Credit Examination this loan was removed from non-accrual status at September 30, 2010. A $142,000 specific reserve has been established against this credit.

At December 31, 2010, the Company had an allowance for loan losses of $6.0 million or 1.6% of gross loans receivable, as compared to an allowance of $5.8 million or 1.5% of gross loans receivable at September 30, 2010. The allowance for loan losses equals 48.8% of non-performing loans at December 31, 2010 compared to 56.1% at September 30, 2010. The level of the allowance for loan losses as a percentage of non-performing loans reflects the concentration of non-performing loans in the commercial real estate category, most of which are collateral-dependent loans that do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles (see Footnote 7). Management believes the balance in the allowance for loan losses is adequate based on its analysis of quantitative and qualitative factors as of December 31, 2010. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and believes that the allowance for losses on loans at December 31, 2010 is reasonable. See also “Provision for Loan Losses” on page 40. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

The Company recognizes that it must maintain an Allowance for Loan and Lease Losses (“ALL”) at a level that is adequate to absorb estimated credit losses associated with the loan and lease portfolio. The Company’s Board of Directors has adopted an ALL policy designed to provide management with a systematic methodology for determining and documenting the ALL each reporting period. This methodology was developed to provide a consistent process and review procedure to ensure that the ALL is in conformity with the Company’s policies and procedures and other supervisory and regulatory guidelines.

The Company’s ALL methodology incorporates management’s current judgments about the credit quality of the loan portfolio. The following factors are considered when analyzing the appropriateness of the allowance: historical loss experience; volume; type of lending conducted by the Bank; industry standards; the level and status of past due and non-performing loans; the general economic conditions in the Bank’s lending area; and other factors affecting the collectibility of the loans in its portfolio. The primary elements of the Bank’s methodology include portfolio segmentation and impairment measurement. Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management’s control, that can change often, rapidly and substantially. The adequacy of the ALL is based upon estimates considering all the aforementioned factors as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

Comparison of Results of Operations

for the Three Months Ended December 31, 2010 and 2009

Net (Loss) Income

The Company recorded a net loss for the three months ended December 31, 2010 of $135,000 and a net loss available to common stockholders of $238,000 or $(0.08) per diluted common share compared to net income of $232,000 and net income available to common stockholders of $129,000 or $0.04 per diluted common share for the same period in fiscal 2010. The $367,000 decrease in earnings primarily reflects a decrease in the gains on sales of securities of $645,000. Other factors contributing to the decrease in earnings include an increase in operating expenses of $129,000, or 3.5%, partially offset by an increase in net interest income of $97,000, or 2.7%, a decrease in other-than-temporary impairment “OTTI” charges of $158,000, an increase in other income (excluding OTTI charges and gains on sales of securities) of $31,000, or 2.9%, and an increase in income tax benefit of $121,000. OTTI charges were $1.1 million for the three months ended December 31, 2010 compared to $1.2 million for the prior year period.

The Company’s net (loss) income available to common stockholders and diluted earnings per common share for the three months ended December 31, 2010 and for the three months ended December 31, 2009 reflects the impact of $103,000 of preferred stock dividends and discount accretion each period.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, increased to 2.14% (annualized) in the three months ended December 31, 2010 from 2.04% (annualized) in the same period in 2009. The increase in interest rate spread for the three-month period ended December 31, 2010 is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The decrease in average rate paid on interest-bearing liabilities reflects the repayment of higher rate long-term debt between the periods. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended December 31,
	2010	2009
Average yield on:
Mortgage loans	5.68%	5.70%
Mortgage-backed securities	2.82	3.43
Installment loans	5.38	5.77
Commercial business loans and leases	4.77	4.98
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	2.76	3.13

Total interest-earning assets	4.31	4.66

Average rates paid on:
Deposits	1.18	1.57
Securities sold under agreement to repurchase	4.69	4.79
Short-term borrowings	0.22	0.26
Long-term debt	3.38	4.09
Subordinated debt	5.28	5.28

Total interest-bearing liabilities	2.17	2.62

Average interest rate spread	2.14%	2.04%

Net yield on interest-earning assets	2.36%	2.23%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $396,000 and $446,000 and the yield was 4.09% and 4.23%, prior to adjusting for federal income tax for the three months ended December 31, 2010 and 2009, respectively.

Interest Income

Interest on loans decreased $655,000 or 11.3% to $5.1 million for the three months ended December 31, 2010, compared to $5.8 million in the same period in 2009. The decrease reflects both a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. The average outstanding loan balances decreased $37.5 million or 9.1% and the average yield decreased by 14 basis points from 5.61% in the prior period to 5.47% in the current period. The average loan balances continued to decrease primarily due to increases in principal repayments mainly caused by customers refinancing their mortgage loans. Also, due to the current low interest rate environment, for asset/liability purposes, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans that it originates.

Interest on mortgage-backed securities decreased $62,000 or 7.9% to $719,000 for the three-month period ended December 31, 2010, compared to $781,000 in the same period in 2009. The decrease reflects a decrease in the average yield earned on the portfolio, partially offset by an increase in the average balance of mortgage-backed securities owned. The average balance of mortgage-backed securities increased $11.7 million or 13.0% and the average yield decreased by 61 basis points from 3.43% in the prior period to 2.82% in the current period. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $142,000 or 11.5% to $1.1 million for the three months ended December 31, 2010, as compared to $1.2 million in the same period in 2009. The decrease reflects a decrease in the yield earned on these investments, partially offset by an increase in the average balance of investment securities in the portfolio. The average balance of interest-bearing demand deposits with other institutions and investment securities increased $612,000 or 0.3% and the average tax-equivalent yield decreased by 37 basis points from 3.13% in the prior period to 2.76% in the current period. The higher average balance was primarily related to purchases of lower risk municipal, government, and agency securities, as well as higher interest-bearing demand deposits with other institutions resulting from increased maturities and repayments of loans and securities. The decrease in the yields are a result of the current lower interest rate environment.

Interest Expense

Interest on deposits decreased $409,000 or 25.9% to $1.2 million for the three-month period ended December 31, 2010, as compared to $1.6 million during the same period in 2009. The decrease reflects both a decrease in the average balance of deposits and a decrease in the average cost of the deposits. The average balance of deposits decreased $6.6 million or 1.6% and the average yield decreased by 39 basis points from 1.57% in the prior period to 1.18% in the current period. Management continues to try to attract and retain deposit accounts. The Company manages its cost of interest bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and subsequently adjusting rates accordingly.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $7,000 or 0.5% to $1.3 million for the three-month period ended December 31, 2010, as compared to the same period in 2009. The slight decrease reflects a decrease in the cost of these funds, partially offset by a higher level of average securities sold under agreement to repurchase. The average balance of securities sold under agreement to repurchase increased $1.8 million or 1.7% and the average yield decreased by 10 basis points from 4.79% in the prior period to 4.69% in the current period. The Bank had $95.0 million of wholesale structured borrowings outstanding at December 31, 2010 and 2009.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $540,000 or 44.2% to $682,000 for the three-month period ended December 31, 2010, as compared to $1.2 million in the same period in 2009. The decrease reflects both a decrease in the average balance of the debt and a decrease in the average cost of the debt. The average balance of long-term debt decreased $38.4 million or 32.4% and the average yield decreased by 71 basis points from 4.09% in the prior period to 3.38% in the current period. The decrease in the average balance and average cost reflects the Company’s decision to de-leverage the balance sheet and was accomplished by using its excess cash to pay off higher rate long-term debt that has matured between the periods. As noted above, the excess liquidity resulted from the decrease in net loan average balances resulting from increased prepayments.

Net Interest Income

The Company’s net interest income increased $97,000 or 2.7% to $3.7 million, for the three-month period ended December 31, 2010, as compared to $3.6 million in the same period in 2009. The increase in net interest income reflects interest expense decreasing more than interest income. Interest income decreased $859,000 or 11.0% to $7.0 million as compared to $7.8 million in the same period in 2009. The decrease reflects both a decrease in the average balance of interest earning assets and a decrease in the yields earned on these assets. Interest expense decreased $956,000 or 22.8% to $3.2 million, for the three-month period ended December 31, 2010, as compared to $4.2 million in the same periods in 2009. The decrease reflects both a decrease in the average balance of interest- bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. For the three months ended December 31, 2010 and 2009 the ratio of average interest-earning assets to average interest-bearing liabilities was 112.3% and 108.6%, respectively.

Provision for Loan Losses

The provision for loan losses was $300,000 for the three-month periods ended December 31, 2010 and 2009. At December 31, 2010, the allowance for loan losses increased to $6.0 million from $5.8 million at September 30, 2010. Net loan charge-offs were $157,000 for the three months ended December 31, 2010 as compared to net loan charge-offs of $39,000 for the three months ended December 31, 2009.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimates of the losses inherent in the portfolio based on a quarterly review by management of factors such as historical loss experience, volume, type of lending conducted by the Bank, industry standards, the level and status of past due and non-performing loans, the general economic conditions in the Bank’s lending area, and other factors affecting the collectibility of the loans in its portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Non-interest Income

Non-interest income declined $456,000, or 94.2%, to $28,000 for the three-month period ended December 31, 2010 compared to $484,000 in the same period in 2009. Excluding OTTI charges of $1.1 million and $1.2 million and gains on the sales of securities of $5,000 and $650,000 for the three months ended December 31, 2010 and 2009, respectively, total non-interest or other income increased $31,000 or 2.9% to $1.1 million for the three month period ended December 31, 2010, as compared to the same period in 2009. The increase is primarily attributed to an increase in loan service charges and fees and an increase in gains on sales of loans, partially offset by a decrease in deposit service charges and fees.

Impairment charges on securities were $1.1 million and $1.2 million for the three months ended December 31, 2010 and 2009, respectively. The impairment charges for the current period relate to the Company’s investments in five pooled trust preferred securities, one private label mortgage-backed security, and common stock of a local financial institution. The trust preferred impairment charges resulted from several factors, including a downgrade in their credit ratings, their failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on the trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. At December 31, 2010, the Company had holdings in 20 different trust preferred offerings with a book value of $15.7 million. The unrealized loss on these securities amounted to $4.2 million at December 31, 2010. Included in the Company’s holdings of trust preferred securities are 13 pooled trust preferred securities with a book value of $11.7 million and an unrealized loss of $3.5 million as of December 31, 2010. Of the $11.7 million in pooled trust preferred securities, five securities representing $8.3 million pass their principal coverage tests, while eight pooled securities with a book value of $3.4 million do not. Those securities that fail their coverage test have a current face amount of $11.6 million for which $8.3 million in impairment charges have previously been taken. The private label mortgage-backed security impairment charge resulted from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. The common stock impairment charge resulted from the duration and extent to which the market value has been less than cost and the performance of the financial institution over the past two years. The impairment charges for the prior period relate to the Company’s investments in six pooled trust preferred securities.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, were $232,000 and $152,000 for the three months ended December 31, 2010 and 2009, respectively. The increase is primarily attributed to an increase in title insurance fees and an increase in miscellaneous fees collected on commercial loans.

The Company recognized $5,000 and $650,000 in net realized gains on the sales of securities for the three months ended December 31, 2010 and 2009, respectively. The current period sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

Gains on the sales of loans were $152,000 and $134,000 for the three-month periods ended December 31, 2010 and 2009, respectively. The three-month period ended December 31, 2010 results reflect the sale of approximately $8.3 million of fixed-rate, single-family mortgage loans, compared to $8.8 million of similar loan sales during the prior year period. Due to the low interest rate environment, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans it originates.

Deposit service charges and fees decreased $81,000 or 21.0% to $305,000, as compared to $386,000 during the same period in 2009. The decrease is attributed to a decrease in the net volume of fees collected for returned checks.

Non-interest Expense

Total non-interest expense for the three-month period ended December 31, 2010 increased $129,000, or 3.5%, to $3.8 million, as compared to $3.7 million for the same period in 2009. The increase is primarily attributed to an increase in compensation and benefits expense and an increase in other operating expenses, partially offset by a decrease in office occupancy and equipment expense, a decrease in professional fees, a decrease in service bureau expense, and a decrease in federal deposit insurance premiums.

Compensation and benefits expense was $2.2 million for the three-month period ended December 31, 2010, as compared to $2.1 million for the same period in 2009. The increase is attributed to an increase in retirement fund expense, an increase in commissions expense, and an increase in bonus expense.

Office occupancy and equipment expense was $227,000 and $254,000 for the three months ended December 31, 2010 and 2009, respectively. The decrease is primarily attributed to a decrease in rent expense. On July 29, 2009, the Bank executed a ground lease with respect to land in McCandless Township, Pennsylvania on which the Bank opened a new branch on November 8, 2010 and simultaneously closed its Allison Park and Northway branches, which were leased properties. As of November 30, 2010 both of these operating leases were terminated. In addition, the first lease payment on the McCandless land is not due until February 25, 2011 because the site was not delivered to the Bank as negotiated, therefore a credit was granted to the Bank in accordance with the terms of the land lease. Also, on December 29, 2009 the Bank purchased its branch office located in Cranberry Township, Pennsylvania and no longer has an operating lease on this property.

Professional fees were $120,000 and $140,000 for the three months ended December 31, 2010 and 2009, respectively. The decrease is primarily attributed to a decrease in legal fees.

Service bureau expense was $146,000 for the three-month period ended December 31, 2010, as compared to $163,000 for the same period in 2009. The decrease is a result of the Bank paying conversion charges in the prior 2009 period for upgraded functionality, including branch capture and e-statements. Similar charges were not incurred in the current 2010 period.

Federal deposit insurance premiums were $297,000 and $308,000 for the three months ended December 31, 2010 and 2009, respectively. The decrease is primarily due to an accrual adjustment booked in the three months ended December 31, 2010.

Other operating expenses were $597,000 for the three-month period ended December 31, 2010 compared to $543,000 for the same period in 2009. The increase is primarily attributed to an increase in ATM card expense, an increase in consulting fee expense, and an increase in losses on disposals of fixed assets resulting from the Bank closing two branch offices as mentioned above.

Income Taxes

Total income tax benefit for the three-month period ended December 31, 2010 was $234,000, as compared to an income tax benefit of $113,000 for the three-month period ended December 31, 2009. The tax benefits for the periods were significantly impacted by the OTTI charges during the respective periods. The OTTI charges recorded in the current periods caused pre-tax income to be lower than tax-exempt income, therefore a tax benefit was recorded. Tax-exempt income includes: income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended December 31, 2010 was $1.6 million and $372,000, respectively, compared to $2.2 million and $406,000, respectively, for the three-month period ended December 31, 2009.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2010, the Company had Tier 1 capital as a percentage of risk-weighted assets of 12.32% and total risk-based capital as a percentage of risk-weighted assets of 13.57%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2010, the Company had a leverage ratio of 7.52%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2010, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.00% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2010, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 12.77%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2010, the total of approved loan commitments amounted to $5.5 million. In addition, the Company had $10.7 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $75.3 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	December 31, 2010	September 30, 2010
	(in thousands)
Commitments to grant loans	$5,486	$9,093
Unfunded commitments under lines of credit	73,297	70,684
Financial and performance standby letters of credit	999	1,333

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2010 for guarantees under standby letters of credit issued is not material.

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

Part II - Other Information

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

(a) Not applicable

(b) Not applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Report.

3.1	Articles of Incorporation (1)

3.2	Amended Bylaws (14)

3.3	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (15)

4.1	Common Stock Certificate (1)

4.2	Rights Agreement dated as of June 30, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)

4.3	Amendment No. 1 to Rights Agreement (4)

4.4*	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.5*	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators

4.6*	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.7	Form of Certificate for the Series B Preferred Stock (15)

4.8	Warrant for Purchase of Shares of Common Stock (15)

10.1	Employee Stock Ownership Plan, as amended (1)

10.4	1997 Employee Stock Compensation Program (6)

10.6	1998 Group Term Replacement Plan (7)

10.8	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)

10.9	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)

10.10	Salary Continuation Plan Agreement with Lisa L. Griffith (2)

10.11	1998 Stock Compensation Plan (8)

10.12	2000 Stock Compensation Plan (9)

10.13	2001 Stock Compensation Plan (10)

10.14	2002 Stock Compensation Plan (11)

10.15	2005 Stock-Based Incentive Plan (12)

10.16	Form of Directors Indemnification Agreement (13)

10.17	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)

10.18	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)

10.19	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)

10.20	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)

10.21	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)

10.22	Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (15)

10.23	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

10.24	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
(1)	Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).
(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed June 30, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(5)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed December 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date: February 11, 2011	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: February 11, 2011	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer