Form 10-Q
period 2011-03-31
FIDELITY BANCORP INC
filed 2011-05-13
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,062,155 shares, par value $0.01, at April 29, 2011.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	March 31, 2011	September 30, 2010
Assets
Cash and due from banks	$5,569	$8,414
Interest-bearing demand deposits with other institutions	46,331	20,923

Cash and Cash Equivalents	51,900	29,337

Securities available-for-sale (amortized cost of $178,382 and $176,949)	175,398	174,700
Securities held-to-maturity (fair value of $77,240 and $76,033)	76,796	74,827
Loans held for sale	172	1,970
Loans receivable, net of allowance of $6,173 and $5,821	338,356	373,072
Federal Home Loan Bank stock, at cost	9,056	10,034
Office premises and equipment, net	9,806	9,315
Accrued interest receivable	2,494	2,655
Bank owned life insurance	5,708	5,592
Goodwill	2,653	2,653
Deferred tax assets	7,422	6,853
Other assets	5,051	5,662

Total Assets	$684,812	$696,670

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$49,863	$51,963
Interest bearing	395,366	392,485

Total Deposits	445,229	444,448

Securities sold under agreement to repurchase	95,210	108,342
Short-term borrowings	211	130
Long-term debt	80,000	80,401
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,230	1,223
Other liabilities	4,303	4,808

Total Liabilities	634,915	647,084

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,833	6,803
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,672,668 and 3,668,436 shares issued, respectively	37	37
Paid-in-capital	46,602	46,473
Retained earnings	8,906	8,708
Accumulated other comprehensive loss, net of tax	(2,249)	(2,053)
Treasury stock, at cost - 610,513 shares and 619,129 shares, respectively	(10,232)	(10,382)

Total Stockholders’ Equity	49,897	49,586

Total Liabilities and Stockholders’ Equity	$684,812	$696,670

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Interest income:
Loans	$4,880	$5,457	$10,028	$11,260
Mortgage-backed securities	816	738	1,535	1,519
Investment securities-taxable	632	753	1,312	1,532
Investment securities-tax-exempt	382	442	778	888
Other	22	13	41	26

Total interest income	6,732	7,403	13,694	15,225

Interest expense:
Deposits	1,097	1,398	2,270	2,980
Securities sold under agreement to repurchase	1,184	1,248	2,454	2,525
Short-term borrowings	1	2	2	3
Long-term debt	668	1,134	1,350	2,356
Subordinated debt	100	100	204	204

Total interest expense	3,050	3,882	6,280	8,068

Net interest income	3,682	3,521	7,414	7,157

Provision for loan losses	300	300	600	600

Net interest income after provision for loan losses	3,382	3,221	6,814	6,557

Non-interest income:
Other-than-temporary impairment losses	(810)	(1,517)	(2,395)	(6,012)
Non-credit related losses recognized in other comprehensive income	531	1,221	1,039	4,482

Net impairment losses recognized in earnings	(279)	(296)	(1,356)	(1,530)

Loan service charges and fees	126	125	358	278
Realized gain on sales of securities, net	580	387	586	1,037
Gain on sales of loans	76	86	228	221
Gain (loss) on loan interest rate swaps	3	(1)	13	5
Deposit service charges and fees	295	334	600	719
ATM fees	235	214	476	457
Non-insured investment products	54	34	106	83
Earnings on cash surrender value of life insurance policies	62	58	128	119
Other	102	64	143	100

Total non-interest income	1,254	1,005	1,282	1,489

Non-interest expense:
Compensation and benefits	2,163	2,021	4,363	4,079
Office occupancy and equipment expense	301	274	528	528
Depreciation and amortization	145	133	287	267
Advertising	100	82	200	182
Professional fees	115	130	234	270
Service bureau expense	150	145	297	307
Federal deposit insurance premiums	298	322	594	631
Other	505	651	1,102	1,195

Total non-interest expense	3,777	3,758	7,605	7,459

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Income before Provision for (Benefit of) Income Taxes	$859	$468	$491	$587
Provision for (Benefit of) Income Taxes	200	(11)	(34)	(124)

Net Income	659	479	525	711
Preferred stock dividend	(88)	(88)	(175)	(175)
Accretion of preferred stock discount	(15)	(15)	(30)	(30)

Net income available to common stockholders	$556	$376	$320	$506

Earnings per share
Basic earnings per common share	$0.18	$0.12	$0.11	$0.17

Diluted earnings per common share	$0.18	$0.12	$0.11	$0.17

Dividends per common share	$0.02	$0.02	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2010	3,668,436	$6,803	$37	$46,473	$8,708	$(2,053)	$(10,382)	$49,586
Comprehensive income (loss):
Net income					525			525
Comprehensive gain on cash flow hedges net of tax of $50						97		97
Comprehensive loss on investment securities, net of tax of ($60)						(116)		(116)
Reclassification adjustment on investment securities, net of tax of ($170)						(329)		(329)
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($353)						(686)		(686)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $431						838		838

Total comprehensive income								329

Accretion of preferred stock discount		30			(30)			—
Cumulative dividends on preferred stock					(175)			(175)
Stock-based compensation expense				20				20
Restricted stock issued	2,969
Cash dividends declared					(122)			(122)
Shares issued through Dividend Reinvestment Plan	1,263			9				9
Contribution of stock to Employee Stock Ownership Plan (ESOP) (8,616 shares)				100			150	250

Balance at March 31, 2011	3,672,668	$6,833	$37	$46,602	$8,906	$(2,249)	$(10,232)	$49,897

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended March 31,
	2011	2010
Operating Activities:
Net income	$525	$711
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	600	600
Provision for depreciation and amortization	287	267
Deferred loan fee amortization	(88)	(20)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	500	511
Realized gains on sales of securities, net	(586)	(1,037)
Impairment losses on securities	1,356	1,530
Loans originated for sale	(9,489)	(14,221)
Sales of loans held for sale	11,515	14,619
Net gains on sales of loans	(228)	(221)
Earnings on cash surrender value of life insurance policies	(128)	(119)
Decrease in interest receivable	161	169
Decrease in interest payable	(88)	(176)
Increase in accrued taxes	24	1,159
Noncash compensation expense related to stock benefit plans	20	35
Changes in other assets	855	(4,348)
Changes in other liabilities	(25)	(287)

Net cash provided by (used in) operating activities	5,211	(828)

Investing Activities:
Proceeds from sales of securities available-for-sale	22,382	16,284
Proceeds from maturities and principal repayments of securities available-for-sale	18,093	31,934
Purchases of securities available-for-sale	(42,787)	(42,543)
Proceeds from maturities and principal repayments of securities held-to-maturity	24,582	18,235
Purchases of securities held-to-maturity	(26,448)	(31,612)
Net decrease in loans	33,154	19,176
Proceeds from sales of foreclosed real estate	139	37
Additions to office premises and equipment	(789)	(914)
Redemptions of Federal Home Loan Bank (FHLB) stock	978	—

Net cash provided by investing activities	29,304	10,597

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Six Months Ended March 31,
	2011	2010
Financing Activities:
Net increase in deposits	$781	$2,250
Net decrease in retail securities sold under agreement to repurchase	(3,132)	(1,164)
Repayments of wholesale structured borrowings	(10,000)	—
Net increase in short-term borrowings	81	27
Increase in advance payments by borrowers for taxes and insurance	1,007	1,208
Repayments of long-term debt	(401)	(25,098)
Cash dividends paid	(297)	(298)
Proceeds from sale of stock through Dividend Reinvestment Plan	9	8

Net cash used in financing activities	(11,952)	(23,067)

Net increase (decrease) in cash and cash equivalents	22,563	(13,298)

Cash and cash equivalents at beginning of period	29,337	42,480

Cash and cash equivalents at end of period	$51,900	$29,182

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on deposits and other borrowings	$6,368	$8,244

Income taxes paid	$410	$—

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$1,050	$202

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

March 31, 2011

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2010. The results for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or any future interim period.

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

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

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

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

(4) Stock Based Compensation

On March 31, 2011, the Company had five share-based compensation plans, for which stock options and restricted stock were outstanding as of March 31, 2011. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $20,000 and $35,000 for the six months ended March 31, 2011 and 2010, respectively.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at December 21, 2010 and November 30, 2008, the Company awarded 2,969 and 7,100 shares, respectively, of restricted stock from the unallocated shares under the Plan having a market value of approximately $17,550 and $49,700, respectively. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of March 31, 2011, 9,881 share awards were available for grant under this program.

As of March 31, 2011 there was approximately $34,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the six months ended March 31, 2011 were as follows:

	Options	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	353,196	$15.18
Granted	—	—
Exercised	—	—
Forfeited	(19,471)	8.12

Outstanding as of March 31, 2011	333,725	$15.59

Exercisable as of March 31, 2011	318,825	$16.03

The options outstanding and exercisable as of March 31, 2011 have a weighted average remaining term of 2.2 years and 2.1 years, respectively.

No options were granted for the six-month period ended March 31, 2011 or 2010.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $14,000 and $18,000 for the six months ended March 31, 2011 and 2010, respectively. The following table summarizes restricted stock awards for the six months ended March 31, 2011. There were no shares issued for the six months ended March 31, 2010.

Six Months Ended March 31, 2011
Number of shares awarded	2,969
Market price of stock on date of grant	$5.91

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Numerator:
Net income available to common stockholders	$556	$376	$320	$506
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,057	3,041	3,052	3,041
Effect of dilutive securities:
Common stock equivalents	11	—	5	—

Denominator for diluted earnings per share - weighted average shares and assumed conversions	3,068	3,041	3,057	3,041

Basic earnings per common share	$0.18	$0.12	$0.11	$0.17

Diluted earnings per common share	$0.18	$0.12	$0.11	$0.17

Options to purchase 289,025 shares of common stock at prices ranging from $11.06 to $22.91 per share and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the three months ended March 31, 2011, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 354,251 shares of common stock at prices ranging from $6.23 to $22.91 per share, 5,962 shares of restricted stock at prices ranging from $7.00 to $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the three months ended March 31, 2010, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Options to purchase 289,025 shares of common stock at prices ranging from $11.06 to $22.91 per share and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the six months ended March 31, 2011, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 354,251 shares of common stock at prices ranging from $6.23 to $22.91 per share, 5,962 shares of restricted stock at prices ranging from $7.00 to $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the six months ended March 31, 2010, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of March 31, 2011:
U.S. government and agency obligations	$39,255	$368	$350	$39,273
Municipal obligations	29,659	860	148	30,371
Corporate obligations	6,980	118	572	6,526
Equity securities in financial institutions	2,469	23	847	1,645
Other equity securities	1,000	—	40	960
Mutual funds	2,644	—	31	2,613
Trust preferred securities	15,422	38	3,393	12,067
Mortgage-backed securities:
Agency	67,566	1,125	195	68,496
Collateralized mortgage obligations:
Agency	10,582	186	61	10,707
Private-label	2,805	34	99	2,740

	$178,382	$2,752	$5,736	$175,398

Held-to-maturity:
As of March 31, 2011:
U.S. government and agency obligations	$23,049	$59	$264	$22,844
Municipal obligations	14,242	257	73	14,426
Mortgage-backed securities:
Agency	7,535	304	36	7,803
Collateralized mortgage obligations:
Agency	29,399	361	69	29,691
Private-label	2,571	14	109	2,476

	$76,796	$995	$551	$77,240

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of September 30, 2010:
U.S. government and agency obligations	$49,442	$836	$—	$50,278
Municipal obligations	27,838	1,742	30	29,550
Corporate obligations	7,980	193	567	7,606
Equity securities in financial institutions	2,685	5	912	1,778
Other equity securities	1,000	—	68	932
Mutual funds	8,716	501	3	9,214
Trust preferred securities	16,695	29	5,784	10,940
Mortgage-backed securities:
Agency	43,778	1,602	3	45,377
Collateralized mortgage obligations:
Agency	15,332	329	6	15,655
Private-label	3,483	17	130	3,370

	$176,949	$5,254	$7,503	$174,700

Held-to-maturity:
As of September 30, 2010:
U.S. government and agency obligations	$20,064	$161	$5	$20,220
Municipal obligations	16,514	554	13	17,055
Mortgage-backed securities:
Agency	6,931	353	—	7,284
Collateralized mortgage obligations:
Agency	27,861	410	21	28,250
Private-label	3,457	36	269	3,224

	$74,827	$1,514	$308	$76,033

The following table presents the amortized cost and fair value of debt securities by contractual maturity dates as of March 31, 2011:

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
As of March 31, 2011:
Due in one year or less	$8,960	$9,014	$—	$—
Due after one year through five years	25,888	26,403	12,954	12,990
Due after five years through ten years	31,470	31,921	21,307	21,360
Due after ten years	105,951	102,842	42,535	42,890

	$172,269	$170,180	$76,796	$77,240

The proceeds from the sale of securities for the three months ended March 31, 2011 and 2010 were $22.2 million and $10.7 million, respectively. Gross gains of $580,000 and $407,000 were realized on sales of securities during the three months ended March 31, 2011 and 2010, respectively. Gross losses of $0 and $20,000 were realized on sales of securities during the three months ended March 31, 2011 and 2010, respectively. The proceeds from the sale of securities for the six months ended March 31, 2011 and 2010 were $22.4 million and $16.3 million, respectively. Gross gains of $586,000 and $1.1 million were realized on sales of securities during the six months ended March 31, 2011 and 2010, respectively. Gross losses of $0 and $20,000 were realized on sales of securities during the six months ended March 31, 2011 and 2010, respectively.

The Company recognized other-than-temporary impairment losses on securities of $279,000 and $296,000 for the three-month periods ended March 31, 2011 and 2010, respectively. The impairment charges for the three-month period ended March 31, 2011 relate to the Company’s holdings of a pooled trust preferred security, a single issue trust preferred security, and a private label mortgage-backed security. The impairment charges for the three-month period ended March 31, 2010 relate to two pooled trust preferred securities. The Company recognized other-than-temporary impairment losses on securities of $1.4 million and $1.5 million for the six-month periods ended March 31, 2011 and 2010, respectively. The impairment charges for the six-month period ended March 31, 2011 relate to the Company’s holdings of five pooled trust preferred securities, a single issue trust preferred security, a private label mortgage-backed security, and common stock of a local financial institution. The impairment charges for the six-month period ended March 31, 2010 relate to six pooled trust preferred securities.

At March 31, 2011, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely than-not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or more.

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2011:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	9	$18,599	$350	—	$—	$—	9	$18,599	$350
Municipal obligations	8	4,817	144	1	497	4	9	5,314	148
Corporate obligations	—	—	—	2	1,423	572	2	1,423	572
Equity securities in financial institutions	—	—	—	5	1,300	847	5	1,300	847
Other equity securities	—	—	—	1	960	40	1	960	40
Mutual Funds	2	2,613	31	—	—	—	2	2,613	31
Trust preferred securities	1	390	50	10	9,758	3,343	11	10,148	3,393
Mortgage-backed securities:
Agency	10	30,057	195	—	—	—	10	30,057	195
Collateralized mortgage obligations:
Agency	2	3,425	61	—	—	—	2	3,425	61
Private-label	—	—	—	2	1,550	99	2	1,550	99

Total temporarily impaired available-for-sale securities	32	59,901	831	21	15,488	4,905	53	75,389	5,736

Held-to-maturity:
U.S. government and agency obligations	7	15,736	264	—	—	—	7	15,736	264
Municipal obligations	4	2,305	73	—	—	—	4	2,305	73
Mortgage-backed securities:
Agency	2	2,105	36	—	—	—	2	2,105	36
Collateralized mortgage obligations:
Agency	4	9,108	65	1	900	4	5	10,008	69
Private-label	—	—	—	3	1,424	109	3	1,424	109

Total temporarily impaired held-to-maturity securities	17	29,254	438	4	2,324	113	21	31,578	551

Total temporarily impaired securities	49	$89,155	$1,269	25	$17,812	$5,018	74	$106,967	$6,287

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2010:
(Dollar amounts in thousands)
Available-for-sale:
Municipal obligations	1	$998	$7	1	$478	$23	2	$1,476	$30
Corporate obligations	—	—	—	2	1,428	567	2	1,428	567
Equity securities in financial institutions	—	—	—	6	1,367	912	6	1,367	912
Other equity securities	—	—	—	1	933	68	1	933	68
Mutual funds	1	1,332	3	—	—	—	1	1,332	3
Trust preferred securities	—	—	—	15	9,321	5,784	15	9,321	5,784
Mortgage-backed securities:
Agency	1	161	3	—	—	—	1	161	3
Collateralized mortgage obligations:
Agency	—	—	—	1	647	6	1	647	6
Private-label	—	—	—	3	2,663	130	3	2,663	130

Total temporarily impaired available-for-sale securities	3	2,491	13	29	16,837	7,490	32	19,328	7,503

Held-to-maturity:
U.S. government and agency obligations	1	$2,995	$5	—	$—	$—	1	$2,995	$5
Municipal obligations	—	—	—	1	607	13	1	607	13
Collateralized mortgage obligations:
Agency	1	1,653	1	1	1,295	20	2	2,948	21
Private-label	—	—	—	4	1,773	269	4	1,773	269

Total temporarily impaired held-to-maturity securities	2	4,648	6	6	3,675	302	8	8,323	308

Total temporarily impaired securities	5	$7,139	$19	35	$20,512	$7,792	40	$27,651	$7,811

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

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of March 31, 2011.

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at March 31, 2011 were eleven different trust preferred offerings with an aggregate fair value of $10.1 million, which had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $3.4 million at March 31, 2011. Due to dislocations in the credit markets broadly, and the lack of trading and new issuances in trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on pooled trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk.

The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended March 31, 2011, the Company recognized in earnings impairment charges of $100,000 on an investment in a pooled trust preferred security and $135,000 on a single issue trust preferred security. The impairment charges on the pooled trust preferred security resulted from several factors, including a downgrade on its credit ratings, failure to pass its principal coverage test, indications of a break in yield, and the decline in the net present value of its projected cash flows. The impairment charges on the single issue trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. During the three months ended March 31, 2010, the Company recognized in earnings impairment charges of $296,000 on two investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. During the six months ended March 31, 2011, the Company recognized impairment charges of $1.0 million on five investments in pooled trust preferred securities and $135,000 on a single issue trust preferred security. The impairment charges on the pooled trust preferred securities resulted from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. The impairment charges on the single issue trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. During the six months ended March 31, 2010, the Company recognized impairment charges of $1.5 million on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities in Financial Institutions

At March 31, 2011 the Company had $847,000 of unrealized losses on equity securities in financial institutions. These securities represent investments in common equity offerings of five financial institutions with an aggregate fair value of $1.3 million. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. During the six months ended March 31, 2011, the Company recognized in earnings impairment charges of $87,000 on one investment in common stock of a local financial institution resulting from the duration and extent to which the market value has been less than the cost and the performance of the financial institution over the past two years. There were no impairment charges taken on these securities for the three months ended March 31, 2011, three months ended March 31, 2010, and the six months ended March 31, 2010. Based on the Company’s detailed analysis, and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, except for the investment mentioned above, the Company does not consider these remaining assets to be other-than-temporarily impaired at March 31, 2011. However, continued price declines could result in a write down of one or more of these equity investments.

Corporate Obligations

Included in corporate obligations in an unrealized loss position at March 31, 2011 were two different securities with an aggregate fair value of $1.4 million. The unrealized loss on these securities amounted to $572,000 at March 31, 2011. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well capitalized as of March 31, 2011 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency.

Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011. There were no impairment charges on corporate obligations for the three and six months ended March 31, 2011 and 2010.

Private-Label Collateralized Mortgage Obligations

Included in private-label collateralized mortgage obligations in an unrealized loss position at March 31, 2011 were two different securities with an aggregate fair value of $1.6 million. The unrealized loss on these securities amounted to $99,000 at March 31, 2011. A significant amount of the unrealized losses at March 31, 2011 represents one private label mortgage-backed security. For the three months ended March 31, 2011 the Company recognized $44,000 of credit impairment losses relating to this security. For the six months ended March 31, 2011 the Company recognized $87,000 of credit impairment losses relating to this security. The impairment losses were a result of a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. There were no impairment charges recognized for this security during the three and six-month periods ended March 31, 2010. Based on management’s analysis of the remaining securities, management determined that the price declines are strictly market and spread related and management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following is a roll forward for the six months ended March 31, 2011 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(In Thousands)
Credit component of OTTI as of October 1, 2010	$3,586
Additions for credit-related OTTI charges on previously unimpaired securities	135
Additions for credit-related OTTI charges on previously impaired securities	1,134

Credit component of OTTI as of March 31, 2011	$4,855

(7) Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of March 31, 2011 and September 30, 2010 (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2011
Residential loans	$—	$120,656	$120,656
Commercial real estate loans
Non owner-occupied	6,781	60,864	67,645
All other commercial real estate	9,109	15,129	24,238
Construction loans
Residential construction loans	—	2,839	2,839
Commercial construction loans	—	16,150	16,150
Home equity loans	—	66,625	66,625
Consumer loans	—	2,720	2,720
Commercial business and lease loans	1,179	42,477	43,656

Total	$17,069	$327,460	$344,529

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
September 30, 2010
Residential loans	$93	$127,182	$127,275
Commercial real estate loans
Non owner-occupied	7,069	61,867	68,936
All other commercial real estate	9,924	16,732	26,656
Construction loans
Residential construction loans	—	1,762	1,762
Commercial construction loans	—	18,260	18,260
Home equity loans	—	72,008	72,008
Consumer loans	—	3,786	3,786
Commercial business and lease loans	1,060	59,150	60,210

Total	$18,146	$360,747	$378,893

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2011 and September 30, 2010 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2011
Commercial real estate loans
Non owner-occupied	$2,957	$443	$3,824	$6,781	$7,197
All other commercial real estate	4,933	713	4,176	9,109	9,433
Commercial business and lease loans	745	297	434	1,179	1,179

Total impaired loans	$8,635	$1,453	$8,434	$17,069	$17,809

September 30, 2010
Residential loans	$—	$—	$93	$93	$93
Commercial real estate loans
Non owner-occupied	3,017	542	4,052	7,069	7,351
All other commercial real estate	5,741	812	4,183	9,924	10,253
Commercial business and lease loans	723	188	337	1,060	1,060

Total impaired loans	$9,481	$1,542	$8,665	$18,146	$18,757

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

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Six Months Ended March 31, 2011			Six Months Ended March 31, 2010
	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis
Residential loans	$62	$—	$—	$31	$—	$—
Commercial real estate loans
Non owner-occupied	6,959	—	124	7,481	—	202
All other commercial real estate	9,398	—	247	7,735	65	27
Commercial construction loans	—	—	—	55	—	—
Commercial business and lease loans	1,153	2	33	2,183	9	61

Total impaired loans	$17,572	$2	$404	$17,485	$74	$290

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of March 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2011
Commercial real estate loans
Non owner-occupied	$57,944	$2,920	$6,781	$—	$67,645
All other commercial real estate	14,253	—	9,985	—	24,238
Construction loans
Residential construction loans	2,839	—	—	—	2,839
Commercial construction loans	14,244	—	1,906	—	16,150
Commercial business and lease loans	42,128	349	1,139	40	43,656

Total	$131,408	$3,269	$19,811	$40	$154,528

The following table presents the classes of the loan portfolio for which loan performance is the primary credit quality indicator.

	Residential Loans	Home Equity Loans	Consumer Loans	Total
March 31, 2011
Performing loans	$118,798	$65,947	$2,701	$187,446
Non-performing loans	1,858	678	19	2,555

Total	$120,656	$66,625	$2,720	$190,001

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011 (in thousands):

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
Residential loans	$116,487	$1,453	$829	$29	$2,311	$1,858	$120,656
Commercial real estate loans
Non owner-occupied	55,798	1,495	983	2,559	5,037	6,810	67,645
All other commercial real estate	18,315	5,342	581	—	5,923	—	24,238
Construction loans
Residential construction loans	2,839	—	—	—	—	—	2,839
Commercial construction loans	15,631	—	519	—	519	—	16,150
Home equity loans	65,026	284	209	428	921	678	66,625
Consumer loans	2,652	35	12	2	49	19	2,720
Commercial business and lease loans	41,848	704	146	626	1,476	332	43,656

Total	$318,596	$9,313	$3,279	$3,644	$16,236	$9,697	$344,529

An allowance for loan and lease losses (“ALLL”) is maintained to absorb losses from the loan portfolio. The ALLL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The classes described above, provide the starting point for the ALLL analysis. Management tracks the historical net charge-off activity by loan class. A historical charge-off factor is calculated and applied to each class. Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. Other qualitative factors are also considered.

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors. Management has identified a number of qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The qualitative factors are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources. The Bank’s qualitative factors consist of: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; levels of and trends in the Bank’s borrowers in bankruptcy; trends in volumes and terms of loans; effects of changes in lending policies and strategies; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL.

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011. Activity in the allowance is presented for the six months ended March 31, 2011 (in thousands):

	Residential Loans	Commercial Real Estate Loans	Installment Loans	Commercial Business and Lease Loans	Unallocated	Total
ALLL balance at September 30, 2010	$236	$3,300	$371	$1,914	$—	$5,821
Charge-offs	(13)	(69)	(62)	(142)	—	(286)
Recoveries	—	—	9	29	—	38
Provision	201	(77)	127	—	349	600

ALLL balance at March 31, 2011	$424	$3,154	$445	$1,801	$349	$6,173

Individually evaluated for impairment	$—	$1,156	$—	$297	$—	$1,453

Collectively evaluated for impairment	$424	$1,998	$445	$1,504	$349	$4,720

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALLL that is representative of the risk found in the components of the portfolio at any given date.

(8) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of March 31, 2011.

Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract involving the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income (AOCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of March 31, 2011, the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at March 31, 2011 is being utilized to hedge $7.5 million in floating rate-preferred securities. Below is a summary of the interest rate swap contract and the terms at March 31, 2011:

(Dollars in thousands)	Notional	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate(*)	Date	Gain	Loss
Cash flow hedge	$7,500	5.32%	1.67%	12/15/2012	$—	$421

(*)	Variable receive rate based upon contract rates in effect at March 31, 2011.

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three and six months ended March 31, 2011 the Company recorded gains of $3,000 and $13,000, respectively, relating to this contract. For the three and six months ended March 31, 2010 the Company recorded a loss of $1,000 and a gain of $5,000, respectively, relating to this contract. As of March 31, 2011, the notional amount of the customer-related interest rate derivative financial instrument was $959,000, compared to $975,000 at March 31, 2010.

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

(Dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income	$659	$479
Comprehensive gain (loss) on cash flow hedges net of tax of $23 in 2011 and ($17) in 2010	44	(33)
Comprehensive gain on investment securities, net of tax of $479 in 2011 and $545 in 2010	931	1,057
Reclassification adjustment on investment securities, net of tax of ($197) in 2011 and ($132) in 2010	(383)	(255)
Comprehensive (loss) gain on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($181) in 2011 and $54 in 2010	(350)	106
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $95 in 2011 and $101 in 2010	184	195

Total comprehensive income	$1,085	$1,549

(Dollars in thousands)	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
Net income	$525	$711
Comprehensive gain on cash flow hedges net of tax of $50 in 2011 and $1 in 2010	97	2
Comprehensive (loss) gain on investment securities, net of tax of ($60) in 2011 and $1,737 in 2010	(116)	3,372
Reclassification adjustment on investment securities, net of tax of ($170) in 2011 and ($353) in 2010	(329)	(684)
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($353) in 2011 and ($1,524) in 2010	(686)	(2,958)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $431 in 2011 and $520 in 2010	838	1,010

Total comprehensive income	$329	$1,453

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2011 and September 30, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
	(In Thousands)
As of March 31, 2011
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$39,273	$—	$39,273
Municipal obligations	—	30,371	—	30,371
Corporate obligations	—	6,526	—	6,526
Equity securities in financial institutions	1,645	—	—	1,645
Other equity securities	960	—	—	960
Mutual funds	2,613	—	—	2,613
Trust preferred securities	—	—	12,067	12,067
Mortgage-backed securities:
Agency	—	68,496	—	68,496
Collateralized mortgage obligations:
Agency	—	10,707	—	10,707
Private-label	—	2,740	—	2,740

	$5,218	$158,113	$12,067	$175,398

Residential loans held for sale	$—	$172	$—	$172

Liabilities:
Derivative instruments	$—	$493	$—	$493

	Level I	Level II	Level III	Total
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

At March 31, 2011, trust preferred securities represent investments in 20 different trust preferred offerings with an aggregate fair value of $12.1 million, which had floating rates based on LIBOR at March 31, 2011. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on pooled trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended March 31, 2011 the Company recognized in earnings $100,000 of impairment charges on an investment in a pooled trust preferred security and $135,000 on a single issue trust preferred security. The impairment charges on the pooled trust preferred security resulted from several factors, including a downgrade in its credit rating, failure to pass its principal coverage test, indications of a break in yield, and the decline in the net present value of its projected cash flows. The impairment charges on the single issue trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. During the six months ended March 31, 2011 the Company recognized in earnings $1.0 million of impairment charges on five investments in pooled trust preferred securities and $135,000 on a single issue trust preferred security. The impairment charges on the pooled trust preferred securities resulted from several factors, including a downgrade in their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. The impairment charges on the single issue trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding.

Management of the Company has deemed the impairment on these trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which their market values have been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the securities. There were $296,000 and $1.5 million of impairment charges taken on these securities during the three and six months ending March 31, 2010. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following table presents the changes in the Level III fair value category for the six months ended March 31, 2011. The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale (In Thousands)

Beginning balance October 1, 2010	$10,940
Impairment charge on securities	(1,182)
Net change in unrealized loss on securities available-for-sale	2,400
Purchases, issuances, calls, and settlements	—
Other	(91)
Transfers in and/or out of Level III	—

Ending balance March 31, 2011	$12,067

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2011 and September 30, 2010 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	(In Thousands)
As of March 31, 2011
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$9,656	$5,960	$15,616
Foreclosed real estate, net	—	1,302	—	1,302

	$—	$10,958	$5,960	$16,918

	Level I	Level II	Level III	Total
	(In Thousands)
As of September 30, 2010
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$10,318	$6,286	$16,604
Foreclosed real estate, net	—	398	—	398

	$—	$10,716	$6,286	$17,002

(11) Disclosures About Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments, however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective periods, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period.

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

Securities

Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. Prices on pooled trust preferred securities were calculated by a third party using a discounted projected cash-flow technique. Cash flows were estimated based on credit quality and prepayment assumptions. The present value of the projected cash flows was calculated using an adjusted discount rate which reflects higher credit spreads due to economic stresses in the marketplace and lower credit ratings.

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	March 31, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$5,569	$5,569	$8,414	$8,414
Interest bearing demand deposits with other institutions	46,331	46,331	20,923	20,923
Securities available-for-sale	175,398	175,398	174,700	174,700
Securities held-to-maturity	76,796	77,240	74,827	76,033
Loans receivable, net (including loans held for sale)	338,528	337,525	375,042	379,906
Federal Home Loan Bank stock	9,056	9,056	10,034	10,034
Accrued interest receivable	2,494	2,494	2,655	2,655

Financial liabilities:
Deposits	445,229	448,461	444,448	449,467
Securities sold under agreements to repurchase	95,210	101,682	108,342	117,307
Short-term borrowings	211	211	130	130
Long-term debt	80,000	83,699	80,401	85,871
Subordinated debt	7,732	7,732	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,230	2,230	1,223	1,223
Accrued interest payable	949	949	1,037	1,037
Interest rate swap contracts	493	493	736	736

(12) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. However, on October 20, 2010 and again on February 22, 2011 the FHLB announced the repurchase of approximately $200 million in excess capital stock. The amount of excess stock repurchased from any member was the lesser of 5% of the member’s total capital stock outstanding or its excess capital stock outstanding. The Bank’s investment in the FHLB of Pittsburgh was $9.1 million at March 31, 2011 and is valued at the par issue amount of $100 per share.

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

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, income taxes, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 7, “Loans Receivable and Related Allowance for Loan Losses”, on pages 20 through 25 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on page 47 of the Company’s 2010 Annual Report to Shareholders. Please refer to the discussion of other-than-temporary impairment in Note 6, “Securities”, on pages 13 through 20 above and in Note 2, “Securities”, on pages 68 through 75 of the Company’s 2010 Annual Report to Shareholders. Please refer to the discussion of income taxes on page 45 below and in Note 11, “Income Taxes”, on pages 85 through 87 of the Company’s 2010 Annual Report to Shareholders. Stock based compensation expense is reported in net income utilizing the fair value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on pages 10 and 11 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 14, “Stock Option Plans”, on pages 89 through 91 of the Company’s 2010 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company decreased $11.9 million, or 1.7%, to $684.8 million at March 31, 2011 from $696.7 million at September 30, 2010. Significant changes in individual categories include decreases in net loans of $34.7 million and loans held-for-sale of $1.8 million, partially offset by increases in cash and cash equivalents of $22.6 million and securities held-to-maturity of $2.0 million. The decrease in net loans reflects $76.9 million of repayments, partially offset by $42.4 million in loan originations. The increase in cash and cash equivalents is a result of an increase in maturities and repayments of loans and securities.

Total liabilities of the Company decreased $12.2 million, or 1.9%, to $634.9 million at March 31, 2011 from $647.1 million at September 30, 2010. Significant changes include a decrease in securities sold under agreement to repurchase, partially offset by an increase in advance payments by borrowers for taxes and insurance. Securities sold under agreement to repurchase decreased $13.1 million at March 31, 2011 as compared to September 30, 2010 primarily due to the Company repaying a $10.0 million wholesale structured borrowing that matured during the current quarter.

Stockholders’ equity increased slightly to $49.9 million at March 31, 2011, compared to $49.6 million at September 30, 2010. This result reflects net income for the six-month period ended March 31, 2011 of $525,000; stock issued under the Dividend Reinvestment Plan of $9,000; stock-based compensation expense of $20,000; and stock contributed to the employee stock ownership plan of $250,000. Offsetting these increases were common and preferred stock cash dividends paid of $297,000 and an increase in the accumulated other comprehensive loss of $196,000, which is a result of changes in the net unrealized losses on the available-for-sale securities, changes in non-credit losses on available-for-sale and held-to-maturity securities, and by the unrealized loss recognized on the cash flow hedge as discussed in Note 8, “Derivative Instruments”, on pages 25 and 26 above. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless redeemed earlier, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Approximately $3.4 million of the balances in retained earnings as of March 31, 2011 and September 30, 2010 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $3.6 million and $4.8 million in loans at March 31, 2011 and September 30, 2010, respectively, that were more than 90 days past due. Included in the $3.6 million is $3.2 million of loans, which have reached their maturity dates and are in the process of renewing. These loans represent commercial real estate loans, commercial business loans, and commercial business lines of credit.

	March 31, 2011	September 30, 2010
	(Dollars in Thousands)
Non-accrual residential real estate loans (one-to-four family)	$1,858	$1,939
Non-accrual construction, multi-family residential and commercial real estate loans	6,810	7,151
Non-accrual installment loans	697	1,212
Non-accrual commercial business loans	332	70

Total non-performing loans	$9,697	$10,372

Total non-performing loans as a percent of net loans receivable	2.87%	2.78%

Total foreclosed real estate	$1,302	$398

Total non-performing loans and foreclosed real estate as a percent of total assets	1.61%	1.55%

Included in non-performing loans at March 31, 2011 are twenty-one single-family residential real estate loans totaling $1.9 million, three commercial real estate loans totaling $6.8 million, nineteen installment loans totaling $697,000, and three commercial business loans totaling $332,000. Non-performing loans decreased $675,000 to $9.7 million at March 31, 2011 from $10.4 million at September 30, 2010. The decrease was primarily due to a decrease in non-accrual installment loans.

At March 31, 2011, the Company had one troubled debt restructuring that had a recorded investment of $2.8 million. The Company originally agreed to a restructure of this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations and to improve its cash flows during this difficult economic period. The Company has never had any payment delinquency with this borrower. The borrower is making principal and interest payments in accordance with the new loan agreement and with the most recent Shared National Credit Examination this loan was removed from non-accrual status at September 30, 2010. A $140,000 specific reserve has been established against this credit.

At March 31, 2011, the Company had an allowance for loan losses of $6.2 million or 1.8% of gross loans receivable, as compared to an allowance of $5.8 million or 1.5% of gross loans receivable at September 30, 2010. The allowance for loan losses equals 63.7% of non-performing loans at March 31, 2011 compared to 56.1% at September 30, 2010. The level of the allowance for loan losses as a percentage of non-performing loans reflects the concentration of non-performing loans in the commercial real estate category, most of which are collateral-dependent loans that do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles (see Footnote 7). Management believes the balance in the allowance for loan losses is adequate based on its analysis of quantitative and qualitative factors as of March 31, 2011. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and believes that the allowance for losses on loans at March 31, 2011 is reasonable. See also “Provision for Loan Losses” on page 42. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

The Company’s ALLL methodology incorporates management’s current judgments about the credit quality of the loan portfolio. The following factors are considered when analyzing the adequacy of the allowance: historical loss experience; volume; type of lending conducted by the Bank; industry standards; the level and status of past due and non-performing loans; the general economic conditions in the Bank’s lending area; and other factors affecting the collectibility of the loans in its portfolio. The primary elements of the Bank’s methodology include portfolio segmentation and impairment measurement. Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management’s control, that can change often, rapidly and substantially. The adequacy of the ALLL is based upon estimates considering all the aforementioned factors as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

Comparison of Results of Operations

for the Three and Six Months Ended March 31, 2011 and 2010

Net Income

The Company recorded net income for the three months ended March 31, 2011 of $659,000 and net income available to common stockholders of $556,000 or $0.18 per diluted common share compared to net income of $479,000 and net income available to common stockholders of $376,000 or $0.12 per diluted common share for the same period in fiscal 2010. The $180,000 increase in earnings primarily reflects an increase in net interest income of $161,000, or 4.6%, an increase in non-interest income (excluding other-than-temporary impairment “OTTI” charges) of $232,000, or 17.8%, partially offset by an increase in other non-interest expense of $19,000, or 0.5% and an increase in income tax provision of $211,000. OTTI charges were $279,000 for the three months ended March 31, 2011 compared to $296,000 for the prior year period.

The Company recorded net income for the six months ended March 31, 2011 of $525,000 and net income available to common stockholders of $320,000 or $0.11 per diluted common share compared to net income of $711,000 and net income available to common stockholders of $506,000 or $0.17 per diluted common share for the same period in fiscal 2010. The $186,000 decrease in earnings primarily reflects a decrease in the gains on sales of securities of $451,000. Other factors contributing to the decrease in earnings include an increase in operating expenses of $146,000, or 2.0% and a decrease in income tax benefit of $90,000, partially offset by an increase in net interest income of $257,000, or 3.6%, a decrease in OTTI charges of $174,000, and an increase in other income (excluding OTTI charges and gains on sales of securities) of $70,000, or 3.5%. OTTI charges were $1.4 million for the six months ended March 31, 2011 compared to $1.5 million for the prior year period.

The Company’s net income available to common stockholders and diluted earnings per common share for the three and six months ended March 31, 2011 and 2010 reflects the impact of $103,000 and $205,000, respectively, of preferred stock dividends and discount accretion in each period.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, increased to 2.10% (annualized) in the three months ended March 31, 2011 from 1.94% (annualized) in the same period in 2010. The Company’s tax-equivalent interest rate spread increased to 2.12% (annualized) in the six months ended March 31, 2011 from 1.97% (annualized) in the same period in 2010. The increase for the three and six month periods ended March 31, 2011 is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The decrease in average rate paid on interest-bearing liabilities reflects the repayment of higher rate long-term debt and structured wholesale debt between the periods. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Average yield on:
Mortgage loans	5.65%	5.55%	5.66%	5.62%
Mortgage-backed securities	2.82	3.07	2.80	3.25
Installment loans	5.35	5.56	5.36	5.66
Commercial business loans and leases	4.99	4.91	4.90	4.96
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	2.64	3.02	2.71	3.02

Total interest-earning assets	4.22	4.46	4.27	4.54

Average rates paid on:
Deposits	1.13	1.42	1.16	1.50
Securities sold under agreement to repurchase	4.82	4.83	4.76	4.81
Short-term borrowings	0.18	0.23	0.20	0.25
Long-term debt	3.38	4.15	3.38	4.14
Subordinated debt	5.28	5.28	5.28	5.28

Total interest-bearing liabilities	2.12	2.52	2.15	2.57

Average interest rate spread	2.10%	1.94%	2.12%	1.97%

Net yield on interest-earning assets	2.36%	2.18%	2.36%	2.20%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $382,000 and $442,000 and the yield was 4.13% and 4.19%, prior to adjusting for federal income tax for the three months ended March 31, 2011 and 2010, respectively. Interest income on tax-exempt investment securities was $778,000 and $888,000 and the yield was 4.10% and 4.22%, prior to adjusting for federal income tax for the six months ended March 31, 2011 and 2010, respectively.

Interest Income

Interest on loans decreased $577,000 or 10.6% to $4.9 million for the three months ended March 31, 2011, compared to $5.5 million in the same period in 2010. Interest on loans decreased $1.2 million or 10.9% to $10.0 million for the six months ended March 31, 2011, compared to $11.3 million in the same period in 2010. The decrease for the three months ended March 31, 2011 reflects a decrease in the average size of the loan portfolio, partially offset by a slight increase in the average yield earned on the loan portfolio. The decrease for the six months ended March 31, 2011 reflects both a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. For the three-month period ended March 31, 2011, the average outstanding loan balances decreased $44.9 million or 11.2% and the average yield increased by 4 basis points from 5.46% in the prior period to 5.50% in the current period. For the six-month period ended March 31, 2011, the average outstanding loan balances decreased $41.3 million or 10.2% and the average yield decreased by 5 basis points from 5.54% in the prior period to 5.49% in the current period. The average loan balances continued to decrease primarily due to increases in principal repayments mainly caused by customers refinancing their mortgage loans. Also, due to the current low interest rate environment, for asset/liability purposes, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans that it originates.

Interest on mortgage-backed securities increased $78,000 or 10.6% to $816,000 for the three-month period ended March 31, 2011, compared to $738,000 in the same period in 2010. Interest on mortgage-backed securities increased $16,000 or 1.1% to $1.5 million for the six-month period ended March 31, 2011, as compared to the same period in 2010. The increase for both periods reflects an increase in the average balance of mortgage-backed securities owned, partially offset by a decrease in the average yield earned on the portfolio. For the three-month period ended March 31, 2011, the average balance of mortgage-backed securities increased $19.5 million or 20.3% and the average yield decreased by 25 basis points from 3.07% in the prior period to 2.82% in the current period. For the six-month period ended March 31, 2011, the average balance of mortgage-backed securities increased $16.7 million or 17.9% and the average yield decreased by 45 basis points from 3.25% in the prior period to 2.80% in the current period. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $172,000 or 14.2% to $1.0 million for the three months ended March 31, 2011, as compared to $1.2 million in the same period in 2010. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $315,000 or 12.9% to $2.1 million for the six months ended March 31, 2011, as compared to $2.4 million in the same period in 2010. The decrease for both periods reflects both a decrease in the average balance of investment securities in the portfolio and a decrease in the yield earned on these investments. For the three-month period ended March 31, 2011, the average balance of interest-bearing demand deposits with other institutions and investment securities decreased $2.9 million or 1.5% and the average tax-equivalent yield decreased by 38 basis points from 3.02% in the prior period to 2.64% in the current period. For the six-month period ended March 31, 2011, the average balance of interest-bearing demand deposits with other institutions and investment securities decreased $5.4 million or 2.8% and the average tax-equivalent yield decreased by 31 basis points from 3.02% in the prior period to 2.71% in the current period. The lower average balance was primarily related to repayments of investment securities, partially offset by higher interest-bearing demand deposits with other institutions resulting from increased maturities and repayments of loans and securities. The decrease in the yields are a result of the current lower interest rate environment.

Interest Expense

Interest on deposits decreased $301,000 or 21.5% to $1.1 million for the three-month period ended March 31, 2011, as compared to $1.4 million during the same period in 2010. Interest on deposits decreased $710,000 or 23.8% to $2.3 million for the six-month period ended March 31, 2011, as compared to $3.0 million during the same period in 2010. The decrease for both periods reflects both a decrease in the average balance of deposits and a decrease in the average cost of the deposits. For the three-month period ended March 31, 2011, the average balance of deposits decreased $5.7 million or 1.4% and the average yield decreased by 29 basis points from 1.42% in the prior period to 1.13% in the current period. For the six-month period ended March 31, 2011, the average balance of deposits decreased $6.0 million or 1.5% and the average yield decreased by 34 basis points from 1.50% in the prior period to 1.16% in the current period. Management continues to try to attract and retain deposit accounts. The Company manages its cost of interest bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and subsequently adjusting rates accordingly.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $64,000 or 5.1% to $1.2 million for the three-month period ended March 31, 2011, as compared to the same period in 2010. Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $71,000 or 2.8% to $2.5 million for the six-month period ended March 31, 2011, as compared to the same period in 2010. The decrease for both periods reflects both a decrease in the cost of these funds and a lower level of average securities sold under agreement to repurchase. For the three-month period ended March 31, 2011, the average balance of securities sold under agreement to repurchase decreased $5.2 million or 5.0% and the average yield decreased by 1 basis point from 4.83% in the prior period to 4.82% in the current period. For the six-month period ended March 31, 2011, the average balance of securities sold under agreement to repurchase decreased $1.9 million or 1.8% and the average yield decreased by 5 basis points from 4.81% in the prior period to 4.76% in the current period. The Bank had $85.0 million and $95.0 million of wholesale structured borrowings outstanding at March 31, 2011 and 2010, respectively.

Interest on short-term borrowings, including advance payments by borrowers for taxes and insurance and treasury, tax, and loan notes, decreased $1,000 or 50.0% to $1,000 for the three-month period ended March 31, 2011, as compared to $2,000 in the same period in 2010. Interest on short-term borrowings, including advance payments by borrowers for taxes and insurance and treasury, tax, and loan notes, decreased $1,000 or 33.3% to $2,000 for the six-month period ended March 31, 2011, as compared to $3,000 in the same period in 2010. The decrease for both periods reflects a decrease in the average cost of these borrowings, partially offset by an increase in the average balance of these borrowings. For the three-month period ended March 31, 2011 the average balance of short-term borrowings increased $106,000 or 4.0% and the average yield decreased by 5 basis points from 0.23% in the prior period to 0.18% in the current period. For the six-month period ended March 31, 2011 the average balance of short-term borrowings increased $14,000 or 0.6% and the average yield decreased by 5 basis points from 0.25% in the prior period to 0.20% in the current period.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $466,000 or 41.1% to $668,000 for the three-month period ended March 31, 2011, as compared to $1.1 million in the same period in 2010. Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $1.0 million or 42.7% to $1.4 million for the six-month period ended March 31, 2011, as compared to $2.4 million in the same period in 2010. The decrease for both periods reflects both a decrease in the average balance of the debt and a decrease in the average cost of the debt. For the three-month period ended March 31, 2011, the average balance of long-term debt decreased $30.9 million or 27.8% and the average yield decreased by 77 basis points from 4.15% in the prior period to 3.38% in the current period. For the six-month period ended March 31, 2011, the average balance of long-term debt decreased $34.1 million or 29.9% and the average yield decreased by 76 basis points from 4.14% in the prior period to 3.38% in the current period. The decrease in the average balance and average cost reflects the Company’s decision to de-leverage the balance sheet and was accomplished by using its excess cash to pay off higher rate long-term debt that has matured between the periods. As noted above, the excess liquidity resulted from the decrease in net loan average balances resulting from increased prepayments.

Net Interest Income

The Company’s net interest income increased $161,000 or 4.6% to $3.7 million, for the three-month period ended March 31, 2011, as compared to $3.5 million in the same period in 2010. The Company’s net interest income increased $257,000 or 3.6% to $7.4 million, for the six-month period ended March 31, 2011, as compared to $7.2 million in the same period in 2010. The increase in net interest income for the three-month period ended March 31, 2011 reflects interest expense decreasing more than interest income. Interest income decreased $671,000 or 9.1% to $6.7 million as compared to $7.4 million in the same period in 2010. The decrease reflects both a decrease in the average balance of interest earning assets and a decrease in the yields earned on these assets. Interest expense decreased $832,000 or 21.4% to $3.1 million as compared to $3.9 million in the same period in 2010. The decrease reflects both a decrease in the average balance of interest-bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. The increase in net interest income for the six-month period ended March 31, 2011 reflects interest expense decreasing more than interest income. Interest income decreased $1.5 million or 10.1% to $13.7 million as compared to $15.2 million in the same period in 2010. The decrease reflects both a decrease in the average balance of interest earning assets and a decrease in the yields earned on these assets. Interest expense decreased $1.8 million or 22.2% to $6.3 million as compared to $8.1 million in the same period in 2010. The decrease reflects both a decrease in the average balance of interest-bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. For the three months ended March 31, 2011 and 2010 the ratio of average interest-earning assets to average interest-bearing liabilities was 112.3% and 109.3%, respectively. For the six months ended March 31, 2011 and 2010 the ratio of average interest-earning assets to average interest-bearing liabilities was 112.3% and 109.5%, respectively.

Provision for Loan Losses

The provision for loan losses was $300,000 for the three-month periods ended March 31, 2011 and 2010. The provision for loan losses was $600,000 for the six-month periods ended March 31, 2011 and 2010. At March 31, 2011, the allowance for loan losses increased to $6.2 million from $5.8 million at September 30, 2010. Net loan charge-offs were $91,000 for the three months ended March 31, 2011 as compared to net loan charge-offs of $776,000 for the three months ended March 31, 2010. Net loan charge-offs were $248,000 for the six months ended March 31, 2011 as compared to net loan charge-offs of $815,000 for the six months ended March 31, 2010.

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

Non-interest Income

Excluding OTTI charges of $279,000 and $1.4 million for the three and six months ended March 31, 2011, respectively, and $296,000 and $1.5 million for the three and six months ended March 31, 2010, respectively, total non-interest or other income increased $232,000 or 17.8% to $1.5 million and decreased $381,000 or 12.6% to $2.6 million for the three and six month periods ended March 31, 2011, respectively, as compared to $1.3 million and $3.0 million during the same periods in 2010. The increase for the three-month period ended March 31, 2011 is primarily attributed to an increase in realized gains on sales of securities, an increase in ATM fees, an increase in non-insured investment products income, and an increase in other income, partially offset by a decrease in gains on sales of loans and a decrease in deposit service charges and fees. The decrease for the six-month period ended March 31, 2011 is primarily attributed to a decrease in realized gains on sales of securities and a decrease in deposit service charges and fees, partially offset by an increase in loan service charges and fees, an increase in ATM fees, an increase in non-insured investment products income, and an increase in other income.

Impairment charges on securities were $279,000 and $296,000 for the three months ended March 31, 2011 and 2010, respectively. The impairment charges for the current three-month period relate to the Company’s holdings of a pooled trust preferred security, a single issue trust preferred security, and one private label mortgage-backed security. The pooled trust preferred impairment charges resulted from several factors, including a downgrade in its credit rating, its failure to pass its principal coverage test, indications of a break in yield, and the decline in the net present value of its projected cash flows. The impairment charges on the single issue trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. Management of the Company has deemed the impairment on the trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. The private label mortgage-backed security impairment charge resulted from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. The impairment charges for the prior three-month period relate to the Company’s investments in two pooled trust preferred securities. Impairment charges on securities were $1.4 million and $1.5 million for the six months ended March 31, 2011 and 2010, respectively. In addition to the three-month period charges, the impairment charges for the current six-month period relate to four additional pooled trust preferred securities and a common stock of a local financial institution. The common stock impairment charge resulted from the duration and extent to which the market value has been less than cost and the performance of the financial institution over the past two years. The impairment charges for the prior six-month period relate to the Company’s investments in six pooled trust preferred securities. At March 31, 2011, the Company had holdings in 20 different trust preferred offerings with a book value of $15.4 million. The unrealized loss on these securities amounted to $3.4 million at March 31, 2011. Included in the Company’s holdings of trust preferred securities are 13 pooled trust preferred securities with a book value of $11.6 million and an unrealized loss of $2.9 million as of March 31, 2011. Of the $11.6 million in pooled trust preferred securities, five securities representing $8.3 million pass their principal coverage tests, while eight pooled securities with a book value of $3.3 million do not. Those securities that fail their coverage test have a current face amount of $11.7 million for which $8.4 million in impairment charges have previously been taken.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees was relatively unchanged for the three months ended March 31, 2011 as compared to the same period in 2010. Loan service charges and fees increased $80,000 or 28.8% to $358,000, as compared to $278,000 during the same period in 2010. The increase for the six-month period ended March 31, 2011 is primarily attributed to an increase in miscellaneous fees collected on commercial business loans and an increase in title insurance fees, partially offset by a decrease in late charges on mortgage loans.

The Company recognized $580,000 and $586,000 in net realized gains on the sales of securities for the three and six months ended March 31, 2011, respectively, as compared to $387,000 and $1.0 million during the same periods in 2010. The current period sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

Gains on the sales of loans were $76,000 and $228,000 for the three and six months ended March 31, 2011, respectively, as compared to $86,000 and $221,000 during the same periods in 2010. The three-month period ended March 31, 2011 results reflect the sale of approximately $3.2 million of fixed-rate, single-family mortgage loans, compared to $5.8 million of similar loan sales during the prior year period. The six-month period ended March 31, 2011 results reflect the sale of approximately $11.5 million of fixed-rate, single-family mortgage loans, compared to $14.6 million of similar loan sales during the prior year period. Due to the low interest rate environment, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans it originates.

Deposit service charges and fees were $295,000 and $600,000 for the three and six months ended March 31, 2011 as compared to $334,000 and $719,000 during the same periods in 2010. The decrease for both periods is attributed to a decrease in net volume of fees collected for returned checks.

Automated teller machine (ATM) fees were $235,000 and $476,000 for the three and six months ended March 31, 2011 as compared to $214,000 and $457,000 during the same periods in 2010. The increase for the three and six months ended March 31, 2011 is attributed to an increase in the interchange fees earned on debit card transactions.

Included in the results for the six months ended March 31, 2010 was a one-time incentive payment of $45,000 the Bank received to convert its ATM network.

Non-insured investment product income was $54,000 and $106,000 for the three and six months ended March 31, 2011 as compared to $34,000 and $83,000 for the same periods in 2010. The increase for both periods is primarily attributed to an increase in the commissions earned on the sales of these products due to higher volumes of sales.

Other income was $102,000 and $143,000 for the three and six months ended March 31, 2011 as compared to $64,000 and $100,000 for the same periods in 2010. The increase for both periods in primarily attributable to an increase in commissions and fees earned on the sales of insurance products.

Non-interest Expense

Total non-interest expense for the three-month period ended March 31, 2011 increased $19,000, or 0.5%, to $3.8 million, as compared to the same period in 2010. Total non-interest expense for the six-month period ended March 31, 2011 increased $146,000, or 2.0%, to $7.6 million, as compared to $7.5 million for the same period in 2010. The increase for the three months ended March 31, 2011 is primarily attributed to an increase in compensation and benefits expense, an increase in office occupancy and equipment expense, an increase in depreciation and amortization expense, and an increase in advertising expense, partially offset by a decrease in professional fees, a decrease in federal deposit insurance premiums, and a decrease in other operating expenses. The increase for the six months ended March 31, 2011 is primarily attributed to an increase in compensation and benefits expense, an increase in depreciation and amortization expense, and an increase in advertising expense, partially offset by a decrease in professional fees, a decrease in federal deposit insurance premiums, and a decrease in other operating expenses.

Compensation and benefits expense was $2.2 million for the three-month period ended March 31, 2011, as compared to $2.0 million for the same period in 2010. Compensation and benefits expense was $4.4 million for the six-month period ended March 31, 2011, as compared to $4.1 million for the same period in 2010. The increase for the three and six months ended March 31, 2011 is attributed to an increase in retirement fund expense, an increase in commissions expense, an increase in unemployment compensation expense, an increase in health insurance expense, and an increase in bonus expense.

Office occupancy and equipment expense was $301,000 for the three months ended March 31, 2011 as compared to $274,000 in the same period in 2010. Office occupancy and equipment expense was $528,000 for the six months ended March 31, 2011 and 2010. The increase for the three months ended March 31, 2011 was primarily due to the Bank opening a new branch in McCandless Township, Pennsylvania on November 8, 2010.

Depreciation and amortization expense was $145,000 and $287,000 for the three and six months ended March 31, 2011 as compared to $133,000 and $267,000 for the same period in 2010. The increase for both periods is primarily attributed to an increase in depreciation expense on its information and network systems as a result of the Bank continually expanding technology and new products and services.

Advertising expense was $100,000 and $200,000 for the three and six months ended March 31, 2011, respectively, as compared to $82,000 and $182,000 for the same periods in 2010. The Company strives to market its products and services in a cost effective manner and incorporates a market segmentation strategy in its business plan to effectively manage its advertising dollars.

Professional fees were $115,000 and $234,000 for the three and six months ended March 31, 2011, respectively, as compared to $130,000 and $270,000 for the same periods in 2010. The decrease for both periods is primarily attributed to a decrease in legal fees.

Federal deposit insurance premiums were $298,000 and $594,000 for the three and six months ended March 31, 2011, respectively, as compared to $322,000 and $631,000 for the same periods in 2010. The decrease for both periods is primarily due to accrual adjustments booked in the three and six-month periods ended March 31, 2011.

Other operating expenses were $505,000 for the three-month period ended March 31, 2011 compared to $651,000 for the same period in 2010. Other operating expenses were $1.1 million for the six-month period ended March 31, 2011 compared to $1.2 million for the same period in 2010. The decrease for the three and six-month periods ended March 31, 2011 is primarily attributed to a decrease in scorecard rewards redemption expense, teller cash over and short expense, and a decrease in ATM card expense.

Income Taxes

Total income tax provision was $200,000 for the three months ended March 31, 2011 as compared to a benefit of $11,000 for the same period in 2010. Total income tax benefit was $34,000 and $124,000 for the six months ended March 31, 2011 and 2010, respectively. The tax benefits for the periods were significantly impacted by the OTTI charges during the respective periods. The OTTI charges recorded in the current six-month period caused pre-tax income to be lower than tax-exempt income, therefore a tax benefit was recorded. Tax-exempt income includes: income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended March 31, 2011 was $1.7 million and $357,000, respectively, compared to $1.7 million and $445,000, respectively, for the three-month period ended March 31, 2010. State and federal tax-exempt income for the six-month period ended March 31, 2011 was $3.2 million and $729,000, respectively, compared to $3.9 million and $852,000, respectively, for the six-month period ended March 31, 2010.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2011, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.40% and total risk-based capital as a percentage of risk-weighted assets of 14.66%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2011, the Company had a leverage ratio of 7.68%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2011, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.29% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2011, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.89%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31, 2011, the total of approved loan commitments amounted to $3.6 million. In addition, the Company had $9.5 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $72.8 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31,	September 30,
	2011	2010
	(in thousands)
Commitments to grant loans	$3,563	$9,093
Unfunded commitments under lines of credit	85,603	70,684
Financial and performance standby letters of credit	2,099	1,333

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of March 31, 2011 for guarantees under standby letters of credit issued is not material.

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

FIDELITY BANCORP, INC.

Date: May 13, 2011	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: May 13, 2011	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer