Form 10-Q
period 2011-06-30
FIDELITY BANCORP INC
filed 2011-08-12
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,062,549 shares, par value $0.01, at July 29, 2011.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	June 30, 2011	September 30, 2010
Assets
Cash and due from banks	$5,700	$8,414
Interest-bearing demand deposits with other institutions	15,570	20,923

Cash and Cash Equivalents	21,270	29,337

Securities available-for-sale (amortized cost of $181,230 and $176,949)	178,688	174,700
Securities held-to-maturity (fair value of $82,409 and $76,033)	81,453	74,827
Loans held for sale	480	1,970
Loans receivable, net of allowance of $5,670 and $5,821	342,796	373,072
Foreclosed real estate, net	2,879	398
Federal Home Loan Bank stock, at cost	8,603	10,034
Office premises and equipment, net	9,670	9,315
Accrued interest receivable	2,408	2,655
Bank owned life insurance	5,765	5,592
Goodwill	2,653	2,653
Deferred tax assets	7,202	6,853
Other assets	3,618	5,264

Total Assets	$667,485	$696,670

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$54,306	$51,963
Interest bearing	391,314	392,485

Total Deposits	445,620	444,448

Securities sold under agreement to repurchase	75,175	108,342
Short-term borrowings	165	130
Long-term debt	80,000	80,401
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,855	1,223
Other liabilities	5,457	4,808

Total Liabilities	617,004	647,084

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,848	6,803
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,673,062 and 3,668,436 shares issued, respectively	37	37
Paid-in-capital	46,613	46,473
Retained earnings	9,155	8,708
Accumulated other comprehensive loss, net of tax	(1,940)	(2,053)
Treasury stock, at cost - 610,513 shares and 619,129 shares, respectively	(10,232)	(10,382)

Total Stockholders’ Equity	50,481	49,586

Total Liabilities and Stockholders’ Equity	$667,485	$696,670

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans	$4,624	$5,340	$14,652	$16,600
Mortgage-backed securities	902	783	2,437	2,302
Investment securities-taxable	622	758	1,934	2,290
Investment securities-tax-exempt	349	429	1,127	1,318
Other	25	13	67	38

Total interest income	6,522	7,323	20,217	22,548

Interest expense:
Deposits	1,083	1,301	3,353	4,281
Securities sold under agreement to repurchase	1,007	1,263	3,461	3,789
Short-term borrowings	1	2	5	5
Long-term debt	675	847	2,025	3,204
Subordinated debt	102	102	305	305

Total interest expense	2,868	3,515	9,149	11,584

Net interest income	3,654	3,808	11,068	10,964

Provision for loan losses	300	500	900	1,100

Net interest income after provision for loan losses	3,354	3,308	10,168	9,864

Non-interest income:
Other-than-temporary impairment losses	(55)	(3,065)	(2,450)	(9,078)
Non-credit related losses recognized in other comprehensive income	—	2,153	1,039	6,635

Net impairment losses recognized in earnings	(55)	(912)	(1,411)	(2,443)

Loan service charges and fees	133	170	491	448
Realized (loss) gain on sales of securities, net	—	(3)	586	1,034
Gain on sales of loans	21	83	249	304
(Loss) gain on loan interest rate swaps	(2)	(11)	12	(6)
Deposit service charges and fees	309	351	909	1,070
ATM fees	258	238	733	695
Non-insured investment products	46	45	152	128
Earnings on cash surrender value of life insurance	63	56	191	175
Other	49	40	193	141

Total non-interest income	822	57	2,105	1,546

Non-interest expense:
Compensation and benefits	2,130	2,046	6,492	6,125
Office occupancy and equipment expense	258	251	786	779
Depreciation and amortization	142	131	429	399
Advertising	100	100	300	281
Professional fees	102	113	336	383
Service bureau expense	147	120	444	428
Federal deposit insurance premiums	225	292	820	923
Other	634	579	1,737	1,772

Total non-interest expense	3,738	3,632	11,344	11,090

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Income (loss) before provision for (benefit of) income taxes	$438	$(267)	$929	$320
Provision for (benefit of) income taxes	25	(215)	(9)	(339)

Net income (loss)	413	(52)	938	659
Preferred stock dividend	(88)	(88)	(263)	(263)
Accretion of preferred stock discount	(15)	(15)	(45)	(45)

Net income (loss) available to common stockholders	$310	$(155)	$630	$351

Earnings per Share:
Basic earnings per common share	$0.10	$(0.05)	$0.21	$0.12

Diluted earnings per common share	$0.10	$(0.05)	$0.21	$0.12

Dividends per common share	$0.02	$0.02	$0.06	$0.06

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2010	3,668,436	$6,803	$37	$46,473	$8,708	$(2,053)	$(10,382)	$49,586
Comprehensive income (loss):
Net income					938			938
Comprehensive gain on cash flow hedges net of tax of $57						112		112
Comprehensive gain on investment securities, net of tax of $73						142		142
Reclassification adjustment on investment securities, net of tax of ($170)						(329)		(329)
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($353)						(686)		(686)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $450						874		874

Total comprehensive income								1,051

Accretion of preferred stock discount		45			(45)			—
Cumulative dividends on preferred stock					(263)			(263)
Stock-based compensation expense				28				28
Restricted stock issued	2,969
Cash dividends declared					(183)			(183)
Shares issued through Dividend Reinvestment Plan	1,657			12				12
Contribution of stock to Employee Stock Ownership Plan (ESOP) (8,616 shares)				100			150	250

Balance at June 30, 2011	3,673,062	$6,848	$37	$46,613	$9,155	$(1,940)	$(10,232)	$50,481

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2011	2010
Operating Activities:
Net income	$938	$659
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	1,100
Provision for depreciation and amortization	429	399
Deferred loan fee amortization	(111)	(18)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	699	712
Realized gains on sales of securities, net	(586)	(1,034)
Impairment losses on securities	1,411	2,443
Loans originated for sale	(11,015)	(20,394)
Sales of loans held for sale	12,754	19,595
Net gains on sales of loans	(249)	(304)
Earnings on cash surrender value of life insurance policies	(191)	(175)
Decrease in interest receivable	247	196
Decrease in interest payable	(204)	(173)
(Increase) decrease in prepaid taxes	(197)	1,141
Non-cash compensation expense related to stock benefit plans	28	48
Changes in other assets	1,381	(4,011)
Changes in other liabilities	1,270	9

Net cash provided by operating activities	7,504	193

Investing Activities:
Proceeds from sales of securities available-for-sale	22,382	16,316
Proceeds from maturities and principal repayments of securities available-for-sale	23,459	44,980
Purchases of securities available-for-sale	(51,254)	(67,550)
Proceeds from maturities and principal repayments of securities held-to-maturity	35,273	32,154
Purchases of securities held-to-maturity	(41,867)	(44,602)
Net decrease in loans	26,665	25,905
Proceeds from sales of foreclosed real estate	297	265
Purchases of office premises and equipment	(794)	(983)
Redemptions of Federal Home Loan Bank (FHLB) stock	1,431	—

Net cash provided by investing activities	15,592	6,485

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Nine Months Ended June 30,
	2011	2010
Financing Activities:
Net increase in deposits	$1,172	$2,422
Net decrease in retail securities sold under agreement to repurchase	(3,167)	(387)
Net decrease in wholesale securities sold under agreement to repurchase	(30,000)	—
Net increase (decrease) in short-term borrowings	35	(3)
Increase in advance payments by borrowers for taxes and insurance	1,632	1,798
Repayments of long-term debt	(401)	(26,828)
Cash dividends paid	(446)	(446)
Stock options exercised	—	7
Proceeds from sale of stock through Dividend Reinvestment Plan	12	11

Net cash used in financing activities	(31,163)	(23,426)

Net decrease in cash and cash equivalents	(8,067)	(16,748)

Cash and cash equivalents at beginning of period	29,337	42,480

Cash and cash equivalents at end of period	$21,270	$25,732

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on deposits and other borrowings	$9,353	$11,757

Income taxes paid	$595	$25

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$2,822	$402

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

June 30, 2011

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2010. The results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011 or any future interim period.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

(4) Stock Based Compensation

On June 30, 2011, the Company had five share-based compensation plans, for which stock options and restricted stock were outstanding as of June 30, 2011. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $28,000 and $48,000 for the nine-month periods ended June 30, 2011 and 2010, respectively.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at December 21, 2010, the Company awarded 2,969 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $17,550. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of June 30, 2011, 10,381 share awards were available for grant under this program.

As of June 30, 2011 there was approximately $26,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the nine months ended June 30, 2011 were as follows:

	Options	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	353,196	$15.18
Granted	—	—
Exercised	—	—
Forfeited	(22,177)	9.80

Outstanding as of June 30, 2011	331,019	$15.54

Exercisable as of June 30, 2011	316,119	$15.98

The options outstanding and exercisable as of June 30, 2011 have a weighted average remaining term of 1.9 years and 1.8 years, respectively.

No options were granted for the nine-month period ended June 30, 2011 or 2010.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $20,000 and $27,000 for the nine months ended June 30, 2011 and 2010, respectively. For the nine months ended June 30, 2011, there were 2,969 shares of restricted stock awarded. The market price of stock on the date of grant was $5.91. There were no shares issued for the nine months ended June 30, 2010.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) available to common stockholders	$310	$(155)	$630	$351
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,057	3,042	3,053	3,041
Effect of dilutive securities:
Common stock equivalents	137	—	9	—

Denominator for diluted earnings per share - weighted average shares and assumed conversions	3,194	3,042	3,062	3,041

Basic earnings per common share	$0.10	$(0.05)	$0.21	$0.12

Diluted earnings per common share	$0.10	$(0.05)	$0.21	$0.12

Options to purchase 286,319 shares of common stock at prices ranging from $11.06 to $22.91 per share were outstanding during the three months ended June 30, 2011, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 353,196 shares of common stock at prices ranging from $6.23 to $22.91 per share, 5,962 shares of restricted stock at prices ranging from $7.00 to $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the three months ended June 30, 2010, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Options to purchase 286,319 shares of common stock at prices ranging from $11.06 to $22.91 per share and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the nine months ended June 30, 2011, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 353,196 shares of common stock at prices ranging from $6.23 to $22.91 per share, 5,962 shares of restricted stock at prices ranging from $7.00 to $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the nine months ended June 30, 2010, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of June 30, 2011:
U.S. government and agency obligations	$44,191	$485	$103	$44,573
Municipal obligations	30,099	939	21	31,017
Corporate obligations	5,982	93	575	5,500
Equity securities in financial institutions	2,468	97	873	1,692
Other equity securities	1,000	—	27	973
Mutual funds	2,671	17	16	2,672
Trust preferred securities	14,488	38	4,526	10,000
Mortgage-backed securities:
Agency	68,130	1,827	—	69,957
Collateralized mortgage obligations:
Agency	9,558	210	—	9,768
Private-label	2,643	28	135	2,536

	$181,230	$3,734	$6,276	$178,688

Held-to-maturity:
As of June 30, 2011:
U.S. government and agency obligations	$23,542	$76	$77	$23,541
Municipal obligations	10,898	241	50	11,089
Mortgage-backed securities:
Agency	7,080	303	40	7,343
Collateralized mortgage obligations:
Agency	37,610	564	25	38,149
Private-label	2,323	16	52	2,287

	$81,453	$1,200	$244	$82,409

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of September 30, 2010:
U.S. government and agency obligations	$49,442	$836	$—	$50,278
Municipal obligations	27,838	1,742	30	29,550
Corporate obligations	7,980	193	567	7,606
Equity securities in financial institutions	2,685	5	912	1,778
Other equity securities	1,000	—	68	932
Mutual funds	8,716	501	3	9,214
Trust preferred securities	16,695	29	5,784	10,940
Mortgage-backed securities:
Agency	43,778	1,602	3	45,377
Collateralized mortgage obligations:
Agency	15,332	329	6	15,655
Private-label	3,483	17	130	3,370

	$176,949	$5,254	$7,503	$174,700

Held-to-maturity:
As of September 30, 2010:
U.S. government and agency obligations	$20,064	$161	$5	$20,220
Municipal obligations	16,514	554	13	17,055
Mortgage-backed securities:
Agency	6,931	353	—	7,284
Collateralized mortgage obligations:
Agency	27,861	410	21	28,250
Private-label	3,457	36	269	3,224

	$74,827	$1,514	$308	$76,033

The following table presents the amortized cost and fair value of debt securities by contractual maturity dates as of June 30, 2011:

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
As of June 30, 2011:
Due in one year or less	$7,949	$7,971	$—	$—
Due after one year through five years	30,529	31,203	12,388	12,472
Due after five years through ten years	32,932	33,625	17,050	17,230
Due after ten years	103,681	100,552	52,015	52,707

	$175,091	$173,351	$81,453	$82,409

The proceeds from the sale of securities for the three months ended June 30, 2011 and 2010 were $0 and $32,000, respectively. There were no gross gains realized on sales of securities during the three months ended June 30, 2011 and 2010. Gross losses of $0 and $3,000 were realized on sales of securities during the three months ended June 30, 2011 and 2010, respectively. The proceeds from the sale of securities for the nine months ended June 30, 2011 and 2010 were $22.4 million and $16.3 million, respectively. Gross gains of $586,000 and $1.1 million were realized on sales of securities during the nine months ended June 30, 2011 and 2010, respectively. Gross losses of $0 and $23,000 were realized on sales of securities during the nine months ended June 30, 2011 and 2010, respectively.

The Company recognized other-than-temporary impairment losses on securities of $55,000 and $912,000 for the three-month periods ended June 30, 2011 and 2010, respectively. The impairment charges for the three-month period ended June 30, 2011 relate to the Company’s holding of a private label mortgage-backed security. The impairment charges for the three-month period ended June 30, 2010 relate to the Company’s holdings of three pooled trust preferred securities and one private label mortgage-backed security. The Company recognized other-than-temporary impairment losses on securities of $1.4 million and $2.4 million for the nine-month periods ended June 30, 2011 and 2010, respectively. The impairment charges for the nine-month period ended June 30, 2011 relate to the Company’s holdings of five pooled trust preferred securities, a single issue trust preferred security, a private label mortgage-backed security, and common stock of a local financial institution. The impairment charges for the nine-month period ended June 30, 2010 relate to six pooled trust preferred securities and one private label mortgage-backed security.

At June 30, 2011, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely than-not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or more.

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2011:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	5	$9,895	$103	—	$—	$—	5	$9,895	$103
Municipal obligations	5	3,364	21	—	—	—	5	3,364	21
Corporate obligations	—	—	—	2	1,420	575	2	1,420	575
Equity securities in financial institutions	—	—	—	5	1,274	873	5	1,274	873
Other equity securities	—	—	—	1	973	27	1	973	27
Mutual Funds	1	1,366	16	—	—	—	1	1,366	16
Trust preferred securities	2	411	19	11	9,036	4,507	13	9,447	4,526
Mortgage-backed securities:
Agency	—	—	—	—	—	—	—	—	—
Collateralized mortgage obligations:
Agency	—	—	—	—	—	—	—	—	—
Private-label	—	—	—	2	1,456	135	2	1,456	135

Total temporarily impaired available-for-sale securities	13	15,036	159	21	14,159	6,117	34	29,195	6,276

Held-to-maturity:
U.S. government and agency obligations	3	7,923	77	—	—	—	3	7,923	77
Municipal obligations	3	2,463	50	—	—	—	3	2,463	50
Mortgage-backed securities:
Agency	2	2,074	40	—	—	—	2	2,074	40
Collateralized mortgage obligations:
Agency	3	4,386	18	1	835	7	4	5,221	25
Private-label	—	—	—	3	1,334	52	3	1,334	52

Total temporarily impaired held-to-maturity securities	11	16,846	185	4	2,169	59	15	19,015	244

Total temporarily impaired securities	24	$31,882	$344	25	$16,328	$6,176	49	$48,210	$6,520

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2010:
(Dollar amounts in thousands)
Available-for-sale:
Municipal obligations	1	$998	$7	1	$478	$23	2	$1,476	$30
Corporate obligations	—	—	—	2	1,428	567	2	1,428	567
Equity securities in financial institutions	—	—	—	6	1,367	912	6	1,367	912
Other equity securities	—	—	—	1	933	68	1	933	68
Mutual funds	1	1,332	3	—	—	—	1	1,332	3
Trust preferred securities	—	—	—	15	9,321	5,784	15	9,321	5,784
Mortgage-backed securities:
Agency	1	161	3	—	—	—	1	161	3
Collateralized mortgage obligations:
Agency	—	—	—	1	647	6	1	647	6
Private-label	—	—	—	3	2,663	130	3	2,663	130

Total temporarily impaired available-for-sale securities	3	2,491	13	29	16,837	7,490	32	19,328	7,503

Held-to-maturity:
U.S. government and agency obligations	1	$2,995	$5	—	$—	$—	1	$2,995	$5
Municipal obligations	—	—	—	1	607	13	1	607	13
Collateralized mortgage obligations:
Agency	1	1,653	1	1	1,295	20	2	2,948	21
Private-label	—	—	—	4	1,773	269	4	1,773	269

Total temporarily impaired held-to-maturity securities	2	4,648	6	6	3,675	302	8	8,323	308

Total temporarily impaired securities	5	$7,139	$19	35	$20,512	$7,792	40	$27,651	$7,811

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

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2011.

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at June 30, 2011 were thirteen different trust preferred offerings with an aggregate fair value of $9.4 million, which had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $4.5 million at June 30, 2011. Due to dislocations in the credit markets broadly, and the lack of trading and new issuances in trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on pooled trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk.

The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended June 30, 2011, the Company did not incur any impairment charges to earnings on trust preferred debt securities. During the three months ended June 30, 2010, the Company recognized in earnings impairment charges of $886,000 on three investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, and the decline in the net present value of their projected cash flows. During the nine months ended June 30, 2011, the Company recognized impairment charges of $1.0 million on five investments in pooled trust preferred securities and $135,000 on a single issuer trust preferred security. The impairment charges on the pooled trust preferred securities resulted from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. The impairment charges on the single issuer trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. During the nine months ended June 30, 2010, the Company recognized in earnings impairment charges of $2.4 million on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities in Financial Institutions

At June 30, 2011 the Company had $873,000 of unrealized losses on equity securities in financial institutions. These securities represent investments in common equity offerings of five financial institutions with an aggregate fair value of $1.3 million. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. During the nine months ended June 30, 2011, the Company recognized in earnings impairment charges of $87,000 on one investment in common stock of a local financial institution resulting from the duration and extent to which the market value has been less than the cost and the performance of the financial institution over the past two years. There were no impairment charges taken on these securities for the three months ended June 30, 2011, three months ended June 30, 2010, and the nine months ended June 30, 2010. Based on the Company’s detailed analysis, and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, except for the investment mentioned above, the Company does not consider these remaining assets to be other-than-temporarily impaired at June 30, 2011. However, continued price declines could result in a write down of one or more of these equity investments.

Corporate Obligations

Included in corporate obligations in an unrealized loss position at June 30, 2011 were two different securities with an aggregate fair value of $1.4 million. The unrealized loss on these securities amounted to $575,000 at June 30, 2011. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well capitalized as of June 30, 2011 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency. Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011. There were no impairment charges on corporate obligations for the three and nine months ended June 30, 2011 and 2010.

Private-Label Collateralized Mortgage Obligations

Included in private-label collateralized mortgage obligations in an unrealized loss position at June 30, 2011 were five different securities with an aggregate fair value of $2.8 million. The unrealized loss on these securities amounted to $187,000 at June 30, 2011. A significant amount of the unrealized losses at June 30, 2011 represents one private label mortgage-backed security. For the three months ended June 30, 2011 the Company recognized $55,000 of credit impairment losses relating to this security. For the nine months ended June 30, 2011 the Company recognized $142,000 of credit impairment losses relating to this security. The impairment losses were a result of a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. For the three and nine months ended June 30, 2010 the Company recognized $26,000 of credit impairment losses relating to this security. Based on management’s analysis of the remaining securities, management determined that the price declines are strictly market and spread related and management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following is a roll forward for the nine months ended June 30, 2011 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(In Thousands)
Credit component of OTTI as of October 1, 2010	$3,586
Additions for credit-related OTTI charges on previously unimpaired securities	135
Additions for credit-related OTTI charges on previously impaired securities	1,189

Credit component of OTTI as of June 30, 2011	$4,910

(7) Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of June 30, 2011 and September 30, 2010 (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2011
Residential loans	$1,671	$119,326	$120,997
Commercial real estate loans
Non owner-occupied	9,825	50,752	60,577
All other commercial real estate	7,223	15,274	22,497
Construction loans
Residential construction loans	—	4,781	4,781
Commercial construction loans	1,641	13,650	15,291
Home equity loans	117	67,005	67,122
Consumer loans	—	2,763	2,763
Commercial business and lease loans	1,885	52,553	54,438

Total	$22,362	$326,104	$348,466

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
September 30, 2010
Residential loans	$93	$127,182	$127,275
Commercial real estate loans
Non owner-occupied	7,069	61,867	68,936
All other commercial real estate	9,924	16,732	26,656
Construction loans
Residential construction loans	—	1,762	1,762
Commercial construction loans	—	18,260	18,260
Home equity loans	—	72,008	72,008
Consumer loans	—	3,786	3,786
Commercial business and lease loans	1,060	59,150	60,210

Total	$18,146	$360,747	$378,893

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is made up of fixed rate and adjustable rate single-family amortizing term loans, which are primarily first liens. The commercial real estate (“CRE”) loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include multifamily structures and owner-occupied commercial structures. The construction loan segment is further disaggregated into two classes. One to four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing. If the estimate of construction cost proves to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. The commercial business and lease loan segment consists of loans made for the purpose of financing the activities of commercial customers. The home equity loan segment consists primarily of home equity loans, which are generally second liens. The consumer loans consist of motor vehicle loans, savings account loans, personal lines of credit, overdraft loans, other types of secured consumer loans, and unsecured personal loans.

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method, which is required for loans that are collateral dependent. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a monthly basis. The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2011 and September 30, 2010 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2011
Residential loans	$—	$—	$1,671	$1,671	$1,671
Commercial real estate loans
Non owner-occupied	5,579	1,127	4,246	9,825	10,443
All other commercial real estate	2,756	138	4,467	7,223	7,339
Commercial construction loans	—	—	1,641	1,641	1,641
Home equity loans	—	—	117	117	117
Commercial business and lease loans	1,479	340	406	1,885	1,885

Total impaired loans	$9,814	$1,605	$12,548	$22,362	$23,096

September 30, 2010
Residential loans	$—	$—	$93	$93	$93
Commercial real estate loans
Non owner-occupied	3,017	542	4,052	7,069	7,351
All other commercial real estate	5,741	812	4,183	9,924	10,253
Commercial business and lease loans	723	188	337	1,060	1,060

Total impaired loans	$9,481	$1,542	$8,665	$18,146	$18,757

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

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Nine Months Ended June 30, 2011			Nine Months Ended June 30, 2010
	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis
Residential loans	$464	$73	$—	$35	$—	$—
Commercial real estate loans
Non owner-occupied	7,675	141	153	7,278	—	213
All other commercial real estate	8,855	12	364	7,770	65	27
Commercial construction loans	410	49	—	42	—	—
Home equity loans	29	5	—	—	—	—
Commercial business and lease loans	1,336	31	53	1,947	15	63

Total impaired loans	$18,769	$311	$570	$17,072	$80	$303

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of June 30, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2011
Commercial real estate loans
Non owner-occupied	$47,734	$6,316	$6,527	$—	$60,577
All other commercial real estate	14,405	—	8,092	—	22,497
Construction loans
Residential construction loans	4,781	—	—	—	4,781
Commercial construction loans	13,650	—	1,641	—	15,291
Commercial business and lease loans	52,094	459	1,868	17	54,438

Total	$132,664	$6,775	$18,128	$17	$157,584

The following table presents (in thousands) the classes of the loan portfolio for which loan performance is the primary credit quality indicator.

	Residential Loans	Home Equity Loans	Consumer Loans	Total
June 30, 2011
Performing loans	$119,723	$66,623	$2,755	$189,101
Non-performing loans	1,274	499	8	1,781

Total	$120,997	$67,122	$2,763	$190,882

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011 (in thousands):

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days+ Past Due	Total Past Due	Non-Accrual	Total Loans
Residential loans	$115,985	$2,400	$1,338	$—	$3,738	$1,274	$120,997
Commercial real estate loans
Non owner-occupied	52,169	1,017	545	2,313	3,875	4,533	60,577
All other commercial real estate	19,429	2,412	576	—	2,988	80	22,497
Construction loans
Residential construction loans	4,781	—	—	—	—	—	4,781
Commercial construction loans	15,291	—	—	—	—	—	15,291
Home equity loans	65,232	432	528	431	1,391	499	67,122
Consumer loans	2,694	34	27	—	61	8	2,763
Commercial business and lease loans	51,729	344	215	1,095	1,654	1,055	54,438

Total	$327,310	$6,639	$3,229	$3,839	$13,707	$7,449	$348,466

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011. Activity in the allowance is presented for the nine months ended June 30, 2011 (in thousands):

	Residential Loans	Commercial Real Estate Loans	Installment Loans	Commercial Business and Lease Loans	Unallocated	Total
ALLL balance at September 30, 2010	$236	$3,300	$371	$1,914	$—	$5,821
Charge-offs	(13)	(192)	(77)	(814)	—	(1,096)
Recoveries	—	—	12	33	—	45
Provision	208	(226)	142	696	80	900

ALLL balance at June 30, 2011	$431	$2,882	$448	$1,829	$80	$5,670

Individually evaluated for impairment	$—	$1,265	$—	$340	$—	$1,605

Collectively evaluated for impairment	$431	$1,617	$448	$1,489	$80	$4,065

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

(8) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of June 30, 2011.

Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract involving the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income (AOCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of June 30, 2011, the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at June 30, 2011 is being utilized to hedge $7.5 million in floating rate-preferred securities. Below is a summary of the interest rate swap contract and the terms at June 30, 2011:

	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
(Dollars in thousands)					Gain	Loss
Cash flow hedge	$7,500	5.32%	1.61%	12/15/2012	$—	$398

(*)	Variable receive rate based upon contract rates in effect at June 30, 2011.

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three and nine months ended June 30, 2011 the Company recorded a loss of $2,000 and a gain of $12,000, respectively, relating to this contract. For the three and nine months ended June 30, 2010 the Company recorded losses of $11,000 and $6,000, respectively, relating to this contract. As of June 30, 2011, the notional amount of the customer-related interest rate derivative financial instrument was $954,000, compared to $972,000 at June 30, 2010.

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

(Dollars in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net income (loss)	$413	$(52)
Comprehensive gain (loss) on cash flow hedges net of tax of $8 in 2011 and ($17) in 2010	15	(32)
Comprehensive gain on investment securities, net of tax of $133 in 2011 and $572 in 2010	258	1,038
Reclassification adjustment on investment securities, net of tax of $0 in 2011 and ($8) in 2010	—	(16)
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of $0 in 2011 and ($732) in 2010	—	(1,421)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $19 in 2011 and $310 in 2010	36	602

Total comprehensive income	$722	$119

(Dollars in thousands)	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
Net income	$938	$659
Comprehensive gain (loss) on cash flow hedges net of tax of $57 in 2011 and ($16) in 2010	112	(30)
Comprehensive gain on investment securities, net of tax of $73 in 2011 and $2,309 in 2010	142	4,410
Reclassification adjustment on investment securities, net of tax of ($170) in 2011 and ($361) in 2010	(329)	(700)
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($353) in 2011 and ($2,256) in 2010	(686)	(4,379)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $450 in 2011 and $831 in 2010	874	1,612

Total comprehensive income	$1,051	$1,572

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2011 and September 30, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
	(In Thousands)
As of June 30, 2011
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$44,573	$—	$44,573
Municipal obligations	—	31,017	—	31,017
Corporate obligations	—	5,500	—	5,500
Equity securities in financial institutions	1,692	—	—	1,692
Other equity securities	973	—	—	973
Mutual funds	2,672	—	—	2,672
Trust preferred securities	—	—	10,000	10,000
Mortgage-backed securities:
Agency	—	69,957	—	69,957
Collateralized mortgage obligations:
Agency	—	9,768	—	9,768
Private-label	—	2,536	—	2,536

	$5,337	$163,351	$10,000	$178,688

Residential loans held for sale	$—	$480	$—	$480

Liabilities:
Derivative instruments	$—	$497	$—	$497

	Level I	Level II	Level III	Total
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

The Company’s Level III investments at June 30, 2011, represent 19 different trust preferred offerings with an aggregate fair value of $10.0 million, which had floating rates based on LIBOR at June 30, 2011. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in trust preferred securities, market price indications generally reflect the lack of liquidity in the market. For further information relating to the Company’s Level III trust preferred securities, reference footnote 6, “Securities”, on pages 13 through 20.

The following table presents the changes in the Level III fair value category for the nine months ended June 30, 2011. The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale (In Thousands)

Beginning balance October 1, 2010	$10,940
Impairment charge on securities	(1,182)
Net change in unrealized loss on securities available-for-sale	1,267
Purchases, issuances, calls, and settlements	(500)
Paydowns on securities	(532)
Amortization	7
Transfers in and/or out of Level III	—

Ending balance June 30, 2011	$10,000

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2011 and September 30, 2010 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	(In Thousands)
As of June 30, 2011
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$7,460	$13,297	$20,757
Foreclosed real estate, net	—	2,879	—	2,879

	$—	$10,339	$13,297	$23,636

	Level I	Level II	Level III	Total
	(In Thousands)
As of September 30, 2010
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$10,318	$6,286	$16,604
Foreclosed real estate, net	—	398	—	398

	$—	$10,716	$6,286	$17,002

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	June 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$5,700	$5,700	$8,414	$8,414
Interest bearing demand deposits with other institutions	15,570	15,570	20,923	20,923
Securities available-for-sale	178,688	178,688	174,700	174,700
Securities held-to-maturity	81,453	82,409	74,827	76,033
Loans receivable, net (including loans held for sale)	343,276	343,075	375,042	379,906
Federal Home Loan Bank stock	8,603	8,603	10,034	10,034
Accrued interest receivable	2,408	2,408	2,655	2,655

Financial liabilities:
Deposits	445,620	449,240	444,448	449,467
Securities sold under agreements to repurchase	75,175	81,696	108,342	117,307
Short-term borrowings	165	165	130	130
Long-term debt	80,000	84,082	80,401	85,871
Subordinated debt	7,732	7,732	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,855	2,855	1,223	1,223
Accrued interest payable	832	832	1,037	1,037
Interest rate swap contracts	497	497	736	736

(12) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. However, on October 20, 2010, February 22, 2011, and again on April 28, 2011 the FHLB announced the repurchase of approximately $200 million in excess capital stock. The amount of excess stock repurchased from any member was the lesser of 5% of the member’s total capital stock outstanding or its excess capital stock outstanding. The Bank’s investment in the FHLB of Pittsburgh was $8.6 million at June 30, 2011 and is valued at the par issue amount of $100 per share.

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

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, income taxes, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 7, “Loans Receivable and Related Allowance for Loan Losses”, on pages 20 through 25 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on page 47 of the Company’s 2010 Annual Report to Shareholders. Please refer to the discussion of other-than-temporary impairment in Note 6, “Securities”, on pages 13 through 20 above and in Note 2, “Securities”, on pages 68 through 75 of the Company’s 2010 Annual Report to Shareholders. Please refer to the discussion of income taxes on page 45 below and in Note 11, “Income Taxes”, on pages 85 through 87 of the Company’s 2010 Annual Report to Shareholders. Stock based compensation expense is reported in net income utilizing the fair value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on page 11 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 14, “Stock Option Plans”, on pages 89 through 91 of the Company’s 2010 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company decreased $29.2 million, or 4.2%, to $667.5 million at June 30, 2011 from $696.7 million at September 30, 2010. Significant changes in individual categories include decreases in cash and cash equivalents of $8.1 million and net loans of $30.3 million, partially offset by increases in securities available-for-sale of $4.0 million and securities held-to-maturity of $6.6 million. The decrease in net loans reflects $98.4 million of repayments, partially offset by $68.7 million in loan originations. The decrease in cash and cash equivalents is a result of the Company using its excess cash to repay $30.0 million in wholesale structured borrowings that matured during the current year, partially offset by an increase in maturities and repayments of loans and securities.

Total liabilities of the Company decreased $30.1 million, or 4.6%, to $617.0 million at June 30, 2011 from $647.1 million at September 30, 2010. The decrease is primarily due to a decrease in securities sold under agreement to repurchase. Securities sold under agreement to repurchase decreased $33.2 million at June 30, 2011 as compared to September 30, 2010 primarily due to the Company using its excess cash to repay $30.0 million in wholesale structured borrowings that matured during the current year.

Stockholders’ equity increased slightly to $50.5 million at June 30, 2011, compared to $49.6 million at September 30, 2010. This result reflects total comprehensive income for the nine-month period ended June 30, 2011 of $1.1 million; stock issued under the Dividend Reinvestment Plan of $12,000; stock-based compensation expense of $28,000; and stock contributed to the employee stock ownership plan of $250,000. Offsetting these increases were common and preferred stock cash dividends paid of $446,000. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless redeemed earlier, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Approximately $3.4 million of the balances in retained earnings as of June 30, 2011 and September 30, 2010 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $3.8 million and $4.8 million of accruing loans at June 30, 2011 and September 30, 2010, respectively, that were more than 90 days past due but were otherwise performing in accordance with their terms. Included in the $3.8 million are $2.3 million of commercial real estate loans, $820,000 of commercial business lines of credit, and $275,000 of commercial business loans that have reached their maturity dates and are in the process of renewing.

	June 30, 2011	September 30, 2010
	(Dollars in Thousands)
Non-accrual residential real estate loans (one-to-four family)	$1,274	$1,939
Non-accrual construction, multi-family residential and commercial real estate loans	5,137	7,151
Non-accrual installment loans	507	1,212
Non-accrual commercial business loans	531	70

Total non-performing loans	$7,449	$10,372

Total non-performing loans as a percent of net loans receivable	2.17%	2.78%

Total foreclosed real estate	$2,879	$398

Total non-performing loans and foreclosed real estate as a percent of total assets	1.55%	1.55%

Included in non-performing loans at June 30, 2011 are sixteen single-family residential real estate loans totaling $1.3 million, five commercial real estate loans totaling $5.1 million, fourteen installment loans totaling $507,000, and four commercial business loans totaling $531,000. Non-performing loans decreased $2.9 million to $7.4 million at June 30, 2011 from $10.4 million at September 30, 2010. The decrease was primarily due to a decrease in non-accrual installment loans and also due to one $2.2 million commercial real estate loan that was non-performing at September 30, 2010, which was subsequently transferred to foreclosed real estate.

The Company’s loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. At June 30, 2011 and September 30, 2010 the company did not have any “TDRs” that were classified as nonperforming. The Company has never had any payment delinquency with these borrowers. The borrowers are making payments in accordance with the new loan agreements. There are no commitments to lend additional funds to these borrowers.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment of class of loan, as applicable, through a charge-off to the allowance. Segment and class status is determined by the loan’s classification at origination. At June 30, 2011 a specific reserve of $138,000 has been established against one commercial real estate loan. Also, at June 30, 2011 the Company charged-off $123,000 for one commercial real estate loan that had a modified loan value which was less than its recorded investment. At September 30, 2010 a specific reserve of $144,000 had been established against one commercial real estate loan.

At June 30, 2011, the Company had an allowance for loan losses of $5.7 million or 1.6% of gross loans receivable, as compared to an allowance of $5.8 million or 1.5% of gross loans receivable at September 30, 2010. The allowance for loan losses equals 76.1% of non-performing loans at June 30, 2011 compared to 56.1% at September 30, 2010. The level of the allowance for loan losses as a percentage of non-performing loans reflects the concentration of non-performing loans in the commercial real estate category, most of which are collateral-dependent loans that do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles (see Footnote 7). Management believes the balance in the allowance for loan losses is adequate based on its analysis of quantitative and qualitative factors as of June 30, 2011. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and believes that the allowance for losses on loans at June 30, 2011 is reasonable. See also “Provision for Loan Losses” on page 42. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three and Nine Months Ended June 30, 2011 and 2010

Net Income

The Company recorded net income for the three months ended June 30, 2011 of $413,000 and net income available to common stockholders of $310,000 or $0.10 per diluted common share compared to a net loss of $52,000 and net loss available to common stockholders of $155,000 or $(0.05) per diluted common share for the same period in fiscal 2010. The $465,000 increase in earnings primarily reflects a decrease in the provision for loan losses of $200,000 and a decrease in other-than-temporary impairment “OTTI” charges of $857,000, partially offset by a decrease in net interest income of $154,000, or 4.0%, a decrease in non-interest income (excluding “OTTI” charges) of $92,000, or 9.5%, an increase in other non-interest expense of $106,000, or 2.9%, and an increase in income tax provision of $240,000. OTTI charges were $55,000 for the three months ended June 30, 2011 compared to $912,000 for the prior year period.

The Company recorded net income for the nine months ended June 30, 2011 of $938,000 and net income available to common stockholders of $630,000 or $0.21 per diluted common share compared to net income of $659,000 and net income available to common stockholders of $351,000 or $0.12 per diluted common share for the same period in fiscal 2010. The $279,000 increase in earnings primarily reflects an increase in net interest income of $104,000, or 0.9%, a decrease in the provision for loan losses of $200,000, and a decrease in “OTTI” charges of $1.0 million, partially offset by a decrease in non-interest income (excluding “OTTI” charges) of $473,000, or 11.9%, an increase in other non-interest expense of $254,000, or 2.3%, and an increase in income tax provision of $330,000. OTTI charges were $1.4 million for the nine months ended June 30, 2011 compared to $2.4 million for the prior year period.

The Company’s net income/loss available to common stockholders and diluted earnings per common share for the three months ended June 30, 2011 and 2010 reflects the impact of $103,000 of preferred stock dividends and discount accretion. The Company’s net income available to common stockholders and diluted earnings per common share for the nine months ended June 30, 2011 and 2010 reflects the impact of $308,000 of preferred stock dividends and discount accretion.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, increased to 2.14% (annualized) in the three months ended June 30, 2011 from 2.11% (annualized) in the same period in 2010. The Company’s tax-equivalent interest rate spread increased to 2.12% (annualized) in the nine months ended June 30, 2011 from 2.01% (annualized) in the same period in 2010. The increase for the three and nine month periods ended June 30, 2011 is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The decrease in average rate paid on interest-bearing liabilities reflects the repayment of higher rate long-term debt and structured wholesale debt between the periods. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Average yield on:
Mortgage loans	5.51%	5.55%	5.61%	5.60%
Mortgage-backed securities	2.88	3.09	2.83	3.19
Installment loans	5.26	5.44	5.32	5.59
Commercial business loans and leases	4.88	4.95	4.84	4.96
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	2.66	3.04	2.71	3.03

Total interest-earning assets	4.16	4.44	4.23	4.50

Average rates paid on:
Deposits	1.10	1.32	1.14	1.44
Securities sold under agreement to repurchase	4.74	4.75	4.78	4.79
Short-term borrowings	0.18	0.21	0.19	0.23
Long-term debt	3.38	3.67	3.38	3.98
Subordinated debt	5.28	5.29	5.28	5.28

Total interest-bearing liabilities	2.02	2.33	2.11	2.49

Average interest rate spread	2.14%	2.11%	2.12%	2.01%

Net yield on interest-earning assets	2.37%	2.36%	2.37%	2.25%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $349,000 and $429,000 and the yield was 4.03% and 4.18%, prior to adjusting for federal income tax for the three months ended June 30, 2011 and 2010, respectively. Interest income on tax-exempt investment securities was $1.1 million and $1.3 million and the yield was 4.08% and 4.21%, prior to adjusting for federal income tax for the nine months ended June 30, 2011 and 2010, respectively.

Interest Income

Interest on loans decreased $716,000 or 13.4% to $4.6 million for the three months ended June 30, 2011, compared to $5.3 million in the same period in 2010. Interest on loans decreased $1.9 million or 11.7% to $14.7 million for the nine months ended June 30, 2011, compared to $16.6 million in the same period in 2010. The decrease for the three and nine months ended June 30, 2011 reflects both a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. For the three-month period ended June 30, 2011, the average outstanding loan balances decreased $48.2 million or 12.3% and the average yield decreased by 7 basis points from 5.44% in the prior period to 5.37% in the current period. For the nine-month period ended June 30, 2011, the average outstanding loan balances decreased $43.1 million or 10.7% and the average yield decreased by 7 basis points from 5.51% in the prior period to 5.44% in the current period. The average loan balances continued to decrease primarily due to increases in principal repayments mainly caused by customers refinancing their mortgage loans. Also, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans that it originates, for asset/liability purposes.

Interest on mortgage-backed securities increased $119,000 or 15.2% to $902,000 for the three-month period ended June 30, 2011, compared to $783,000 in the same period in 2010. Interest on mortgage-backed securities increased $135,000 or 5.9% to $2.4 million for the nine-month period ended June 30, 2011, as compared to $2.3 million in the same period in 2010. The increase for both periods reflects an increase in the average balance of mortgage-backed securities owned, partially offset by a decrease in the average yield earned on the portfolio. For the three-month period ended June 30, 2011, the average balance of mortgage-backed securities increased $24.0 million or 23.7% and the average yield decreased by 21 basis points from 3.09% in the prior period to 2.88% in the current period. For the nine-month period ended June 30, 2011, the average balance of mortgage-backed securities increased $18.8 million or 19.5% and the average yield decreased by 36 basis points from 3.19% in the prior period to 2.83% in the current period. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $204,000 or 17.0% to $996,000 for the three months ended June 30, 2011, as compared to $1.2 million in the same period in 2010. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $518,000 or 14.2% to $3.1 million for the nine months ended June 30, 2011, as compared to $3.6 million in the same period in 2010. The decrease for both periods reflects both a decrease in the average balance of investment securities in the portfolio and a decrease in the yield earned on these investments. For the three-month period ended June 30, 2011, the average balance of interest-bearing demand deposits with other institutions and investment securities decreased $9.8 million or 5.3% and the average tax-equivalent yield decreased by 38 basis points from 3.04% in the prior period to 2.66% in the current period. For the nine-month period ended June 30, 2011, the average balance of interest-bearing demand deposits with other institutions and investment securities decreased $7.9 million or 4.2% and the average tax-equivalent yield decreased by 32 basis points from 3.03% in the prior period to 2.71% in the current period. The lower average balance was primarily related to repayments of investment securities, partially offset by higher interest-bearing demand deposits with other institutions resulting from increased maturities and repayments of loans and securities. The decrease in the yields are a result of the current lower interest rate environment.

Interest Expense

Interest on deposits decreased $218,000 or 16.8% to $1.1 million for the three-month period ended June 30, 2011, as compared to $1.3 million during the same period in 2010. Interest on deposits decreased $928,000 or 21.7% to $3.4 million for the nine-month period ended June 30, 2011, as compared to $4.3 million during the same period in 2010. The decrease for both periods reflects both a decrease in the average balance of deposits and a decrease in the average cost of the deposits. For the three-month period ended June 30, 2011, the average balance of deposits decreased $2.6 million or 0.7% and the average yield decreased by 22 basis points from 1.32% in the prior period to 1.10% in the current period. For the nine-month period ended June 30, 2011, the average balance of deposits decreased $4.9 million or 1.2% and the average yield decreased by 30 basis points from 1.44% in the prior period to 1.14% in the current period. Management continues to try to attract and retain deposit accounts. The Company manages its cost of interest bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and subsequently adjusting rates accordingly.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $256,000 or 20.3% to $1.0 million for the three-month period ended June 30, 2011, as compared to $1.3 million during the same period in 2010. Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $328,000 or 8.7% to $3.5 million for the nine-month period ended June 30, 2011, as compared to $3.8 million during the same period in 2010. The decrease for both periods reflects both a slight decrease in the cost of these funds and a lower level of average securities sold under agreement to repurchase. For the three-month period ended June 30, 2011, the average balance of securities sold under agreement to repurchase decreased $21.5 million or 20.2% and the average yield decreased by 1 basis point from 4.75% in the prior period to 4.74% in the current period. For the nine-month period ended June 30, 2011, the average balance of securities sold under agreement to repurchase decreased $9.0 million or 8.5% and the average yield decreased by 1 basis point from 4.79% in the prior period to 4.78% in the current period. The Bank had $65.0 million and $95.0 million of wholesale structured borrowings outstanding at June 30, 2011 and 2010, respectively.

Interest on short-term borrowings, including advance payments by borrowers for taxes and insurance and treasury, tax, and loan notes, decreased $1,000 or 50.0% to $1,000 for the three-month period ended June 30, 2011, as compared to $2,000 in the same period in 2010. Interest on short-term borrowings, including advance payments by borrowers for taxes and insurance and treasury, tax, and loan notes, was relatively unchanged for the nine-month period ended June 30, 2011, as compared to the same period in 2010. The decrease for the three months ended June 30, 2011 reflects a decrease in the average cost of these borrowings and a decrease in the average balance of these borrowings. For the three-month period ended June 30, 2011 the average balance of short-term borrowings decreased $186,000 or 6.3% and the average yield decreased by 3 basis points from 0.21% in the prior period to 0.18% in the current period.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $172,000 or 20.3% to $675,000 for the three-month period ended June 30, 2011, as compared to $847,000 in the same period in 2010. Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $1.2 million or 36.8% to $2.0 million for the nine-month period ended June 30, 2011, as compared to $3.2 million in the same period in 2010. The decrease for both periods reflects both a decrease in the average balance of the debt and a decrease in the average cost of the debt. For the three-month period ended June 30, 2011, the average balance of long-term debt decreased $12.5 million or 13.5% and the average yield decreased by 29 basis points from 3.67% in the prior period to 3.38% in the current period. For the nine-month period ended June 30, 2011, the average balance of long-term debt decreased $27.5 million or 25.6% and the average yield decreased by 60 basis points from 3.98% in the prior period to 3.38% in the current period. The decrease in the average balance and average cost reflects the Company’s decision to de-leverage the balance sheet and was accomplished by using its excess cash to pay off higher rate long-term debt that has matured between the periods. As noted above, the excess liquidity resulted from the decrease in net loan average balances resulting from increased repayments.

Net Interest Income

The Company’s net interest income decreased $154,000 or 4.0% to $3.7 million, for the three-month period ended June 30, 2011, as compared to $3.8 million in the same period in 2010. The Company’s net interest income increased $104,000 or 0.9% to $11.1 million, for the nine-month period ended June 30, 2011, as compared to $11.0 million in the same period in 2010. The decrease in net interest income for the three-month period ended June 30, 2011 reflects interest income decreasing more than interest expense. Interest income decreased $801,000 or 10.9% to $6.5 million as compared to $7.3 million in the same period in 2010. The decrease reflects both a decrease in the average balance of interest earning assets and a decrease in the yields earned on these assets. Interest expense decreased $647,000 or 18.4% to $2.9 million as compared to $3.5 million in the same period in 2010. The decrease reflects both a decrease in the average balance of interest-bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. The increase in net interest income for the nine-month period ended June 30, 2011 reflects interest expense decreasing more than interest income. Interest income decreased $2.3 million or 10.3% to $20.2 million as compared to $22.5 million in the same period in 2010. The decrease reflects both a decrease in the average balance of interest earning assets and a decrease in the yields earned on these assets. Interest expense decreased $2.4 million or 21.0% to $9.1 million as compared to $11.6 million in the same period in 2010. The decrease reflects both a decrease in the average balance of interest-bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. For the three months ended June 30, 2011 and 2010 the ratio of average interest-earning assets to average interest-bearing liabilities was 113.0% and 111.8%, respectively. For the nine months ended June 30, 2011 and 2010 the ratio of average interest-earning assets to average interest-bearing liabilities was 112.6% and 110.2%, respectively.

Provision for Loan Losses

The provision for loan losses was $300,000 and $500,000 for the three-month periods ended June 30, 2011 and 2010, respectively. The provision for loan losses was $900,000 and $1.1 million for the nine-month periods ended June 30, 2011 and 2010, respectively. At June 30, 2011, the allowance for loan losses decreased to $5.7 million from $5.8 million at September 30, 2010. Net loan charge-offs were $803,000 for the three months ended June 30, 2011 as compared to net loan charge-offs of $313,000 for the three months ended June 30, 2010. The increase in net charge-offs for the current three-month period was primarily due to two commercial real estate loans with an aggregate balance of $645,000 and three commercial business loans with an aggregate balance of $150,000 that were charged off during the current period. Net loan charge-offs were $1.1 million for the nine months ended June 30, 2011 and 2010.

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

Non-interest Income

Excluding OTTI charges of $55,000 and $1.4 million for the three and nine months ended June 30, 2011, respectively, and $912,000 and $2.4 million for the three and nine months ended June 30, 2010, respectively, total non-interest or other income decreased $92,000 or 9.5% to $877,000 and decreased $473,000 or 11.9% to $3.5 million for the three and nine month periods ended June 30, 2011, respectively, as compared to $969,000 and $4.0 million during the same periods in 2010. The decrease for the three-month period ended June 30, 2011 is primarily attributed to a decrease in loan service charges and fees, a decrease in gains on sales of loans, and a decrease in deposit service charges and fees, partially offset by an increase in ATM fees. The decrease for the nine-month period ended June 30, 2011 is primarily attributed to a decrease in realized gains on sales of securities, a decrease in gains on sales of loans, and a decrease in deposit service charges and fees, partially offset by an increase in loan service charges and fees and an increase in other income.

Impairment charges on securities were $55,000 and $912,000 for the three months ended June 30, 2011 and 2010, respectively. The impairment charges for the current three-month period relate to one private label mortgage-backed security. The private label mortgage-backed security impairment charge resulted from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. The impairment charges for the prior-year three-month period relate to the Company’s investments in three pooled trust preferred securities and one private label mortgage-backed security. Impairment charges on securities were $1.4 million and $2.4 million for the nine months ended June 30, 2011 and 2010, respectively. In addition to the three-month period charges, the impairment charges for the current nine-month period relate to the Company’s holdings of five pooled trust preferred securities, a single issuer trust preferred security, and the common stock of a local financial institution. The pooled trust preferred impairment charges resulted from several factors, including a downgrade in their credit ratings, their failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. The impairment charges on the single issuer trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. Management of the Company has deemed the impairment on the trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. The common stock impairment charge resulted from the duration and extent to which the market value has been less than cost and the performance of the financial institution over the past two years. The impairment charges for the prior nine-month period relate to the Company’s investments in six pooled trust preferred securities and one private label mortgage-backed security. At June 30, 2011, the Company had holdings in nineteen different trust preferred offerings with a book value of $14.5 million. The unrealized loss on these securities amounted to $4.5 million at June 30, 2011.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, decreased $37,000 or 21.8% to $133,000 for the three months ended June 30, 2011 as compared to $170,000 during the same period in 2010. Loan service charges and fees increased $43,000 or 9.6% to $491,000 for the nine months ended June 30, 2011 as compared to $448,000 during the same period in 2010. The decrease for the three-month period ended June 30, 2011 is primarily attributed to a decrease in satisfaction fee income, partially offset by an increase in miscellaneous fees collected on commercial business loans. The increase for the nine-month period ended June 30, 2011 is primarily attributed to an increase in miscellaneous fees collected on commercial business loans and an increase in title insurance fees, partially offset by a decrease in late charges on mortgage loans and a decrease in satisfaction fee income.

The Company recognized $586,000 in net realized gains on the sales of securities for the nine months ended June 30, 2011. For the three months ended June 30, 2011, there were no gains or losses recognized on the sales of securities. The Company recognized $3,000 in net realized losses on the sales of securities and $1.0 million in net realized gains on the sales of securities for the three and nine months ended June 30, 2010, respectively. The sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

Gains on the sales of loans were $21,000 and $249,000 for the three and nine months ended June 30, 2011, respectively, as compared to $83,000 and $304,000 during the same periods in 2010. The three-month period ended June 30, 2011 results reflect the sale of approximately $1.3 million of fixed-rate, single-family mortgage loans, compared to $5.0 million of similar loan sales during the prior year period. The nine-month period ended June 30, 2011 results reflect the sale of approximately $12.8 million of fixed-rate, single-family mortgage loans, compared to $19.6 million of similar loan sales during the prior year period. The decrease in volume is due to an increase in the origination of residential loans that were held in the Bank’s portfolio instead of being sold.

Deposit service charges and fees were $309,000 and $909,000 for the three and nine months ended June 30, 2011 as compared to $351,000 and $1.1 million during the same periods in 2010. The decrease for both periods is attributed to a decrease in net volume of fees collected for returned checks.

Automated teller machine (ATM) fees were $258,000 and $733,000 for the three and nine months ended June 30, 2011 as compared to $238,000 and $695,000 during the same periods in 2010. The increase for the three and nine months ended June 30, 2011 is attributed to an increase in the interchange fees earned on debit card transactions, due to an increase in the volume of these transactions. Included in the results for the nine months ended June 30, 2010 was a one-time incentive payment of $45,000 the Bank received to convert its ATM network.

Non-insured investment product income was $46,000 and $152,000 for the three and nine months ended June 30, 2011 as compared to $45,000 and $128,000 for the same periods in 2010. The increase for both periods is primarily attributed to an increase in the commissions earned on the sales of these products due to higher volumes of sales.

Earnings on cash surrender value of life insurance income was $63,000 and $191,000 for the three and nine months ended June 30, 2011 as compared to $56,000 and $175,000 for the same periods in 2010. The increase for both periods is primarily attributed to a new life insurance policy that was added.

Other income was $49,000 and $193,000 for the three and nine months ended June 30, 2011 as compared to $40,000 and $141,000 for the same periods in 2010. The increase for both periods in primarily attributable to an increase in commissions and fees earned on the sales of insurance products.

Non-interest Expense

Total non-interest expense for the three-month period ended June 30, 2011 increased $106,000, or 2.9%, to $3.7 million, as compared to $3.6 million for the same period in 2010. Total non-interest expense for the nine-month period ended June 30, 2011 increased $254,000, or 2.3%, to $11.3 million, as compared to $11.1 million for the same period in 2010. The increase for the three months ended June 30, 2011 is primarily attributed to an increase in compensation and benefits expense, an increase in service bureau expense, and an increase in other operating expenses, partially offset by a decrease in federal deposit insurance premiums. The increase for the nine months ended June 30, 2011 is primarily attributed to an increase in compensation and benefits expense and an increase in depreciation and amortization expense, partially offset by a decrease in professional fees, a decrease in federal deposit insurance premiums, and a decrease in other operating expenses.

Compensation and benefits expense was $2.1 million for the three-month period ended June 30, 2011, as compared to $2.0 million for the same period in 2010. Compensation and benefits expense was $6.5 million for the nine-month period ended June 30, 2011, as compared to $6.1 million for the same period in 2010. The increase for the three months ended June 30, 2011 is attributed to an increase in retirement fund expense, an increase in personnel expense, and an increase in bonus expense. The increase for the nine months ended June 30, 2011 is attributed to an increase in retirement fund expense, an increase in commissions expense, an increase in health insurance expense, and an increase in bonus expense. The increase in commissions expense is primarily attributable to the Bank putting a larger percentage of its residential loan originations into the portfolio during the current period as compared to the prior period for which the residential loan officers get paid a higher commission as compared to loans sold in the secondary market.

Depreciation and amortization expense was $142,000 and $429,000 for the three and nine months ended June 30, 2011 as compared to $131,000 and $399,000 for the same period in 2010. The increase for both periods is primarily attributed to an increase in depreciation expense on its information and network systems as a result of the Bank continually expanding technology and new products and services.

Professional fees were $102,000 and $336,000 for the three and nine months ended June 30, 2011, respectively, as compared to $113,000 and $383,000 for the same periods in 2010. The decrease for both periods is primarily attributed to a decrease in legal fees, partially offset by an increase in audit fees. The decrease in legal fees is primarily due to a decrease in fees that were incurred on problem assets.

Service bureau expense was $147,000 for the three-month period ended June 30, 2011, as compared to $120,000 for the same period in 2010. Service bureau expense was $444,000 and $428,000 for the nine-month periods ended June 30, 2011 and 2010, respectively. The increase for both periods is a result of the Bank continually expanding technology and new products and services.

Federal deposit insurance premiums were $225,000 and $820,000 for the three and nine months ended June 30, 2011, respectively, as compared to $292,000 and $923,000 for the same periods in 2010. The decrease for both periods is primarily due to the Wall Street Reform and Consumer Protection Act, which changed how deposit assessments are calculated. Assessments are now based on average consolidated total assets less tangible equity capital of a financial institution as opposed to its domestic deposit base.

Other operating expenses were $634,000 for the three-month period ended June 30, 2011 compared to $579,000 for the same period in 2010. Other operating expenses were $1.7 million for the nine-month period ended June 30, 2011 compared to $1.8 million for the same period in 2010. The increase for the three-month period ended June 30, 2011 is primarily attributed to an increase in debit card charge off expense and an increase in real estate owned expenses. The decrease for the nine-month period ended June 30, 2011 is primarily attributed to a decrease in scorecard rewards redemption expense and teller cash over and short expense, partially offset by an increase in ATM card expense and an increase in real estate owned expenses.

Income Taxes

Total income tax provision was $25,000 for the three months ended June 30, 2011 as compared to a benefit of $215,000 for the same period in 2010. Total income tax benefit was $9,000 and $339,000 for the nine months ended June 30, 2011 and 2010, respectively. The tax benefits for the periods were significantly impacted by the OTTI charges during the respective periods. The OTTI charges recorded in the current nine-month period caused pre-tax income to be lower than tax-exempt income, therefore a tax benefit was recorded. Tax-exempt income includes: income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended June 30, 2011 was $1.5 million and $332,000, respectively, compared to $1.6 million and $391,000, respectively, for the three-month period ended June 30, 2010. State and federal tax-exempt income for the nine-month period ended June 30, 2011 was $4.7 million and $1.1 million, respectively, compared to $5.6 million and $1.2 million, respectively, for the nine-month period ended June 30, 2010.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2011, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.14% and total risk-based capital as a percentage of risk-weighted assets of 14.39%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2011, the Company had a leverage ratio of 7.79%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2011, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.46% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2011, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.66%.

Liquidity

The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2011, the total of approved loan commitments amounted to $2.0 million. In addition, the Company had $10.4 million of undisbursed loan funds at that date. The amount of savings certificates which mature during the next twelve months totals approximately $73.6 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30,	September 30,
	2011	2010
	(in thousands)
Commitments to grant loans	$2,014	$9,093
Unfunded commitments under lines of credit	76,001	70,684
Financial and performance standby letters of credit	784	1,333

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2011 for guarantees under standby letters of credit issued is not material.

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

Part II - Other Information

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	[Removed and Reserved]

Item 5.	Other Information

(a)	Not applicable

(b)	Not applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Report.

3.1	Articles of Incorporation (1)

3.2	Amended Bylaws (14)

3.3	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (15)

4.1	Common Stock Certificate (1)

4.2	Rights Agreement dated as of June 30, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)

4.3	Amendment No. 1 to Rights Agreement (4)

4.4*	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.5*	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators

4.6*	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.7	Form of Certificate for the Series B Preferred Stock (15)

4.8	Warrant for Purchase of Shares of Common Stock (15)

10.1	Employee Stock Ownership Plan, as amended (1)

10.4	1997 Employee Stock Compensation Program (6)

10.6	1998 Group Term Replacement Plan (7)

10.8	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)

10.9	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)

10.10	Salary Continuation Plan Agreement with Lisa L. Griffith (2)

10.11	1998 Stock Compensation Plan (8)

10.12	2000 Stock Compensation Plan (9)

10.13	2001 Stock Compensation Plan (10)

10.14	2002 Stock Compensation Plan (11)

10.15	2005 Stock-Based Incentive Plan (12)

10.16	Form of Directors Indemnification Agreement (13)

10.17	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)

10.18	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)

10.19	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)

10.20	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)

10.21	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)

10.22	Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (15)

10.23	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

10.24	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101**	Interactive Data File

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(1)	Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).
(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed June 30, 2003.

(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(5)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-26383) filed with the SEC on May 2, 1997.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed December 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date: August 12, 2011	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer