Form 10-K
period 2011-09-30
FIDELITY BANCORP INC
filed 2011-12-21
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer   ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant’s Common Stock reported on the Nasdaq Global Market on March 31, 2011 was $22.9 million. Solely for purposes of this calculation, the term “affiliate” includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant’s voting securities.

As of December 6, 2011, the Registrant had outstanding 3,064,362 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.        Portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders. (Part III)

FIDELITY BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended September 30, 2011

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (“the FRB”); inflation; interest rate, market and monetary fluctuations; the timely development and acceptance of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; laws concerning taxes, banking, securities, and insurance; technological changes; future acquisitions and branch openings; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

The Bank is a Pennsylvania-chartered stock savings bank which is headquartered in Pittsburgh, Pennsylvania. Deposits in the Bank are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank, incorporated in 1927, conducts business from thirteen full service offices located in Allegheny and Butler counties, two of the five Pennsylvania counties which comprise the metropolitan and suburban areas of greater Pittsburgh. The Bank’s wholly owned subsidiary, FBIC, Inc., was incorporated in the State of Delaware in July 2000. FBIC, Inc. was formed to hold and manage the Bank’s fixed-rate residential mortgage loan portfolio, which may include engaging in mortgage securitization transactions. FBIC, Inc. has not completed any mortgage securitization transactions to date. Total assets of FBIC, Inc. as of September 30, 2011 were $92.3 million.

The Company’s executive offices are located at 1009 Perry Highway, Pittsburgh, Pennsylvania 15237 and its telephone number is (412) 367-3303. The Company maintains a website at www.fidelitybancorp-pa.com.

Competition

The Bank is one of many financial institutions serving its market area. The competition for deposit products and loan originations comes from other depository institutions such as commercial banks, thrift institutions, and credit unions in the Bank’s market area. Competition for deposits also includes insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank competes for loans with a variety of non-depository institutions such as mortgage brokers, finance companies, and insurance companies. Based on data compiled by the FDIC, the Bank had a 0.56 % share of all FDIC-insured deposits in the Pittsburgh Metropolitan Statistical Area as of June 30, 2011, the latest date for which such data was available, ranking it 18th among 59 FDIC-insured institutions. This data does not reflect deposits held by credit unions with which the Bank also competes.

Lending Activities

The Bank’s principal lending activity is the origination of loans secured primarily by first mortgage liens on existing single-family residences in the Bank’s market area. At September 30, 2011, the Bank’s loan portfolio included $125.8 million of residential loans, $7.2 million of residential construction loans, $82.8 million of commercial and multi-family real estate loans, and $16.5 million of commercial construction loans. The Bank also engages in consumer installment lending primarily in the form of home equity loans. At September 30, 2011, the Bank had $66.7 million in home equity loans in the portfolio. Substantially all of the Bank’s borrowers are located in the Bank’s market area and would be expected to be affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s loan portfolio by loan type in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At September 30,
	2011		2010		2009		2008		2007
	$	%	$	%	$	%	$	%	$	%
	(Dollar amounts in thousands)
Real estate loans:
Residential:
Single-family (1-4 units)	$125,818	34.8%	$129,269	33.2%	$164,718	38.4%	$215,940	45.4%	$226,791	47.6%
Multi-family (over 4 units)	-	-	40	-	82	-	154	-	239	0.1
Construction:
Residential	7,236	2.0	1,762	0.5	1,707	0.4	8,580	1.8	8,539	1.8
Commercial	16,501	4.6	25,997	6.7	26,879	6.3	26,519	5.6	24,363	5.1
Commercial:
Other real estate	72,237	20.0	83,018	21.4	84,711	19.7	74,498	15.7	70,512	14.8
Multi-family (over 4 units)	10,584	2.9	12,574	3.2	12,375	2.9	9,576	2.0	8,694	1.9

Total real estate loans	232,376	64.3	252,660	65.0	290,472	67.7	335,267	70.5	339,138	71.3
Installment loans	69,197	19.2	75,794	19.5	84,381	19.6	94,654	19.9	95,628	20.1
Commercial business loans and leases	59,455	16.5	60,210	15.5	54,534	12.7	45,527	9.6	40,953	8.6

Total loans receivable	361,028	100.0%	388,664	100.0%	429,387	100.0%	475,448	100.0%	475,719	100.0%

Less:
Loans in process	(8,774)		(9,581)		(13,778)		(11,265)		(13,752)
Unearned discounts and fees	(206)		(190)		(120)		27		(11)
Allowance for loan losses	(5,763)		(5,821)		(5,702)		(3,424)		(3,027)

Net loans receivable	$346,285		$373,072		$409,787		$460,786		$458,929

Loan Portfolio Sensitivity. The following table sets forth the estimated maturity of the Company’s loan portfolio at September 30, 2011. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $120.4 million for the year ended September 30, 2011. All loans are shown as maturing based on contractual maturities. Demand loans, loans which have no stated maturity and overdrafts, are shown as due in one year or less.

	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total
	(Dollar amounts in thousands)
Real estate loans:
Residential	$19	$1,962	$123,837	$125,818
Commercial	13,662	24,796	44,363	82,821
Construction	8,481	3,693	11,563	23,737
Installment loans	6,611	8,394	54,192	69,197
Commercial business loans and leases	42,497	8,890	8,068	59,455

Total	$71,270	$47,735	$242,023	$361,028

The following table sets forth the dollar amount of all loans at September 30, 2011, due after September 30, 2012, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollar amounts in thousands)
Real estate loans
Residential	$89,249	$36,550	$125,799
Commercial	23,438	45,721	69,159
Construction	7,122	8,134	15,256
Installment loans	44,488	18,098	62,586
Commercial business loans and leases	8,477	8,481	16,958

Total	$172,774	$116,984	$289,758

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

Residential Real Estate Lending. The Bank originates single-family residential loans and residential construction loans which provide for periodic interest rate adjustments. The adjustable-rate residential mortgage loans offered by the Bank in recent years have 10, 15, 20, or 30-year terms and interest rates which adjust every one, three, or five years generally in accordance with the index of average yield on U.S. Treasury Securities adjusted to a constant maturity of the applicable time period. In addition, the Bank offers adjustable-rate mortgages that adjust according to the rates on one-year U.S. Treasury Securities after an initial fixed-rate period of three or five years. There is generally a two percentage point cap or limit on any increase or decrease in the interest rate per year with a five or six percentage point limit on the amount by which the interest rate can increase over the life of the loan. The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. At September 30, 2011 approximately $36.6 million or 29.1% of the residential mortgage loans in the Bank’s loan portfolio consisted of loans with adjustable rates of interest.

The Bank also originates fixed-rate, single-family residential loans with terms of 10, 15, 20 or 30 years in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale of these loans in the secondary market. Additionally, the Bank also offers a 10-year balloon loan with payments based on 30-year amortization. At September 30, 2011, approximately $89.2 million or 70.9% of the residential mortgage loans in the Bank’s loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Bank’s experience that such loans have remained outstanding for a substantially shorter period of time. The Bank’s policy is to enforce the “due-on-sale” clauses contained in most of its fixed-rate, adjustable-rate, and conventional mortgage loans which generally permit the Bank to require payment of the outstanding loan balance if the mortgaged property is sold or transferred and thus contributes to shortening the average lives of such loans.

The Bank will lend generally up to 80% of the appraised value of the property securing the loan (referred to as the loan-to-value ratio) up to a maximum amount equal to the FNMA conforming loan limit of $417,000 but will lend up to 95% of the appraised value up to the same amount if the borrower obtains private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the property securing the loan. The Bank also originates residential mortgage loans in amounts over $417,000. The Bank will generally lend up to 80% of the appraised value of the property securing such loans. These loans may have terms of up to 30 years, but frequently have terms of 10 or 15 years or are 10-year balloon loans with payments based on 15-year to 30-year amortization. Generally, such loans will not exceed a maximum loan amount of $1.0 million, although the Bank may consider loans above that limit on a case-by-case basis. The Bank principally lends on owner-occupied residential properties with only $7.8 million in residential mortgages secured by non-owner-occupied properties.

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

Commercial and Multi-family Real Estate Lending. In addition to loans secured by single-family residential real estate, the Bank also originates, to a lesser extent, loans secured by commercial real estate and multi-family real estate properties. The Bank’s commercial real estate loans are secured by retail stores, suburban office buildings, self-storage centers, and a variety of other commercial properties. Over 95% of this type of lending is done within the Bank’s primary market area. At September 30, 2011, the Bank’s portfolio included $82.8 million of commercial real estate loans, which includes $10.6 million of multi-family real estate loans.

Although terms vary, commercial and multi-family residential real estate loans are generally made for terms of up to 10 years with a longer period for amortization and in amounts of up to 75% of the lesser of appraised value or sales price. These loans may be made with adjustable rates of interest, but the Bank also will make fixed-rate commercial or multi-family real estate loans on a 10 or 7-year payment basis, with the period of amortization negotiated on a case-by-case basis.

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

Construction Lending. The Bank also engages in loans to finance the construction of one-to-four family dwellings. This activity is generally limited to individual units and may, to a limited degree, include speculative construction by developers. The Bank also engages in loans to finance the construction of commercial real estate properties. The inspections, for approval of payment vouchers, are performed by third parties and are based on stages of completion. Applications for construction loans primarily are received from former borrowers and builders who have worked with the Bank in the past. Construction loans are originated with permanent financing terms consistent with the Bank’s residential and commercial real estate loan products; however, construction loans require only interest payments for the first six months for residential and twelve months for commercial construction loans. On the month following the construction period, and thereafter, payment of both principal and interest is required. The construction loan payment is calculated to amortize the loan in the approved term less the construction period.

Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential and commercial real estate properties. If the estimate of construction cost proves to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project acquired through foreclosure and may have to hold the property for an indeterminate period of time.

Installment Lending. The Bank offers a wide variety of installment loans, including home equity loans and consumer loans. At September 30, 2011, home equity loans amounted to $66.7 million or 96.4% of the Bank’s total installment loan portfolio. These loans are made on the security of the unencumbered equity in the borrower’s residence. Home equity loans are made at fixed and adjustable rates for terms of up to 20 years and home equity lines of credit are made at variable rates. Home equity loans generally may not exceed 80% of the value of the security property when aggregated with all other liens, although a limited number of loans up to 100% value may be made at increased rates.

Consumer loans consist of motor vehicle loans, other types of secured consumer loans, and unsecured personal loans. At September 30, 2011, these loans amounted to $371,000, which represented 0.54% of the Bank’s total installment loan portfolio. At September 30, 2011, motor vehicle loans amounted to $46,000 and unsecured loans and loans secured by property other than real estate amounted to $325,000.

The Bank also makes other types of installment loans such as savings account loans, personal lines of credit, and overdraft loans. At September 30, 2011, these loans amounted to $2.1 million or 3.0% of the total installment loan portfolio. That total consisted of $361,000 of savings account loans, $1.7 million of personal lines of credit, and $54,000 of overdraft loans.

Consumer and overdraft loans and, to a lesser extent, home equity loans may involve a greater risk of nonpayment than traditional first mortgage loans on single-family residential dwellings. Consumer loans may be unsecured or secured by depreciating collateral which may not provide an adequate source for repayment in the event of default. However, such loans generally provide a greater rate of return and the Bank underwrites the loans in conformity to underwriting standards adopted by its Board of Directors to mitigate such risk.

Commercial Business Loans and Leases. Commercial business loans of both a secured and unsecured nature are made by the Bank for business purposes to incorporated and unincorporated businesses. Typically, these are loans made for the purchase of equipment, to finance accounts receivable, and to finance inventory as well as other business purposes. Commercial business loans and leases are considered to have a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans is wholly dependent of the success of the borrower’s business, while secured commercial business loans may be secured by collateral that may not be readily marketable in the event of default. At September 30, 2011, commercial business loans amounted to $59.3 million or 17.1% of the total net loan portfolio. In addition, the Bank makes commercial leases to businesses, typically for the purchase of equipment. All leases are funded as capital leases and the Bank does not assume any residual risk at the end of the lease term. At September 30, 2011, commercial leases amounted to $128,000 or 0.04% of the total net loan portfolio.

Loan Servicing and Sales. In addition to interest earned on loans, the Bank receives income through the servicing of loans and loan fees charged in connection with loan originations and modifications, late payments, changes of property ownership, and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. The Bank did not recognize any loan servicing fee income for the year ended September 30, 2011. As of September 30, 2011, there were no outstanding loans serviced for others.

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

The Bank sells fixed-rate residential mortgage loans in the secondary market through an arrangement with several investors. This program allows the Bank to offer more attractive rates in its highly competitive market. The Bank does not service those loans sold in the secondary market. Customers may choose to have their loan serviced by the Bank; however, the loan is priced slightly higher and retained in the Bank’s loan portfolio. For the year ended September 30, 2011, the Bank sold $15.7 million of fixed-rate residential mortgage loans.

Loan Approval Authority and Underwriting. Applications for all types of loans are taken at the Bank’s home office and branch offices by branch managers and loan originators and forwarded to the administrative office for processing. In most cases, a branch manager conducts an interview with the applicant at the branch office. Residential and commercial real estate loan originations are primarily attributable to walk-in and existing customers, real estate brokers, and mortgage loan brokers. Installment loans are primarily obtained through existing and walk-in customers. The Board of Directors has delegated authority to the Loan Committee consisting of the Chairman, President, Chief Lending Officer, and Chief Financial Officer, to approve first mortgages on single-family residences of up to $750,000, commercial first mortgages of up to $750,000, home equity loans of up to $300,000, secured consumer loans of up to $75,000, unsecured consumer loans of up to $50,000, and commercial business loans up to $500,000. Any loan in excess of those amounts must be approved by the Board of Directors. The Board of Directors has further delegated authority to the Bank’s President to approve first mortgages on single-family residences, commercial first mortgages, home equity, secured consumer, unsecured consumer, and commercial loans up to the FNMA conforming loan limit (currently $417,000), $200,000, $200,000, $75,000, $50,000, and $200,000, respectively. The terms of the delegation also permit the President to delegate authority to any other Bank officer under the same or more limited terms. Pursuant to this authority, the President has delegated to the Chief Lending Officer, subject to certain conditions, the authority to approve motor vehicle loans, secured personal loans, and unsecured personal loans up to $75,000, $75,000, and $50,000, respectively; to approve one-to-four family first mortgage loans up to the FNMA conforming loan limit (currently $417,000); to approve home equity loans up to $200,000 if the amount of the loan plus prior indebtedness is not in excess of an 80% loan-to-value ratio; to approve home equity loans up to $100,000 if the amount of the loan plus prior indebtedness is in excess of 80%; to approve commercial loans up to $200,000; and to approve checking account overdraft protection loans that conform to the parameters of the program.

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

Included in classified assets were the following non-accrual loans at September 30, 2011: seventeen single-family residential real estate loans totaling $1.8 million, two commercial real estate loans totaling $4.4 million, eighteen home equity and installment loans totaling $726,000, and one commercial business loan totaling $9,000. Certain other loans, while performing as of September 30, 2011, were classified as special mention, substandard, doubtful, or loss. Performing loans, which were classified as of September 30, 2011, included three single-family residential real estate loan totaling $315,000, fifteen commercial real estate loans totaling $16.0 million, one commercial construction loan totaling $1.5 million, twenty three home equity and installment loans totaling $638,000, and eighteen commercial business loans totaling $2.2 million. While these loans are currently performing, they have been classified for one of the following reasons: the loan is ninety days past due, however, interest is less than ninety days past due; the borrower has filed for bankruptcy; other loans to the borrower are non-performing; internal loan review has identified a deterioration of the borrower’s financial capacity or a collateral shortfall; the loan was previously nonperforming but will retain its classification status until the loan continues to perform for at least a six-month period; or the loan was previously nonperforming but will retain its classification status because the loan is now thirty to ninety days past due. For the same reasons performing loans have been classified, there are performing loans that have been designated impaired. Impaired loans were $21.9 million at September 30, 2011. At September 30, 2011, performing loans designated as impaired included eleven commercial real estate loans totaling $12.3 million, one commercial construction loan totaling $1.5 million and fifteen commercial business loans totaling $1.7 million. Conversely, there are approximately $2.5 million of residential mortgage, home equity and installment loans that are non-performing, however are collectively evaluated for impairment for which no impairment was noted at September 30, 2011. See “Nonperforming Loans and Foreclosed Real Estate.”

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

The following table sets forth the Company’s classified assets in accordance with its classification system.

	At September 30,
	2011	2010	2009
	(Dollar amounts in thousands)
Special Mention	$6,679	$2,929	$-
Substandard	20,836	23,208	24,746
Doubtful	10	117	417

	$27,525	$26,254	$25,163

Classified assets increased during fiscal 2011 as compared to fiscal 2010 primarily due to one commercial real estate loan totaling $3.3 million and two commercial business loans totaling $458,000 that were classified as special mention of September 30, 2011 and not classified as of September 30, 2010. The increase in classified assets during fiscal 2011 was partially offset by substandard loans that were subsequently cured after September 30, 2010. Classified assets increased during fiscal 2010 as compared to fiscal 2009 primarily due to eleven residential real estate loans totaling $1.1 million and thirteen commercial real estate loans totaling $15.0 million that were classified as of September 30, 2010 and not classified as of September 30, 2009. The increase in classified assets during fiscal 2010 was partially offset by loans that were subsequently cured after September 30, 2009.

Nonperforming Loans and Foreclosed Real Estate. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, and a late charge is assessed at that time. In most cases, defaults are cured promptly. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank’s normal collection procedures or an acceptable repayment arrangement is not worked out with the borrower, the Bank will normally institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure.

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

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, generally when a loan is ninety days or more delinquent. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The President, Chief Lending Officer, Chief Financial Officer, Vice President of Commercial Loan Credit and Administration, Collection Manager, and Loan Counselor meet monthly to review non-performing assets and any other assets that may require classification or special consideration. Adjustments to the carrying values of such assets are made as needed and a detailed report is submitted to the Board of Directors on a monthly basis.

Foreclosed real estate is recorded at fair value less estimated cost to sell. Costs relating to development and improvement of the property are capitalized whereas costs of holding such real estate are expensed as incurred. Additional write downs are charged to income and the carrying value of the property reduced when the carrying value exceeds fair value less estimated cost to sell.

The following table sets forth information regarding the Company’s non-accrual loans and foreclosed real estate at the dates indicated. The Company had accruing loans past due 90 days or more of $5.5 million, $4.8 million, $2.4 million, at September 30, 2011, 2010, and 2009, respectively. Such loans consisted of commercial real estate loans, commercial business loans, and commercial lines of credit which were outstanding past their contractual maturity dates. In each case, such loans were otherwise current in accordance with their terms and the Company does not consider them nonperforming. The recorded investment in loans that are considered to be impaired under U.S. generally accepted accounting principles was $21.9 million at September 30, 2011, for which the related allowance for credit losses was $2.5 million. Interest income that would have been recorded and collected on loans accounted for on a non-accrual basis under the original terms of such loans was $437,000 for the year ended September 30, 2011. During the year ended September 30, 2011, $229,000 in interest income was recorded on such loans.

	At September 30,
	2011	2010	2009	2008	2007
	(Dollar amounts in thousands)
Non-accrual loans:
Residential real estate loans (1-4 family)	$1,764	$1,939	$1,397	$701	$831
Construction, multi-family, and commercial real estate	4,398	7,151	11,772	2,993	5,628
Installment loans	726	1,212	350	676	340
Commercial business loans and leases	9	70	1,386	1,357	1,947

Total nonperforming loans	$6,897	$10,372	$14,905	$5,727	$8,746

Total nonperforming loans as a percent of net loans receivable	1.99%	2.78%	3.64%	1.24%	1.91%

Total foreclosed real estate, net	$3,125	$398	$103	$170	$52

Total nonperforming loans and foreclosed real estate as a percent of total assets	1.50%	1.55%	2.05%	0.81%	1.21%

Nonperforming loans decreased to $6.9 million (1.99% of net loans receivable) at September 30, 2011 compared to $10.4 million (2.78% of net loans receivable) at September 30, 2010. At September 30, 2011, non-accrual loans consisted of seventeen 1-4 family residential real estate loans totaling $1.8 million, two commercial real estate loans totaling $4.4 million, eighteen installment loans totaling $726,000, and one commercial business loan totaling $9,000.

The decrease in non-performing loans during fiscal 2011 as compared to fiscal 2010 is primarily attributed to a $2.1 million commercial real estate loan and a $225,000 installment loan that were transferred to foreclosed real estate during fiscal 2011.

The decrease in non-performing loans during fiscal 2010 as compared to fiscal 2009 is primarily attributed to a $3.5 million commercial participation loan to a borrower in the restaurant industry that was non-performing during fiscal 2009 but was not considered non-performing at September 30, 2010. The Company originally agreed to a restructure of this loan at its maturity by entering into a forbearance agreement with the borrower to make reduced payments over a six-month period in an effort to give the borrower greater flexibility to restructure its operations and to improve its cash flows.

At September 30, 2011, the Company did not have any potential problem loans that were not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present repayment terms.

Allowance for Loan Losses

Management establishes reserves for estimated losses on loans based upon its evaluation of the inherent risks in the loan portfolio. The adequacy of the allowance is determined by management through the evaluation of such pertinent factors as the growth and composition of the loan portfolio, historical loss experience, the level and trend of past due and non-performing loans, the general economic conditions affecting the collectibility of loans in the portfolio, and other relevant factors. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, home equity, and consumer loans are evaluated in the aggregate using historical loss factors and other data. Large balance and/or more complex loans, such as multi-family and commercial real estate loans may be evaluated on an individual basis and are also evaluated in the aggregate to determine adequate reserves. As individually significant loans become impaired, specific reserves are assigned to the extent of impairment. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses. Management believes that the Company’s allowance for losses of $5.8 million as of September 30, 2011 is adequate to absorb probable loan losses in the portfolio.

The following table sets forth the rollforward of the Bank’s allowance for loan losses.

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(Dollar amounts in thousands)
Balance at beginning of period	$5,821	$5,702	$3,424	$3,027	$2,917

Provision for loan losses	1,200	1,600	5,870	1,260	575
Charge offs:
Residential real estate	(30)	(13)	(138)	(102)	(11)
Commercial real estate	(714)	(109)	(2,437)	(150)	(14)
Installment	(142)	(297)	(296)	(164)	(135)
Commercial	(428)	(1,136)	(842)	(531)	(362)

Total	(1,314)	(1,555)	(3,713)	(947)	(522)
Recoveries:
Residential real estate	-	30	44	-	7
Commercial real estate	-	-	-	-	9
Installment	15	33	26	73	24
Commercial	41	11	51	11	17

Total	56	74	121	84	57

Net charge-offs	(1,258)	(1,481)	(3,592)	(863)	(465)

Balance at end of period	$5,763	$5,821	$5,702	$3,424	$3,027

Ratio of net charge-offs during the period to average loans outstanding during the period	0.35%	0.37%	0.79%	0.19%	0.10%

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

	At September 30,
	2011		2010		2009		2008		2007
	$	%	$	%	$	%	$	%	$	%
	(Dollar amounts in thousands)
Residential real estate loans	$395	34.8%	$236	33.2%	$279	38.4%	$474	45.4%	$452	47.7%
Commercial real estate loans	2,866	22.9	3,255	24.6	3,538	22.6	742	17.7	743	16.7
Construction loans	38	6.6	45	7.2	49	6.7	67	7.4	150	6.9
Installment loans	396	19.2	371	19.5	360	19.6	205	19.9	226	20.1
Commercial business loans and leases	1,947	16.5	1,914	15.5	1,476	12.7	1,936	9.6	1,456	8.6
Unallocated	121	N/A	-	N/A	-	N/A	-	N/A	-	N/A

Total	$5,763	100.0%	$5,821	100.0%	$5,702	100.0%	$3,424	100.0%	$3,027	100.0%

Investment Activities

The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments) as determined by management and defined and reviewed for adequacy by the FDIC during its regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held-to-maturity or securities available-for-sale. Securities acquired with the intent and ability to hold to maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount which are computed using the level yield method and recognized as adjustments of interest income. All other securities are classified as available-for-sale to serve principally as a source of liquidity.

Current regulatory and accounting guidelines regarding securities (including mortgage-backed securities) require us to categorize securities as “held-to-maturity,” “available-for-sale,” or “trading.” At September 30, 2011, the Bank had securities classified as “held-to-maturity” and “available-for-sale” in the amount of $80.4 million and $170.8 million, respectively and had no securities classified as “trading.” Securities classified as “available-for-sale” are reported for financial reporting purposes at fair value with net changes in the market value from period to period included as a separate component of stockholders’ equity net of income taxes. At September 30, 2011, the Company’s securities available-for-sale had an amortized cost of $174.1 million and fair value of $170.8 million. The changes in fair value in the available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the fair value of securities available-for-sale do not affect the loans-to-one borrower limit.

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

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit-impaired securities where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant.

The Company recorded impairment charges on securities of $1.5 million during fiscal 2011 compared to $3.6 million in fiscal 2010. During the fiscal year ended September 30, 2011, $1.1 million of impairment charges were recorded on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. The Company also recorded $135,000 of impairment charges on a single-issuer trust preferred security. The impairment charges were a result of the financial institution issuer being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. During the fiscal year ended September 30, 2010, $3.5 million of impairment charges were recorded on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. For the fiscal year ended September 30, 2011, the Company recognized in earnings impairment charges of $204,000 and in other comprehensive income non-credit impairment charges of $17,000 relating to one private label mortgage-backed security. The impairment charges resulted from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral of the bond. For the fiscal year ended September 30, 2010, the Company recognized in earnings impairment charges of $57,000 and in other comprehensive income non-credit impairment charges of $294,000 relating to one private label mortgage-backed security. The impairment charges resulted from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral of the bond. Based on the factors concerning the issuer, management of the Company deemed the impairment on this security to be other-than-temporary. During the fiscal year ended September 30, 2011, the Company recognized in earnings impairment charges of $87,000 on one investment in common stock of a local financial institution resulting from the duration and extent to which the market value has been less than the cost and the performance of the financial institution over the past two years. There were no impairment charges taken on these securities for the fiscal year ended September 30, 2010.

At September 30, 2011, the Bank’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) municipal obligations; (iv) mortgage-backed securities and collateralized mortgage obligations; (v) certificates of deposit; (vi) investment grade corporate bonds; and (vii) equity securities and mutual funds. The Board of Directors may authorize additional investments.

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

Investment and Mortgage-Backed Securities Portfolio

The following tables set forth the composition, amortized cost, and fair value of the Bank’s investment and mortgage-backed securities at the dates indicated.

Investment Securities

	At September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency	$39,228	$39,794	$49,442	$50,278	$50,999	$51,999
Municipal obligations	30,086	31,828	27,838	29,550	22,708	23,464
Corporate obligations	3,985	3,215	7,980	7,606	14,563	14,174
Equity securities in financial institutions	2,468	1,501	2,685	1,778	3,144	2,502
Other equity securities	1,000	944	1,000	932	1,000	796
Mutual funds	2,697	2,737	8,716	9,214	9,605	9,900
FreddieMac preferred stock	-	-	-	-	-	91
Trust preferred securities	14,405	7,950	16,695	10,940	21,394	13,527

Total	$93,869	$87,969	$114,356	$110,298	$123,413	$116,453

Held-to-maturity:
U.S. government and agency	$17,533	$17,615	$20,064	$20,220	$15,106	$15,198
Municipal obligations	10,896	11,256	16,514	17,055	19,387	19,965
Corporate obligations	-	-	-	-	1,718	1,738

Total	$28,429	$28,871	$36,578	$37,275	$36,211	$36,901

At September 30, 2011, the Company did not hold any non-U.S. Government and U.S. Government agency or corporation securities that exceeded ten percent of stockholders’ equity.

Mortgage-Backed Securities

	At September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollar amounts in thousands)
Available-for-sale:
GNMA	$9,816	$10,424	$12,009	$12,538	$6,138	$6,472
FNMA	39,616	41,144	15,017	15,680	14,024	14,464
FHLMC	11,148	11,520	10,998	11,385	6,816	7,135
GNMA Remic	4,645	4,793	8,254	8,417	3,905	4,047
FNMA Remic	2,693	2,703	2,770	2,787	4,449	4,456
FHLMC Remic	4,842	4,923	4,308	4,451	7,607	7,706
FHLB Remic	-	-	-	-	1,230	1,253
Collateralized mortgage obligations	2,487	2,309	3,483	3,370	4,647	4,129
Small Business Administration	4,953	5,005	5,754	5,774	-	-

Total	$80,200	$82,821	$62,593	$64,402	$48,816	$49,662

Held-to-maturity:
GNMA	$569	$631	$894	$966	$2,102	$2,212
FNMA	4,731	4,882	3,995	4,211	5,289	5,488
FHLMC	3,407	3,456	2,042	2,108	4,713	4,798
GNMA Remic	16,058	16,429	10,794	11,031	4,984	4,890
FNMA Remic	3,877	3,877	4,417	4,403	2,578	2,579
FHLMC Remic	21,272	21,793	12,650	12,815	11,356	11,369
Collateralized mortgage obligations	2,080	2,097	3,457	3,224	5,215	4,500

Total	$51,994	$53,165	$38,249	$38,758	$36,237	$35,836

The following tables set forth the amortized cost of each category of investment securities of the Bank at September 30, 2011, which mature during each of the periods indicated, and the weighted average yield for each range at maturities. The yields on the tax-exempt investments have been adjusted to their pre-tax equivalents, assuming a 34% tax rate.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency	$4,097	1.47%	$25,134	1.91%	$5,999	1.70%	$3,998	2.99%	$39,228	1.94%
Municipal obligations	389	1.45	3,652	3.12	15,507	4.18	10,538	4.55	30,086	4.14
Corporate obligations	497	1.93	1,493	5.38	-	-	1,995	1.56	3,985	3.04
Equity securities in financial institutions	2,468	4.45	-	-	-	-	-	-	2,468	4.46
Other equity securities	1,000	4.00	-	-	-	-	-	-	1,000	4.00
Mutual funds[1]	2,697	3.89	-	-	-	-	-	-	2,697	3.89
Trust preferred securities	11	2.35	-	-	-	-	14,394	2.01	14,405	2.01

Total	$11,159	2.96%	$30,279	2.22%	$21,506	3.49%	$30,925	2.97%	$93,869	2.85%

Held-to-maturity:
U.S. government and agency	$2,033	1.90%	$5,000	2.07%	$3,000	3.25%	$7,500	1.75%	$17,533	2.11%
Municipal obligations	-	-	-	-	5,103	4.37	5,793	4.66	10,896	4.53

Total	$2,033	1.90%	$5,000	2.07%	$8,103	3.96%	$13,293	3.02%	$28,429	3.04%

(1)	Consists of investments in the Access Capital Fund and the CRA Qualified Investment Fund.

Information regarding the contractual maturities and weighted average yield of the Bank’s mortgage-backed securities portfolio at September 30, 2011 is presented below.

	Amounts at September 30, 2011 Which Mature In
	One Year or Less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total
	(Dollar amounts in thousands)
Available-for-sale:
GNMA	$-	$-	$224	$9,592	$9,816
FNMA	-	406	3,570	35,640	39,616
FHLMC	-	227	1,951	8,970	11,148
GNMA Remic	-	-	-	4,645	4,645
FNMA Remic	-	-	-	2,693	2,693
FHLMC Remic	-	-	1,410	3,432	4,842
Collateralized mortgage obligations	-	-	-	2,487	2,487
Small Business Administration	-	1,827	-	3,126	4,953

Total	$-	$2,460	$7,155	$70,585	$80,200

Weighted average yield	-%	2.14%	3.33%	3.08%	3.07%

Held-to-maturity:
GNMA	$-	$-	$-	$569	$569
FNMA	-	524	1,977	2,230	4,731
FHLMC	-	614	-	2,793	3,407
GNMA Remic	-	-	-	16,058	16,058
FNMA Remic	-	-	18	3,859	3,877
FHLMC Remic	-	-	2,468	18,804	21,272
Collateralized mortgage obligations	-	-	843	1,237	2,080

Total	$-	$1,138	$5,306	$45,550	$51,994

Weighted average yield	-%	3.83%	3.05%	2.15%	2.28%

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

Deposits. The Bank’s current deposit products include savings accounts, demand deposit accounts, NOW accounts, money market deposit accounts, and certificates of deposit. Terms on interest-bearing deposit accounts range from three months to ten years. Included among these deposit products are Individual Retirement Account (“IRA”) certificates.

The Bank’s deposits are obtained primarily from residents of Allegheny and Butler Counties. The principal methods used by the Bank to attract deposit accounts include the offering of a wide variety of services and accounts, competitive interest rates, on-line account opening, and convenient office locations and service hours. Also, during fiscal 2008, the Bank joined the Certificate of Deposit Account Registry Service (“CDARS”). This service enables the Bank to provide customers with access to up to $50 million in FDIC insurance on CD investments. If a customer places a deposit using the CDARS service the deposit is divided into amounts under $250,000 and spread out among other banks that use CDARS making the full amount eligible for FDIC insurance. It is a deposit-gathering tool that the Bank is using to build more profitable relationships without having to pledge collateral. As of September 30, 2011 the Bank had $2.0 million of CDARS deposits.

The following table shows the distribution of, and certain other information relating to the Bank’s deposits by type as for the periods indicated.

	Year Ended September 30,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollar amounts in thousands)
Checking accounts:
Non-interest-bearing	$52,511	-%	$48,669	-%	$40,629	-%
Interest-bearing	55,574	0.06	50,064	0.14	45,783	0.29
Savings accounts	68,714	0.21	63,101	0.40	58,089	0.89
Money market accounts	93,967	0.36	102,223	0.69	97,186	1.58
Certificate accounts	174,520	2.22	181,889	2.43	187,306	3.03

Total	$445,286	0.99%	$445,946	1.22%	$428,993	1.83%

In recent years, the Bank has been required by market conditions to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates than fixed-rate, fixed-term certificates that were historically the Bank’s primary source of deposits. As a result of consumer preference for shorter term, market-rate sensitive accounts, the Bank has, like most financial institutions, experienced a significant shift in deposits towards relatively short-term, market-rate accounts. In recent years, the Bank has been successful in attracting retirement accounts which have provided the Bank with a relatively stable source of funds. As of September 30, 2011, the Bank’s total retirement funds were $46.8 million or 10.5% of its total deposits.

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

Certificates of Deposits. Maturities of certificates of deposit of $100,000 or more that were outstanding as of September 30, 2011 are summarized as follows:

Maturity	Amount
(Dollar amounts in thousands)
3 months or less	$4,821
Over 3 months through 6 months	6,968
Over 6 months through 12 months	11,361
Over 12 months	20,982

Total	$44,132

Borrowings. The Bank is eligible to obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank, securities owned by the Bank and held in safekeeping by the FHLB, and certain of its residential mortgages, provided certain standards related to credit worthiness have been met. As of October 2, 2009, specific collateral is required to be pledged for borrowings with the FHLB of Pittsburgh. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts, to expand lending, and to aid the effort of members to establish better asset and liability management through the extension of maturities of liabilities. At September 30, 2011, the Bank had $80.0 million of long-term advances outstanding. Original maturities of long-term debt range from four to ten years.

The Bank also, from time to time, enters into sales of securities under agreements to repurchase (“repurchase agreements”). Such repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities in the statement of financial condition. At September 30, 2011, the Bank had $76.4 million in repurchase agreements outstanding, including $11.4 million in retail repurchase agreements and $65.0 million in wholesale structured repurchase agreements.

The Bank has five separate repurchase agreements with PNC Bank, N.A. (“PNC”) and Citigroup Global Markets, Inc. (“CGMI”). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations, municipal obligations, and mortgage-backed securities which continue to be carried as assets of the Bank and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Four of the agreements provide an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. The counterparty has the option of terminating the five repurchase agreements at the conversion date and quarterly thereafter. The Bank also has one fixed rate agreement that does not convert. The counterparty may terminate this agreement at the end of six months. The counterparty may also terminate any of the repurchase agreements upon certain events of default including the Bank’s failure to maintain well-capitalized status. Upon termination, the Bank would be required to repurchase the securities. At September 30, 2011, the Bank had $35.0 million outstanding with PNC and $30.0 million outstanding with CGMI. At September 30, 2011, the Bank had $20.0 million in structured repurchase agreements scheduled to mature in 2012, $30.0 million scheduled to mature in 2013 and $15.0 million scheduled to mature in 2014.

At September 30, 2011, the Company had outstanding subordinated debt in the amount of $7.7 million. The debentures were issued on September 20, 2007 and initially bore an interest rate of 7.05% per annum through December 15, 2007. The rate adjusts quarterly thereafter to three-month LIBOR plus a margin of 136 basis points. The debentures mature on December 15, 2037 and are callable in whole or in part at par on or after December 15, 2012. The Company has the right to defer payments of interest on the debentures for up to five years. During any period of deferral, however, the Company will be prohibited from paying dividends on any class of its capital stock. The debt was issued to a Delaware statutory business trust, FB Capital Statutory Trust III, established by the Company for this purpose. The trust purchased the debentures using funds from the sale of trust preferred securities on substantially the same terms as the subordinated debt. During the second quarter of fiscal 2008, the Company entered into an interest rate swap to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount (see Note 18 “Derivative Instruments”).

The following table sets forth certain information regarding the short-term borrowings (due within one year or less) of the Bank at the dates or for the periods indicated.

	At or for the Year Ended September 30,
	2011	2010	2009
	(Dollar amounts in thousands)
Retail repurchase agreements:
Average balance outstanding	$10,115	$9,746	$9,979
Maximum amount outstanding at any month-end during the period	$13,700	$13,393	$13,023
Weighted average interest rate during the period	0.18%	0.45%	0.94%
Balance outstanding at end of period	$11,373	$13,342	$11,244
Weighted average interest rate at end of period	0.13%	0.25%	0.50%
Federal funds purchased:
Average balance outstanding	$-	$-	$236
Maximum amount outstanding at any month-end during the period	$-	$-	$2,000
Weighted average interest rate during the period	-%	-%	0.60%
Balance outstanding at end of period	$-	$-	$-
Weighted average interest rate at end of period	-%	-%	-%
Treasury, tax, and loan borrowings:
Average balance outstanding	$223	$184	$271
Maximum amount outstanding at any month-end during the period	$537	$420	$1,016
Weighted average interest rate during the period	-%	-%	0.11%
Balance outstanding at end of period	$302	$130	$104
Weighted average interest rate at end of period	-%	-%	-%
FHLB Repoplus Advances:
Average balance outstanding	$-	$-	$12
Maximum amount outstanding at any month-end during the period	$-	$-	$40,000
Weighted average interest rate during the period	-%	-%	0.54%
Balance outstanding at end of period	$-	$-	$-
Weighted average interest rate at end of period	-%	-%	-%
FHLB Revolving Line of Credit:
Average balance outstanding	$-	$-	$6,076
Maximum amount outstanding at any month-end during the period	$-	$-	$43,605
Weighted average interest rate during the period	-%	-%	0.84%
Balance outstanding at end of period	$-	$-	$-
Weighted average interest rate at end of period	-%	-%	-%
Total average short-term borrowings	$10,338	$9,930	$16,574
Average interest rate of total short-term borrowings	0.13%	0.25%	0.50%

Employees

At September 30, 2011, the Company had 132 full-time and 23 part-time employees. None of these employees are represented by a collective bargaining agreement, and the Company believes that it enjoys good relations with its personnel.

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

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

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

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, each of Messrs. Richard G. Spencer, Anthony F. Rocco and Michael A. Mooney and Ms. Sandra L. Lee and Ms. Lisa L. Griffith, the Registrant’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) executed a waiver (the “Waiver”) voluntarily waiving any claim against the Treasury or the Registrant for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008 and acknowledging that the regulation may require modification of the compensation, bonus, incentive, and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) (collectively, “Benefit Plans”) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into a letter agreement (the “Letter Agreement”) with the Company amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the Treasury owns any debt or equity securities of the Company acquired pursuant to the Purchase Agreement or the Warrant, as necessary to comply with Section 111(b) of the EESA.

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

Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid by the Bank only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

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

The Reserve Bank approved the Company’s request to pay approximately $87,500 in dividends on its outstanding Series B Preferred Stock, held by the U.S. Department of Treasury payable November 15, 2011 and the payment of net interest in the amount of $101,859 on its issue of trust preferred securities that were payable December 15, 2011.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012. Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”). The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the Transaction Account Guarantee Program or its extension.

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

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%. For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

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

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles. Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance. Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points. An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0068 % of insured deposits on an annualized basis in fiscal year 2011. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At September 30, 2011, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of September 30, 2011.

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

As a member, it is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to 4.60% of its outstanding advances from the FHLB, if any, plus 0.35% of its membership asset value. At September 30, 2011, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2011, the Bank met its reserve requirements.

Loans-to-One Borrower. Under Pennsylvania and federal law, Pennsylvania savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities, and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans-to-one borrower of up to 25% of capital and surplus in certain circumstances. As of September 30, 2011, the Bank’s loans-to-one borrower limitations were $8.2 million and $13.7 million, pursuant to the 15% and 25% limits, respectively, and it was in compliance with such limitations.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

At September 30, 2011, the Bank conducted its business from its main office in Pittsburgh, Pennsylvania and twelve full-service branch offices located in Allegheny and Butler counties. The following table sets forth certain information with respect to the offices of the Bank as of September 30, 2011.

Location	County	Lease Expiration Date including
Address		Lease to Own Options
Main Office
1009 Perry Highway	Allegheny	Own
Pittsburgh, PA 15237

Branch Offices:
3300 Brighton Road	Allegheny	Own
Pittsburgh, PA 15212

251 South Main Street	Butler	Own
Zelienople, PA 16063

312 Beverly Road	Allegheny	Lease 7/31/13
Pittsburgh, PA 15216

4719 Liberty Avenue	Allegheny	Own
Pittsburgh, PA 15224

728 Washington Road	Allegheny	Own
Pittsburgh, PA 15228

2034 Penn Avenue	Allegheny	Own
Pittsburgh, PA 15222

683 Lincoln Avenue	Allegheny	Own
Bellevue, PA 15202

100 Broadway Street	Allegheny	Own
Carnegie, PA 15106

1729 Lowrie Street	Allegheny	Own
Pittsburgh, PA 15212

1339 Freedom Road	Butler	Own
Cranberry Township, PA 16066

5000 Centre Avenue	Allegheny	Own
Pittsburgh, PA 15232

617 Duncan Avenue	Allegheny	Lease 01/26/31[1]
Pittsburgh, PA 15237

Administrative Offices:
Loan Center	Allegheny	Lease 09/30/17
1014 Perry Highway
Pittsburgh, PA 15237

Operations Center	Allegheny	Own
1015 Perry Highway
Pittsburgh, PA 15237

[1]	The Bank owns the building but leases the land for this branch office.

Item 3. Legal Proceedings.

The Company is not involved in any legal proceedings other than legal proceedings occurring in the ordinary course of business, of which none are expected to have a material adverse effect on the Company. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Bank.

Item 4. [Removed and Reserved]

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

	Stock Price		Cash
Quarter Ended:	High	Low	Dividends
September 30, 2011	$11.97	$8.85	$0.02
June 30, 2011	12.00	8.07	0.02
March 31, 2011	9.61	5.61	0.02
December 31, 2010	6.78	5.60	0.02
September 30, 2010	6.25	4.97	0.02
June 30, 2010	9.11	4.90	0.02
March 31, 2010	5.26	4.72	0.02
December 31, 2009	4.46	6.55	0.02

As of September 30, 2011 Fidelity Bancorp, Inc. had 3,063,125 shares of stock outstanding and approximately 1,200 stockholders, including beneficial owners whose stock is held in nominee name.

(b)	Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2011.

(c)	Issuer Purchases of Equity Securities.

Not applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company reported net income of $1.5 million and net income available to common stockholders of $1.1 million or $0.37 per diluted common share compared to net income of $678,000 and net income available to common stockholders of $268,000 or $0.09 per diluted common share for fiscal 2010. The $857,000 increase in earnings for fiscal 2011 primarily reflects a decrease in the provision for loan losses of $400,000 and a decrease of $2.1 million in other-than-temporary impairment (“OTTI”) charges on certain investment securities, partially offset by a decrease in gains on sales of investment securities of $309,000, an increase in operating expenses of $346,000, and an increase in the provision for income taxes of $721,000.

Return on average equity was 3.06% and 1.41% for fiscal years 2011 and 2010, respectively. Return on average assets was 0.22% and 0.09% for fiscal 2011 and 2010, respectively. The ratio of other expenses to average assets for fiscal 2011 was 2.21% compared to 2.06% in fiscal 2010.

Total assets of the Company were $666.9 million at September 30, 2011, compared to $696.7 million at September 30, 2010. Decreases were noted in cash and cash equivalents, securities available for sale, FHLB stock, loans receivable, and other assets, partially offset by increases in securities held-to-maturity, and foreclosed real estate.

The operating results of the Company depend primarily upon its net interest income, which is the difference between the yield earned on its interest earning assets and the rates paid on its interest bearing liabilities (interest-rate spread) and also the relative amounts of its interest earning assets and interest bearing liabilities. For the fiscal year ended September 30, 2011, the tax-equivalent interest-rate spread increased to 2.15%, as compared to 2.07% in fiscal 2010. The ratio of average interest earning assets to average interest bearing liabilities increased to 112.84% in fiscal 2011, from 110.74% in fiscal 2010. The increase in the spread for fiscal 2011 is attributed to the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The Company’s operating results are also affected to varying degrees by, among other things, service charges and fees, gains and losses on sales of securities and loans, impairment charges on securities, provision for loan losses, other operating income, operating expenses, and income taxes.

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

Securities. Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual securities below their amortized cost that are other-than-temporary result in writedowns of the individual securities to their estimated fair value. For a discussion on the determination of an other-than-temporary decline, please refer to Note 1 of the consolidated financial statements. The Company recognized other-than-temporary writedowns of $1.5 million and $3.6 million in fiscal 2011 and 2010, respectively.

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

The Company did not record any unrecognized tax benefits as of September 30, 2011 and 2010. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2011 and 2010, the Company recognized neither interest nor penalties. The Company has not recorded an accrual for the payment of interest and penalties at September 30, 2011 and 2010.

Liquidity and Capital Resources

The Company has no operating business other than that of the Bank. The Company’s principal liquidity needs are for the payment of dividends and the payment of interest on its outstanding subordinated debt. The Company’s principal sources of liquidity are earnings on its investment securities portfolio and dividends received from the Bank. As a liquidity measure, the Company reduced its quarterly cash dividend from $0.14 per share at March 31, 2009 to $0.07 per share at June 30, 2009 and to $0.02 per share at September 30, 2009, where it currently remains. The Bank is subject to various regulatory restrictions on the payment of dividends. Furthermore, on November 17, 2009, the Company made informal commitments to the Federal Reserve Bank of Cleveland (“Reserve Bank”). The Company has agreed that, without the prior written approval of the Reserve Bank it will not declare or pay any dividends on outstanding shares and, also without prior written approval, that neither the Company nor its nonbank subsidiary will make any distributions of interest, principal or other sums on outstanding trust preferred securities. In addition, without the prior written approval of the Reserve Bank, the Company will not redeem or repurchase any shares of its stock and neither the Company nor any nonbank subsidiary will incur or guarantee any debt.

The Reserve Bank approved the Company’s request to pay approximately $87,500 in dividends on its outstanding series of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, held by the U.S. Department of Treasury payable November 15, 2011 and the payment of interest in the amount of $101,859 on its issue of trust preferred securities that was payable December 15, 2011.

The Bank’s primary sources of funds have historically consisted of deposits, amortization and prepayments of outstanding loans and mortgage-backed securities, borrowings from the FHLB of Pittsburgh, and other sources, including repurchase agreements and sales of investments. During fiscal 2011, the Bank used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, repay structured repurchase agreements at maturity, fund existing and continuing loan commitments, and to maintain its liquidity. At September 30, 2011 the total of approved loan commitments amounted to $15.4 million and the Company had $8.8 million of undisbursed loan funds. Unfunded commitments under lines and letters of credit amounted to $80.9 million at September 30, 2011. The amount of savings certificates which are scheduled to mature in the twelve-month period ended September 30, 2011 is $85.5 million. Management believes that, by evaluation of competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Company.

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

Capital

At September 30, 2011, the Company had capital in excess of all applicable regulatory capital requirements. At September 30, 2011, the ratio of the Company’s Tier 1 capital to average assets was 7.82%. The Company’s ratio of Tier 1 capital to risk-weighted assets was 12.92% and its ratio of total capital to risk-weighted assets was 14.18%.

The Bank currently exceeds all regulatory capital requirements, having a leverage ratio of Tier 1 capital to total average assets of 7.59%, a ratio of Tier 1 capital to risk-weighted assets of 12.24%, and a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of 13.49% at September 30, 2011.

Financial Condition

The Company’s assets were $666.9 million at September 30, 2011, a decrease of $29.8 million or 4.3% from assets at September 30, 2010. Decreases were noted in cash and cash equivalents, securities available for sale, FHLB stock, loans receivable, and other assets, partially offset by increases in securities held-to-maturity, and foreclosed real estate. The Company’s asset size decreased in fiscal 2011 after decreasing in fiscal 2010 and remaining relatively flat in fiscal 2009. These results reflect the Company’s decision to manage growth to increase capital ratios in light of the current regulatory, economic, and interest rate environment. While this deleveraging strategy has resulted in a reduction in asset size, some amount of leverage remains.

Loan Portfolio

Net loans receivable decreased $26.8 million or 7.2% to $346.3 million at September 30, 2011 from $373.1 million at September 30, 2010. Loans originated totaled $108.0 million in fiscal 2011, including amounts disbursed under lines of credit, versus $86.7 million in fiscal 2010. Mortgage loans originated amounted to $68.5 million, including $15.4 million originated for sale, compared to $58.6 million, including $31.1 million originated for sale, in fiscal 2011 and 2010, respectively. The Bank did not purchase any mortgage loans in fiscal 2011 or fiscal 2010. The increase in the level of mortgage loan originations in fiscal 2011 primarily reflects an increase in customer refinancing as compared to fiscal 2010 as rates remained at historically low levels. The origination of adjustable rate mortgages (ARM’s) increased to $29.9 million in fiscal 2011 from $19.7 million in fiscal 2010. During fiscal 2011, the Bank continued to emphasize ARM’s, since they would perform better in a rising rate environment. Due to the low interest rate environment during fiscal 2011, for asset/liability purposes, the Bank continued to sell a portion of the fixed rate, single-family mortgage loans that were originated, rather than retaining them in the Bank’s portfolio. Gains of $300,000 were realized on these sales in fiscal 2011. Principal repayments on outstanding mortgage loans increased to $73.5 million in fiscal 2011 as compared to $65.3 million in fiscal 2010. The combination of the above factors resulted in an overall decrease in mortgage loans receivable to $232.4 million at September 30, 2011 from $252.7 million at September 30, 2010.

Other loan originations, including installment loans, commercial business loans, and disbursements under lines of credit totaled $39.5 million in fiscal 2011 versus $28.1 million in fiscal 2010. During fiscal 2011, the Bank continued to emphasize other loans, particularly home equity loans, home equity lines of credit, and commercial business loans, since they generally have shorter terms than mortgage loans and would reduce the Bank’s exposure in a rising rate environment. The increase in originations was due to the state of the economy and interest rates. While the recession ended in June 2009, the economic recovery has been slow and rates remain at historically low levels. Installment loan originations and consumer lines of credit disbursements were $13.8 million in fiscal 2011 compared to $9.8 million in fiscal 2010. Commercial business loan originations and business line of credit disbursements were $25.8 million in fiscal 2011 compared to $18.3 million in fiscal 2010. Principal repayments on other loans were $46.9 million in fiscal 2011 compared to $31.0 million in 2010. The net result of the above factors caused the balance of installment loans to decrease to $69.2 million at September 30, 2011, as compared to $75.8 million at September 30, 2010. Commercial business loans and leases were $59.5 million at September 30, 2011 versus $60.2 million at September 30, 2010.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate at the dates indicated. The table does not include $5.5 million and $1.4 million in loans at September 30, 2011 and 2010, respectively, that were more than 90 days past maturity but were otherwise performing in accordance with their terms. These loans represent commercial real estate loans, commercial business loans, and commercial business lines of credit, which were outstanding past their contractual maturity dates. In each case, such loans were otherwise current in accordance with their terms and the Company does not consider them nonperforming.

	September 30,
	2011	2010
	(Dollar amounts in thousands)
Non-accrual residential real estate loans (one-to-four family)	$1,764	$1,939
Non-accrual construction, multi-family residential and commercial real estate loans	4,398	7,151
Non-accrual installment loans	726	1,212
Non-accrual commercial business and lease loans	9	70

Total non-performing loans	$6,897	$10,372

Total non-performing loans as a percent of net loans receivable	1.99%	2.78%

Total foreclosed real estate, net of related reserves	$3,125	$398

Total non-performing loans and foreclosed real estate as a percent of total assets	1.50%	1.55%

Nonperforming loans decreased to $6.9 million (1.99% of net loans receivable) at September 30, 2011 compared to $10.4 million (2.78% of net loans receivable) at September 30, 2010. The decrease in non-performing loans during fiscal 2011 as compared to fiscal 2010 is primarily attributed to a $2.1 million commercial real estate loan and a $225,000 installment loan that were transferred to foreclosed real estate during fiscal 2011.

At September 30, 2011, non-accrual loans consisted of seventeen 1-4 family residential real estate loans totaling $1.8 million, two commercial real estate loans totaling $4.4 million, eighteen installment loans totaling $726,000, and one commercial business loan totaling $9,000. Management has evaluated these loans and believes that the allowance for loan losses at September 30, 2011 is adequate. The allowance for loan losses was $5.8 million at September 30, 2011 and September 30, 2010. The balance at September 30, 2011, at 1.7% of net loans receivable, and 83.6% of non-performing loans, is considered reasonable by management.

Foreclosed real estate at September 30, 2011 consists of four single-family residential properties, one land development property, and four non-farm non-residential property, all of which are located in the Bank’s market area. Management believes that the carrying values of the properties at September 30, 2011 approximate their fair values less estimated costs to sell. However, while management uses the best information available to make such determinations, future adjustments may become necessary.

Cash and Cash Equivalents

Cash and cash equivalents decreased $4.5 million, or 15.3%, to $24.9 million at September 30, 2011 from $29.3 million at September 30, 2010. The decrease in cash and cash equivalents reflects a decrease in cash of $1.4 million and a decrease in interest-bearing deposits in other banks of $3.1 million. The net decrease in cash and cash equivalents is a result of the Company repaying $30.0 million in wholesale repurchase agreements that matured during the current year, partially offset by an increase in cash flows from loan repayments and increased deposits.

Securities Available-for-Sale

Securities available-for-sale decreased $3.9 million or 2.2% to $170.8 million at September 30, 2011 from $174.7 million at September 30, 2010. These securities may be held for indefinite periods of time and are generally used as part of the Bank’s asset/liability management strategy. These securities may be sold in response to changes in interest rates, prepayment rates, or to meet liquidity needs. These securities consist of mortgage-backed securities, collateralized mortgage obligations, U.S. Government and Agency securities, municipal obligations, mutual funds, corporate obligations, trust preferred securities, and other equity securities. During fiscal 2011, the Company purchased $69.1 million of these securities and sold $33.7 million. Sales of these securities in fiscal 2011 resulted in a net pretax gain of $809,000.

Securities Held-to-Maturity

Securities held-to-maturity increased $5.6 million or 7.5% to $80.4 million at September 30, 2011, compared to $74.8 million at September 30, 2010. These investments are comprised of mortgage-backed securities, collateralized mortgage obligations, U.S. Government and Agency securities, and municipal securities. During fiscal 2011, the Bank purchased $51.9 million of these securities.

Other Assets

Other assets decreased $1.8 million or 34.4% to $3.4 million at September 30, 2011, compared to $5.3 million at September 30, 2010. The decrease in other assets is primarily due to the decrease in prepaid FDIC insurance premiums. In December 2009, the FDIC required all insured depository institutions to prepay their federal deposit insurance assessment through 2012. The prepayment was based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming a 5% annual growth in deposits and a three basis point increase in the assessment rate during years 2011 and 2012.

Deposits

Deposits increased $1.7 million during fiscal 2011 to $446.1 million at September 30, 2011 compared to $444.4 million at September 30, 2010. Deposit growth was generated in checking accounts and savings accounts, partially offset by decreases in money market accounts and time deposits. The increase reflects management’s ongoing efforts to attract and retain deposits.

Securities Sold Under Agreements To Repurchase

Securities sold under agreements to repurchase represents retail agreements and wholesale structured borrowings. Securities sold under agreement to repurchase decreased $32.0 million or 29.5% to $76.4 million at September 30, 2011, from $108.3 million at September 30, 2010. The decrease is the result of a decrease in both wholesale structured repurchase agreements and retail agreements. During fiscal 2011 and 2010 the Company had $11.4 million and $13.3 million of retail agreements outstanding, respectively. During fiscal 2011 and 2010 the Company had $65.0 million and $95.0 million of wholesale structured borrowings outstanding, respectively. The Company repaid $30.0 million in wholesale borrowings that matured during fiscal 2011.

Short-Term Borrowings

Short-term borrowings currently include treasury, tax, and loan notes. These borrowings increased $172,000 to $302,000 at September 30, 2011, from $130,000 at September 30, 2010. The Bank did not have any other short-term borrowings outstanding as of September 30, 2011.

Long-Term Debt

Long-term debt represents FHLB advances including fixed-rate advances and “Convertible Select” advances. Long-term debt decreased $401,000 or .5% to $80.0 million at September 30, 2011, from $80.4 million at September 30, 2010. The decrease was a result of the Company repaying a $400,000 Federal Home Loan Bank advance that matured during the current year.

Subordinated Debt

Subordinated debt represents debt issued by the Company to FB Capital Statutory Trust III in conjunction with the issuance of trust preferred securities by the Trust. The debt is unsecured and ranks subordinated and junior in right of payment to all indebtedness, liabilities, and obligations of the Company. The debt is due concurrently with the trust preferred securities. Subordinated debt was $7.7 million at September 30, 2011 and 2010.

Stockholders’ Equity

Stockholders’ equity increased $905,000 or 1.8% to $50.5 million at September 30, 2011 compared to $49.6 million at September 30, 2010. This result reflects net income of $1.5 million; stock options exercised of $1,000; stock issued under the Dividend Reinvestment Plan of $16,000; stock-based compensation expense of $37,000; and a contribution of treasury stock to the Employee Stock Ownership Plan of $250,000. Offsetting these increases were common and preferred stock cash dividends paid of $595,000 and an increase in the accumulated other comprehensive loss of $339,000, which is a result of changes in the net unrealized losses on the available-for-sale securities, changes in non-credit losses on available-for-sale and held-to-maturity securities, and by the unrealized loss recognized on the cash flow hedge as discussed in Note 18, “Derivative Instrument”. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless earlier redeemed, at the rate of 9% thereafter. Until the third anniversary of the issuance of the Series B Preferred Stock or its earlier redemption or transfer by the Treasury Department to an unaffiliated holder, the Company may not increase the dividend on the common stock or repurchase any shares of common stock. Approximately $3.4 million of the balances in retained earnings as of September 30, 2011 and 2010 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Certain Ratios

	Year Ended September 30,
	2011	2010	2009
Return on average assets	0.22%	0.09%	(0.23%)
Return on average equity	3.06%	1.41%	(3.65%)
Average equity to average assets ratio	7.34%	6.72%	6.43%
Dividend payout ratio	21.62%	90.91%	(56.06%)
Book value per common share	$14.24	$14.03	$13.25

Results of Operations

Comparison of Fiscal Years Ended September 30, 2011 and 2010

The Company recorded net income of $1.5 million and net income available to common stockholders of $1.1 million or $0.37 per diluted common share for the year ended September 30, 2011 compared to net income of $678,000 and net income available to common stockholders of $268,000 or $0.09 per diluted common share for fiscal 2010. The $857,000 increase in earnings for fiscal 2011 primarily reflects a decrease in the provision for loan losses of $400,000 and a decrease of $2.1 million in other-than-temporary impairment (“OTTI”) charges on certain investment securities, partially offset by a decrease in gains on sales of investment securities of $309,000, an increase in operating expenses of $346,000, and in increase in the provision for income taxes of $721,000. The net income available to common stockholders and diluted earnings per common share also reflects $410,000 in preferred stock dividends and discount accretion during the fiscal period ended September 30, 2011 and 2010.

Average Balance Sheet and Analysis of Net Interest Income

The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars, rates, and the net interest margin. The average balance of loans receivable includes non-accrual loans. Average balances are based on month-end balances. The Company does not believe that the use of month-end balances has a material impact on the information presented. Interest income on tax-exempt investments has been adjusted for federal income tax purposes using an assumed rate of 34%.

	Year Ended September 30,
	2011			2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollar amounts in thousands)
Interest-earning assets:
Mortgage loans	$232,719	$13,013	5.59%	$260,441	$14,681	5.64%	$314,223	$18,278	5.82%
Installment loans	70,927	3,744	5.28	79,766	4,434	5.56	89,683	5,339	5.95
Commercial business and lease loans	53,373	2,586	4.85	57,576	2,840	4.93	52,550	2,642	5.03
Mortgage-backed securities	118,996	3,323	2.79	98,358	3,079	3.13	89,012	3,842	4.32
Investment securities and FHLB stock:
Taxable	106,208	2,506	2.36	119,976	3,044	2.54	99,616	4,012	4.03
Tax-exempt(1)	36,057	2,136	5.93	41,480	2,520	6.08	39,357	2,538	6.45
Interest-earning deposits	30,253	77	0.25	24,289	53	0.22	18,990	28	0.15

Total interest-earning assets	648,533	27,385	4.22	681,886	30,651	4.50	703,431	36,679	5.21

Non-interest-earning assets	34,374			36,438			32,003

Total assets	$682,907			$718,324			$735,434

Interest-bearing liabilities:
Deposits	$392,775	$4,418	1.12%	$397,277	$5,516	1.39%	$388,364	$8,419	2.17%
Short-term borrowings	2,375	5	0.21	2,437	6	0.23	21,108	124	0.59
Securities sold under agreement to repurchase	91,835	4,355	4.74	106,083	5,061	4.77	105,717	5,109	4.83
Long-term debt	80,031	2,708	3.38	102,221	3,993	3.91	118,671	4,909	4.14
Subordinated debt	7,732	408	5.28	7,732	409	5.28	7,732	411	5.31

Total interest-bearing liabilities	574,748	11,894	2.07	615,750	14,985	2.43	641,592	18,972	2.96

Non-interest bearing liabilities	58,031			54,326			46,517

Total liabilities	632,779			670,076			688,109
Stockholders’ equity	50,128			48,248			47,325

Total liabilities and stockholders’ equity	$682,907			$718,324			$735,434

Net interest income		$15,491			$15,666			$17,707

Interest rate spread(2)			2.15%			2.07%			2.25%

Net interest margin(3)			2.39%			2.30%			2.52%

Ratio of average interest-earning assets to average interest-bearing liabilities			112.84%			110.74%			109.64%

(1)

Interest income on tax-exempt investment securities was $1.5 million, $1.7 million and $1.8 million and the yields were 4.05%, 4.18%, and 4.46%, prior to adjusting for federal income tax for the years ended September 30, 2011, 2010, and 2009, respectively.

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

	Year Ended September 30, 2011 vs. 2010			Year Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
(Dollar amounts in thousands)
Interest income on interest-earning assets:
Mortgage loans	$(1,562)	$(107)	$(1,669)	$(3,128)	$(469)	$(3,597)
Mortgage-backed securities	647	(403)	244	405	(1,168)	(763)
Installment loans	(467)	(222)	(689)	(532)	(373)	(905)
Commercial business loans and leases	(207)	(47)	(254)	253	(55)	198
Investment securities and other investments	(628)	(269)	(897)	612	(1,573)	(961)

Total interest-earning assets	(2,217)	(1,048)	(3,265)	(2,390)	(3,638)	(6,028)

Interest expense on interest-bearing liabilities:
Deposits	(64)	(1,034)	(1,098)	184	(3,087)	(2,903)
Borrowed funds	(1,502)	(490)	(1,992)	(1,455)	373	(1,082)
Subordinated debt	—	(1)	(1)	—	(2)	(2)

Total interest-bearing liabilities	(1,566)	(1,525)	(3,091)	(1,271)	(2,716)	(3,987)

Net change in net interest income	$(651)	$477	$(174)	$(1,119)	$(922)	$(2,041)

Interest Income on Loans

Interest income on loans decreased by $2.6 million or 11.9% to $19.3 million in fiscal 2011 from $22.0 million in fiscal 2010. The decrease reflects both a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. The average size of the loan portfolio decreased from an average balance of $397.8 million in fiscal 2010 to $357.0 million in fiscal 2011. The average yield decreased by 10 basis points from 5.52% in fiscal 2010 to 5.42% in fiscal 2011. The average loan balance decreased primarily due to principal repayments that were higher than loan originations for the current year. Also, due to the continued low interest rate environment, for asset/liability purposes, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans that it originates.

Interest Income on Mortgage-Backed Securities

Interest income on mortgage-backed securities increased by $244,000 or 7.9% to $3.3 million in fiscal 2011 from $3.1 million in fiscal 2010. The increase reflects an increase in the average balance of mortgage-backed securities held partially offset by a decrease in the yield earned on these securities. The average balance of mortgage-backed securities held, including mortgage-backed securities available-for-sale, increased from $98.4 million in fiscal 2010 to $119.0 million in fiscal 2011. The average yield decreased by 34 basis points from 3.13% in fiscal 2010 to 2.79% in fiscal 2011. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities. A rising rate environment generally causes a reduced level of loan repayments and a corresponding decrease in premium/discount amortization rates. Rising rates generally decrease the market value of the securities.

Interest Income on Investments

Interest income on investments (including those available-for-sale), which includes interest earning deposits with other institutions and FHLB stock, decreased by $785,000 or 16.2% to $4.0 million in fiscal 2011, from $4.8 million in fiscal 2010. The decrease reflects both a decrease in the average balance of such investments and a decrease in the average tax-equivalent yield earned on these investments. The average balance of these investments decreased from $185.7 million in fiscal 2010 to $172.5 million in fiscal 2011. The average tax-equivalent yield decreased by 29 basis points from 3.02% in fiscal 2010 to 2.74% in fiscal 2011. The lower average balance was primarily attributed to a shift in a portion of the investment portfolio from investment securities to mortgage backed securities whose payment characteristics allow for better reinvestment opportunities in a rising rate environment. The decrease in tax-equivalent yield is a result of the current lower interest rate environment.

Interest Expense on Deposits

Interest on deposits decreased $1.1 million or 19.9% to $4.4 million in fiscal 2011 from $5.5 million in fiscal 2010. The decrease reflects both a decrease in the average balance of interest-bearing deposits and a decrease in the average rate paid on deposits. The average balance of interest-bearing deposits decreased from $397.3 million in fiscal 2010 to $392.8 million in fiscal 2011. The average yield decreased by 27 basis points from 1.39% in fiscal 2010 to 1.12% in fiscal 2011. The increase reflects management’s ongoing efforts to attract and retain deposits. The Company manages its cost of interest bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and hence subsequently adjusting rates accordingly.

Interest Expense on Securities Sold Under Agreement to Repurchase

Interest expense on securities sold under agreement to repurchase (including retail and structured borrowings) decreased $706,000 or 14.0% to $4.4 million in fiscal 2011 from $5.1 million in fiscal 2010. The decrease reflects a decrease in the average securities sold under agreement to repurchase as well as a slight decrease in the cost of these funds. The average balance of securities sold under agreement to repurchase decreased from $106.1 million in fiscal 2010 to $91.8 million in fiscal 2011. The average yield decreased by 3 basis points from 4.77% in fiscal 2010 to 4.74% in fiscal 2011.

Interest Expense on Short-Term Borrowings

Interest expense on short-term borrowings was $5,000 in fiscal 2011 compared to $6,000 in fiscal 2010. The average balance of short-term borrowings was relatively unchanged at approximately $2.4 million in fiscal 2011 and fiscal 2010. The average cost decreased slightly from 0.23% in fiscal 2010 to 0.21% in fiscal 2011.

Interest Expense on Long-Term Debt

Interest expense on long-term debt (including FHLB fixed rate advances, and “Convertible Select” advances) decreased $1.3 million or 32.2% to $2.7 million in fiscal 2011, compared to $4.0 million in fiscal 2010. The decrease reflects both a decrease in the average balance of long-term debt and a decrease in the cost of these borrowings. The average balance of long-term debt decreased from $102.2 million in fiscal 2010 to $80.0 million in fiscal 2011. The average yield decreased by 53 basis points from 3.91% in fiscal 2010 to 3.38% in fiscal 2011. The decrease in average balance was attributed to the Company using its excess cash to pay off $38.1 million in Federal Home Loan Bank advances that matured during fiscal 2010, with the majority of the maturities in the latter part of the fiscal year. Approximately $400,000 in advances matured and paid off during fiscal 2011. As a result, average balances were higher in fiscal 2010 as compared to fiscal 2011.

Interest Expense on Subordinated Debt

Interest on subordinated debt was relatively unchanged at $408,000 in fiscal 2011 compared to $409,000 in fiscal 2010. The average balance and cost of these floating-rate debentures remained unchanged. The average cost was 5.28% in fiscal 2011 and in fiscal 2010. For fiscal 2011 and 2010, interest expense on subordinated debt was net of $279,000 and $276,000, respectively, in interest expense on an interest rate swap contract to hedge its interest rate exposure from the subordinated debt.

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

The provision for loan losses was $1.2 million for the fiscal year ended September 30, 2011. The provision for loan losses was $1.6 million for the fiscal year ended September 30, 2010. The provisions reflect management’s evaluation of the loan portfolio, current economic conditions, and other factors as described above. The allowance was relatively unchanged at $5.8 million at September 30, 2011 and 2010. Loan charge-offs, net of recoveries, were $1.3 million in fiscal 2011 compared to $1.5 million in fiscal 2010. The balance of non-performing loans has decreased to $6.9 million at September 30, 2011 compared to $10.4 million at September 30, 2010. Please refer to discussion of non-performing assets on page 41.

The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses, which may be realized in the future, and that additional provisions for losses will not be required.

Other Income

Excluding OTTI charges recognized in earnings of $1.5 million and $3.6 million for the fiscal years ended September 30, 2011 and 2010, respectively, non-interest or total other income decreased $498,000 or 9.6% to $4.7 million for the year ended September 30, 2011 compared to $5.2 million for the prior year. The decrease is primarily due to a decrease in the realized gains on the sales of securities, a decrease in the gains on sales of loans, and a decrease in deposit service charges and fees, partially offset by an increase in ATM fees, an increase in non-insured investment product income, an increase in earnings on cash surrender value of life insurance and an increase in other operating income.

Included in non-interest income is service fee income on loans and late charges of $658,000, which decreased by $14,000 in fiscal 2011. These fees were $672,000 in fiscal 2010. Fiscal 2011 results include a decrease in late fees collected on mortgage loans and a decrease in loan, partially offset by an increase in miscellaneous fees collected on commercial loans.

The Company recorded net gains on sales of securities of $809,000 in fiscal 2011. The Company recorded net gains on sales of securities of $1.1 million in fiscal 2010. Sales during fiscal 2011 were made from the available-for-sale category. The sales reflected normal efforts to reposition portions of the portfolio at various times during the year to reflect changing economic conditions, changing market conditions, and to carry out asset/liability management strategies.

The Company recognized in earnings impairment charges on securities of $1.5 million during fiscal 2011 compared to $3.6 million in fiscal 2010. During the fiscal year ended September 30, 2011, $1.1 million of impairment charges were recorded on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. The Company also recorded $135,000 of impairment charges on a single-issuer trust preferred security. These impairment charges were a result of the financial institution issuer being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. During the fiscal year ended September 30, 2010, $3.5 million of impairment charges were recorded on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management has deemed the impairment on these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. For the fiscal year ended September 30, 2011, the Company recognized in earnings impairment charges of $204,000 and in other comprehensive income non-credit impairment charges of $17,000 relating to one private label mortgage-backed security. The impairment charges resulted from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. For the fiscal year ended September 30, 2010, the Company recognized in earnings impairment charges of $57,000 and in other comprehensive income non-credit impairment charges of $294,000 relating to one private label mortgage-backed security. The impairment charges resulted from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. Based on the factors concerning the issuer, management of the Company deemed the impairment on this security to be other-than-temporary. During the fiscal year ended September 30, 2011, the Company recognized in earnings impairment charges of $87,000 on one investment in common stock of a local financial institution resulting from the duration and extent to which the market value has been less than cost and the performance of the financial institution over the past two years. There were no impairment charges taken on these equity securities for the fiscal year ended September 30, 2010.

Gain on sale of loans was $300,000 and $472,000 in fiscal years 2011 and 2010, respectively. The Company sells, servicing released, a portion of the fixed-rate, first mortgage residential loans it originates. This strategy allows the Company to offer competitive market rates on loans, while not retaining in its portfolio some loans that may not fit the current asset/liability strategy. In addition, such loans can generally be sold at a profit when a commitment to sell is locked in when the application is taken. The decrease in the gain on sale of loans was due to the Bank selling $15.3 million of loans during fiscal 2011 as compared to $31.1 million in fiscal 2010. Due to the low interest rate environment during fiscal years 2011 and 2010, the Bank decided to sell most of the fixed rate, single-family mortgage loans that were originated.

Deposit service charges and fees were $1.2 million and $1.4 million in fiscal years 2011 and 2010, respectively. The decrease in fiscal 2011 is attributed to a decrease in the net volume of fees collected for returned checks.

Automated teller machine (ATM) fees were $985,000 and $931,000 in fiscal years 2011 and 2010, respectively. The increase in fiscal 2011 is attributed to an increase in the interchange fees earned on debit card transactions, partially offset by a decrease in monthly ATM card fees.

Non-insured investment product income was $218,000 and $167,000 in fiscal years 2011 and 2010, respectively. The increase in fiscal 2011 is primarily attributed to an increase in the commissions earned on the sales of these products due to higher volumes of sales.

Cash surrender value of life insurance income was $255,000 and $235,000 in fiscal years 2011 and 2010, respectively. The increase in fiscal 2011 is primarily attributed to a new life insurance policy that was added during fiscal 2011.

Other Expenses

Other expenses increased $346,000 or 2.3% to $15.1 million in fiscal 2011 compared to $14.8 million in fiscal 2010 primarily due to an increase in compensation and benefits expense, an increase in office occupancy and equipment expense, an increase in depreciation and amortization, an increase in net foreclosed real estate expense, and an increase in other operating expenses, partially offset by a decrease in FDIC deposit insurance premiums, a decrease in advertising expense, and a decrease in professional fees.

Compensation, payroll taxes, and fringe benefits, the largest component of operating expenses, increased $466,000 or 5.7% to $8.7 million in fiscal 2011 compared to $8.2 million in fiscal 2010. Factors contributing to the increase in fiscal 2011 were an increase in commissions and bonus expense, health insurance expense, and retirement fund expense, partially offset by a decrease in stock option expense. The increase in commissions expense is primarily attributable to the Bank putting a larger percentage of its residential loan originations into the portfolio during fiscal 2011 as compared to fiscal 2010 for which the residential loan officers get paid a higher commission as compared to loans sold in the secondary market.

Office occupancy and equipment expense increased $31,000 or 3.0% to $1.1 million in fiscal 2011 compared to $1.0 million in fiscal 2010. The increase in fiscal 2011 reflects an increase in rent expense relating to the land lease of its McCandless Crossing branch location, which opened in November 2010, and an increase in real estate taxes paid on office buildings. Partially offsetting these increases were decreases in office repairs and maintenance and utilities expense.

Depreciation and amortization increased $33,000 or 6.2% to $568,000 in fiscal 2011 compared to $535,000 in fiscal 2010. The increase is primarily attributed to the Company opening its new McCandless Crossing branch location in November 2010.

Advertising expense was $300,000 and $332,000 in fiscal years 2011 and 2010, respectively. The Company strives to market its products and services in a cost effective manner and incorporates a market segmentation strategy in its business plan to effectively manage its advertising dollars.

Professional fees were $438,000 and $499,000 in fiscal years 2011 and 2010, respectively. Professional fees include legal fees, audit fees, and supervisory examination and assessment fees. The decrease in fiscal 2011 is primarily attributed to a $75,000 decrease in legal fees, partially offset by a $16,000 increase in audit fees. The decrease in legal fees is primarily related to the collection efforts on delinquent loans, which declined in fiscal 2011 as compared to fiscal 2010. The increase in audit fees is primarily related to a customary increase in fees paid to its audit firm to audit the financial statements of the Company and to prepare its tax returns.

Service bureau expense amounted to $566,000 and $571,000 for fiscal years ended 2011 and 2010, respectively. While these fees were relatively unchanged from the prior period, the Bank continually strives to expand technology and new products and services.

Federal deposit insurance premiums decreased $186,000 or 15.1% to $1.0 million in fiscal 2011 compared to $1.2 million in fiscal 2010. The decrease in fiscal 2011 is attributed to a slight decrease in the assessment rate and the elimination of the separate assessment imposed on the Bank for its election to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guarantee Program which provided unlimited insurance coverage for non-interest bearing transaction accounts, effective December 31, 2010.

Other operating expenses, which consist primarily of check processing costs, software costs, bank service charges, director’s fees, gains/losses on the sales of foreclosed real estate, foreclosed real estate expense, intangible amortization, and other administrative expenses, amounted to $2.5 million in fiscal 2011 and $2.4 million in fiscal 2010. The increase is primarily attributed to an increase in the net loss on the sales of foreclosed real estate and an increase in foreclosed real estate expense, including $126,000 in write downs.

Income Taxes

Total income tax provision for the year ended September 30, 2011 was $136,000, as compared to a tax benefit of $585,000 for the year ended September 30, 2010. The increase in the tax provision for fiscal 2011 was primarily due to the increase in pre-tax income, which was impacted by the OTTI charges, and partially offset by a decrease in the level of tax-exempt income. The tax benefit for fiscal 2010 was primarily a result of the Company having tax-exempt income that was higher than pre-tax income due to the OTTI charges and increases in the provision for loan losses that were taken. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for fiscal 2011 was $6.2 million and $1.4 million, respectively, compared to $7.2 million and $1.6 million, respectively, for fiscal 2010.

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (“the FRB”); inflation; interest rate, market and monetary fluctuations; the timely development and acceptance of competitive new products and services by the Company and the acceptance of such products and services by customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; laws concerning taxes, banking, securities, and insurance; technological changes; future acquisitions and branch openings; the expense savings and revenue enhancements from acquisitions being less than expected; the growth and profitability of the Company’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee

Fidelity Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Fidelity Bancorp, Inc. (the “Company”) and its subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Bancorp, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s / S.R. Snodgrass, A.C.

Wexford, Pennsylvania

December 15, 2011

Consolidated Statements of Financial Condition

	September 30,
	2011	2010
	(Dollar amounts in thousands, except per share data)
Assets
Cash and due from banks	$7,035	$8,414
Interest bearing demand deposits with other institutions	17,821	20,923

Cash and Cash equivalents	24,856	29,337

Securities available-for-sale	170,790	174,700
Securities held-to-maturity, fair value 2011 $82,036; 2010 $76,033	80,423	74,827
Loans held for sale	1,837	1,970
Loans receivable, net of allowance 2011 $5,763; 2010 $5,821	346,285	373,072
Foreclosed real estate, net	3,125	398
Federal Home Loan Bank stock, at cost	8,173	10,034
Office premises and equipment, net	9,691	9,315
Accrued interest receivable	2,382	2,655
Bank owned life insurance	5,822	5,592
Goodwill	2,653	2,653
Deferred tax assets	7,425	6,853
Other assets	3,453	5,264

Total Assets	$666,915	$696,670

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$56,370	$51,963
Interest bearing	389,732	392,485

Total Deposits	446,102	444,448

Securities sold under agreement to repurchase	76,373	108,342
Short-term borrowings	302	130
Long-term debt	80,000	80,401
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	1,212	1,223
Other liabilities	4,703	4,808

Total Liabilities	616,424	647,084

Stockholders’ Equity

Preferred stock, $0.01 par value per share; liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,863	6,803
Common stock, $0.01 par value per share; 10,000,000 shares authorized; issued 2011 3,673,638 shares; 2010 3,668,436 shares	37	37
Paid-in capital	46,627	46,473
Retained earnings	9,588	8,708
Accumulated other comprehensive loss, net of tax	(2,392)	(2,053)
Treasury stock, at cost 2011 610,513 shares; 2010 619,129 shares	(10,232)	(10,382)

Total Stockholders’ Equity	50,491	49,586

Total Liabilities and Stockholders’ Equity	$666,915	$696,670

See notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended September 30,
	2011	2010
	(Dollar amounts in thousands, except per share data)

Interest Income:
Loans	$19,343	$21,955
Mortgage-backed securities	3,323	3,079
Investment securities-taxable	2,506	3,044
Investment securities-tax-exempt	1,461	1,732
Other	77	53

Total Interest Income	26,710	29,863

Interest Expense:
Deposits	4,418	5,516
Securities sold under agreement to repurchase	4,355	5,061
Short-term borrowings	5	6
Long-term debt	2,708	3,993
Subordinated debt	408	409

Total Interest Expense	11,894	14,985

Net Interest Income	14,816	14,878

Provision for Loan Losses	1,200	1,600

Net Interest Income after Provision for Loan Losses	13,616	13,278

Non-interest Income:
Other-than-temporary impairment losses	(2,714)	(11,283)
Non-credit related losses recognized in other comprehensive income	1,212	7,697

Net impairment losses recognized in earnings	(1,502)	(3,586)

Loan service charges and fees	658	672
Realized gain on sales of securities, net	809	1,118
Gain on sales of loans	300	472
Loss on loan interest rate swaps	(4)	(10)
Deposit service charges and fees	1,226	1,397
ATM fees	985	931
Non-insured investment products	218	167
Earnings on cash surrender value of life insurance	255	235
Other	231	194

Total Non-interest Income	3,176	1,590

Non-interest Expense:
Compensation and benefits	8,656	8,190
Office occupancy and equipment expense	1,067	1,036
Depreciation and amortization	568	535
Advertising	300	332
Professional fees	438	499
Service bureau expense	566	571
Federal deposit insurance premiums	1,043	1,229
Other	2,483	2,383

Total Non-interest Expense	15,121	14,775

See notes to consolidated financial statements.

Consolidated Statements of Income (Continued)

	Years Ended September 30,
	2011	2010
	(Dollar amounts in thousands, except per share data)
Income Before Provision for (Benefit of) Income Taxes	1,671	93
Provision for (Benefit of) Income Taxes	136	(585)

Net Income	1,535	678
Preferred Stock Dividend	(350)	(350)
Accretion of Preferred Stock Discount	(60)	(60)

Net Income Available to Common Stockholders	$1,125	$268

Earnings per Share:
Basic Earnings per Common Share	$0.37	$0.09

Diluted Earnings per Common Share	$0.37	$0.09

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands, except per share data)	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2009	3,664,947	$6,743	$37	$46,390	$8,685	$(4,361)	$(10,382)	$47,112
Comprehensive income (loss):
Net income					678			678
Comprehensive loss on cash flow hedges net of tax						(49)		(49)
Comprehensive gain on investment securities, net of reclassification adjustment, net of tax						5,070		5,070
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of reclassification adjustment, net of tax						(2,713)		(2,713)

Total comprehensive income								2,986

Accretion of preferred stock discount		60			(60)			-
Cumulative dividends on preferred stock					(350)			(350)
Stock-based compensation expense				61				61
Stock options exercised, no tax benefit	1,000			7				7
Cash dividends declared ($0.08 per share)					(245)			(245)
Sale of stock through Dividend Reinvestment Plan	2,489			15				15

Balance at September 30, 2010	3,668,436	$6,803	$37	$46,473	$8,708	$(2,053)	$(10,382)	$49,586

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (Continued)

(Dollar amounts in thousands, except per share data)	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2010	3,668,436	$6,803	$37	$46,473	$8,708	$(2,053)	$(10,382)	$49,586
Comprehensive income (loss):
Net income					1,535			1,535
Comprehensive gain on cash flow hedges, net of tax						159		159
Comprehensive loss on investment securities, net of reclassification adjustment, net of tax						(632)		(632)
Comprehensive gain on securities for which other-than-temporary impairment has been recognized in earnings, net of reclassification adjustment, net of tax						134		134

Total comprehensive income								1,196

Accretion of preferred stock discount		60			(60)			-
Cumulative dividends on preferred stock					(350)			(350)
Stock-based compensation expense				37				37
Stock options exercised, no tax benefit	200			1				1
Restricted stock issued	2,969
Cash dividends declared ($0.08 per share)					(245)			(245)
Shares issued through Dividend Reinvestment Plan	2,033			16				16
Contribution of stock to Employee Stock Ownership Plan (ESOP) (8,616 shares)				100			150	250

Balance at September 30, 2011	3,673,638	$6,863	$37	$46,627	$9,588	$(2,392)	$(10,232)	$50,491

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2011	2010
	(Dollar amounts in thousands)
Cash Flows from Operating Activities:
Net income	$1,535	$678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	1,600
Provision for depreciation and amortization	568	535
Deferred loan fee amortization	(129)	(29)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	951	974
Deferred income tax provision	(398)	(836)
Realized gains on sales of securities, net	(809)	(1,118)
Impairment losses on securities	1,502	3,586
Loans originated for sale	(15,273)	(31,112)
Sales of loans held for sale	15,706	30,308
Net gains on sales of loans	(300)	(472)
Earnings on cash surrender value of life insurance policies	(255)	(235)
Decrease in interest receivable	273	245
Decrease in interest payable	(194)	(226)
(Increase) decrease in accrued taxes	(209)	1,186
Noncash compensation expense related to stock benefit plans	37	61
Changes in other assets	2,073	(4,358)
Changes in other liabilities	578	(183)

Net Cash Provided by Operating Activities	6,856	604

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	33,685	16,708
Proceeds from maturities and principal repayments of securities available-for-sale	37,156	58,887
Purchases of securities available-for-sale	(69,056)	(82,638)
Proceeds from maturities and principal repayments of securities held-to-maturity	46,180	47,185
Purchases of securities held-to-maturity	(51,897)	(50,783)
Net decrease in loans	22,481	34,570
Proceeds from sales of foreclosed real estate	330	276
Purchases of office premises and equipment	(944)	(1,380)
Redemptions of Federal Home Loan Bank (FHLB) stock	1,861	-
Purchases of bank owned life insurance	-	(500)

Net Cash Provided by Investing Activities	19,796	22,325

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)

	Years Ended September 30,
	2011	2010
	(Dollar amounts in thousands)
Cash Flows from Financing Activities:
Net increase in deposits	$1,654	$568
Net (decrease) increase in retail securities sold under agreement to repurchase	(1,969)	2,098
Net decrease in wholesale securities sold under agreement to repurchase	(30,000)	-
Net increase in short-term borrowings	172	26
Decrease in advance payments by borrowers for taxes and insurance	(11)	(51)
Repayments of long-term debt	(401)	(38,140)
Cash dividends paid	(595)	(595)
Stock options exercised	1	7
Proceeds from sale of stock through Dividend Reinvestment Plan	16	15

Net Cash Used in Financing Activities	(31,133)	(36,072)

Net Decrease in Cash and Cash Equivalents	(4,481)	(13,143)

Cash and Cash Equivalents - Beginning	29,337	42,480

Cash and Cash Equivalents - Ending	$24,856	$29,337

Supplementary Cash Flow Information
Interest paid on deposits and other borrowings	$12,087	$15,211

Income taxes paid	$745	$175

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$3,235	$574

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

Securities

The Company classifies securities as either: (1) Securities Held-to-Maturity - debt securities that the Company has the positive intent and ability to hold to maturity and which are reported at cost, adjusted for amortization of premium and accretion of discount on a level yield basis; (2) Trading Securities - debt and equity securities bought and held principally for the purpose of selling them in the near term and which are reported at fair value, with unrealized gains and losses included in the current period earnings; or (3) Securities Available-for-Sale - debt and equity securities not classified as either securities held-to-maturity or trading securities and which are reported at fair value, with unrealized gains and losses, net of taxes, included as a separate component of accumulated other comprehensive income. Management determines the appropriate classification of debt securities at the time of purchase.

Other-Than-Temporary Impairments (“OTTI”)

Periodically, all available-for-sale and held-to-maturity securities are evaluated for other-than-temporary impairment. A debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

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

Allowance for Loan Losses

Management establishes the allowance for loan losses based upon its evaluation of the pertinent factors underlying the types and quality of loans in the portfolio. Commercial loans and commercial real estate loans are reviewed on a regular basis with a focus on larger loans along with loans which have experienced past payment or financial deficiencies. Larger commercial loans and commercial real estate loans which are 90 days or more past due are selected for impairment testing. These loans are analyzed to determine if they are “impaired”, which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. All loans that are delinquent 90 days and are placed on nonaccrual status are classified on an individual basis. Residential loans 90 days past due, which are still accruing interest are classified as substandard. The remaining loans are evaluated and classified as groups of loans with similar risk characteristics.

The Company allocates allowances based on the factors described below. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) the commercial loan portfolio; (ii) the commercial real estate portfolio; (iii) the consumer loan portfolio; (iv) the residential portfolio. Factors considered in this process included general loan terms, collateral and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are then added to the historical loss percentages to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed:

•	Levels of and trends in delinquencies and nonaccruals

•	Trends in volume and terms

•	Changes in lending policies and procedures

•	Economic trends

•	Concentrations of credit

The Company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and other pertinent factors such as regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted quarterly, during which loans may be charged off upon reaching various stages of delinquency and depending upon the loan type.

Loan Charge-off Policies

Consumer loans are generally fully or partially charged down to the fair value of collateral securing the asset when the loan is 180 days past due for open-end loans or 120 days past due for closed-end loans unless the loan is well secured and in the process of collection. All other loans are generally charged down to the net realizable value when the loan is 90 days past due.

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

Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the assets are carried at the lower of cost or fair value minus estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

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

Goodwill and Intangible Assets

The Company accounts for “Goodwill and Other Intangible Assets” for purchased intangible assets and goodwill which is no longer amortized, but tested for impairment on an annual basis. Other acquired intangible assets with finite lives, such as purchased customer accounts, are amortized over their estimated lives. Other intangible assets are amortized using an accelerated method over estimated weighted average useful lives of ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. As of September 30, 2011 the Company concluded that no impairment charges needed to be recorded.

There were no changes in the carrying amount of goodwill for the years ended September 30, 2011 and 2010. Goodwill amounted to $2.7 million at September 30, 2011 and September 30, 2010.

Amortizable intangible assets were composed of the following:

		September 30,
		2011	2010
	Gross Carrying Amount	Accumulated Amortization
	(Dollar amounts in thousands)

Amortizable intangible assets, acquisition of deposit accounts	$325	$319	$309

Aggregate amortization expense:
For the year ended September 30, 2011	$10
Estimated amortization expense:
For the year ended September 30, 2012	$5
For the year ended September 30, 2013	1

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended September 30, 2011 and 2010, the Company recognized neither interest nor penalties. The Company has not recorded an accrual for the payment of interest and penalties at September 30, 2011 and 2010. With limited exception, the Company’s federal and state income tax returns for taxable years through 2007 have been closed for purposes of examination by the federal and state taxing jurisdictions.

Treasury Stock

The acquisition of treasury stock is recorded under the cost method. At the date of subsequent reissue, the treasury stock is reduced by the cost of such stock by the last in first out method.

Advertising

The Company follows the policy of accruing advertising costs on a monthly basis, based on its annual budget.

Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended September 30,
	2011	2010
(Dollar amounts in thousands, except per share data)
Basic earnings per share:
Net income available to common stockholders	$1,125	$268
Weighted average shares outstanding	3,054,293	3,041,531
Earnings per share	$0.37	$0.09
Diluted earnings per share:
Net income available to common stockholders	$1,125	$268
Weighted average shares outstanding	3,054,293	3,041,531
Dilutive effect of common stock equivalents	11,910	-

Total diluted weighted average shares outstanding	3,066,203	3,041,531

Earnings per share	$0.37	$0.09

Options to purchase 286,319 shares of common stock at prices ranging from $11.06 to $22.91 per share and 121,387 warrants at a price of $8.65 were outstanding during 2011, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly options to purchase 353,196 shares of common stock at prices ranging from $6.23 to $22.91 per share, 5,962 shares of restricted stock at prices ranging from $7.00 to $13.06 per share, and 121,387 warrants at a price of $8.65 were outstanding during 2010, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

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

	2011	2010
	(Dollar amounts in thousands)
Net Income	$1,535	$678
Comprehensive gain (loss) on cash flow hedges net of tax of $81 in 2011 and ($25) in 2010	159	(49)
Comprehensive gain (loss) on investment securities, net of tax of ($80) in 2011 and $3,012 in 2010	(155)	5,846
Reclassification adjustment on investment securities, net of tax of ($245) in 2011 and ($399) in 2010	(477)	(776)
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of ($412) in 2011 and ($2,617) in 2010	(800)	(5,080)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $481 in 2011 and $1,219 in 2010	934	2,367

Total comprehensive income	$1,196	$2,986

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded on the Consolidated Statement of Financial Condition when they become payable by the borrower to the Company.

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

Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain average reserve balances, in the form of cash and balances with the Federal Reserve Bank based upon deposit composition. Based on its deposit classifications in fiscal 2011 and fiscal 2010, the Bank’s average reserve requirement at September 30, 2011 and 2010 was $434,000 and $433,000, respectively.

Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in FHLB stock that varies with the level of advances outstanding with the FHLB. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment when necessary. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

The FHLB has incurred losses in the past two years and has suspended the payment of dividends. The losses are primarily attributable to impairment of investment securities associated with the extreme economic conditions in place over the last two years. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing. Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to exchange hands at the $100 par value.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

New Accounting Standards

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of this ASU did not have a material effect on the Company’s results of operations or financial position. The Company has presented the necessary disclosures in Note (3) herein.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has presented the necessary disclosures in Note (3) herein.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80). The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

Note 2 - Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollar amounts in thousands)

Securities Available-for-Sale:
U.S. government and agency obligations	$39,228	$574	$8	$39,794
Municipal obligations	30,086	1,745	3	31,828
Corporate obligations	3,985	75	845	3,215
Equity securities in financial institutions	2,468	46	1,013	1,501
Other equity securities	1,000	-	56	944
Mutual funds	2,697	51	11	2,737
Trust preferred securities	14,405	39	6,494	7,950
Mortgage-backed securities:
Agency	65,533	2,560	-	68,093
Collateralized mortgage obligations:
Agency	12,180	247	8	12,419
Private label	2,487	26	204	2,309

	$174,069	$5,363	$8,642	$170,790

Securities Held-to-Maturity:
U.S. government and agency obligations	$17,533	$95	$13	$17,615
Municipal obligations	10,896	360	-	11,256
Mortgage-backed securities:
Agency	8,708	311	49	8,970
Collateralized mortgage obligations:
Agency	41,206	904	12	42,098
Private label	2,080	36	19	2,097

	$80,423	$1,706	$93	$82,036

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollar amounts in thousands)
Securities Available-for-Sale:
U.S. government and agency obligations	$49,442	$836	$-	$50,278
Municipal obligations	27,838	1,742	30	29,550
Corporate obligations	7,980	193	567	7,606
Equity securities in financial institutions	2,685	5	912	1,778
Other equity securities	1,000	-	68	932
Mutual funds	8,716	501	3	9,214
Trust preferred securities	16,695	29	5,784	10,940
Mortgage-backed securities:
Agency	43,778	1,602	3	45,377
Collateralized mortgage obligations:
Agency	15,332	329	6	15,655
Private label	3,483	17	130	3,370

	$176,949	$5,254	$7,503	$174,700

Securities Held-to-Maturity:
U.S. government and agency obligations	$20,064	$161	$5	$20,220
Municipal obligations	16,514	554	13	17,055
Mortgage-backed securities:
Agency	6,931	353	-	7,284
Collateralized mortgage obligations:
Agency	27,861	410	21	28,250
Private label	3,457	36	269	3,224

	$74,827	$1,514	$308	$76,033

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollar amounts in thousands)
Due in one year or less	$4,994	$5,026	$2,033	$2,059
Due after one year through five years	32,739	33,530	6,138	6,197
Due after five years through ten years	28,661	29,841	13,410	13,715
Due after ten years	101,510	97,211	58,842	60,065

	$167,904	$165,608	$80,423	$82,036

At September 30, 2011 investments with an amortized cost of $45.5 million and fair values of $47.0 million were pledged to secure short-term and long-term borrowings with the Federal Home Loan Bank and the Federal Reserve Bank.

The proceeds from the sale of securities for the year ended September 30, 2011 was $33.7 million. Gross gains of $809,000 and gross losses of $0 were realized on sales of securities in fiscal 2011. The proceeds from the sale of securities for the year ended September 30, 2010 were $16.7 million. Gross gains of $1.1 million and gross losses of $23,000 were realized on sales of securities in fiscal 2010.

The Company recognized other-than-temporary impairment losses on securities of $1.5 million and $3.6 million for the fiscal periods ended September 30, 2011 and 2010, respectively. The impairment charges for the fiscal period ended September 30, 2011 relate to six pooled trust preferred securities, a single issuer trust preferred security, a private label mortgage-backed security, and common stock of a local financial institution. The impairment charges for the fiscal period ended September 30, 2010 relate to six pooled trust preferred securities and one private label mortgage-backed security.

At September 30, 2011, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely-than-not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for greater than twelve months.

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses

As of September 30, 2011:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	1	$2,081	$8	-	$-	$-	1	$2,081	$8
Municipal obligations	1	509	3	-	-	-	1	509	3
Corporate obligations	-	-	-	2	1,150	845	2	1,150	845
Equity securities in financial institutions	1	264	12	5	1,145	1,001	6	1,409	1,013
Other equity securities	-	-	-	1	944	56	1	944	56
Mutual funds	1	1,388	11	-	-	-	1	1,388	11
Trust preferred securities	3	774	223	10	6,835	6,271	13	7,609	6,494
Collateralized mortgage obligations:
Agency	2	3,929	8	-	-	-	2	3,929	8
Private-label	-	-	-	2	1,318	204	2	1,318	204

Total temporarily impaired available-for-sale securities	9	8,945	265	20	11,392	8,377	29	20,337	8,642

Held-to-maturity:
U.S. government and agency obligations	1	$1,987	$13	-	$-	$-	1	$1,987	$13
Mortgage-backed securities:
Agency	2	2,045	49	-	-	-	2	2,045	49
Collateralized mortgage obligations:
Agency	3	3,835	8	1	789	4	4	4,624	12
Private-label	-	-	-	2	496	19	2	496	19

Total temporarily impaired held-to-maturity securities	6	7,867	70	3	1,285	23	9	9,152	93

Total temporarily impaired securities	15	$16,812	$335	23	$12,677	$8,400	38	$29,489	$8,735

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses

As of September 30, 2010:
(Dollar amounts in thousands)
Available-for-sale:
Municipal obligations	1	$998	$7	1	$478	$23	2	$1,476	$30
Corporate obligations	-	-	-	2	1,428	567	2	1,428	567
Equity securities in financial institutions	-	-	-	6	1,367	912	6	1,367	912
Other equity securities	-	-	-	1	932	68	1	932	68
Mutual funds	1	1,332	3	-	-	-	1	1,332	3
Trust preferred securities	-	-	-	15	9,322	5,784	15	9,322	5,784
Mortgage-backed securities:
Agency	1	161	3	-	-	-	1	161	3
Collateralized mortgage obligations:
Agency	-	-	-	1	647	6	1	647	6
Private-label	-	-	-	3	2,663	130	3	2,663	130

Total temporarily impaired available-for-sale securities	3	2,491	13	29	16,837	7,490	32	19,328	7,503

Held-to-maturity:
U.S. government and agency obligations	1	$2,995	$5	-	$-	$-	1	$2,995	$5
Municipal obligations	-	-	-	1	607	13	1	607	13
Collateralized mortgage obligations:
Agency	1	1,653	1	1	1,295	20	2	2,948	21
Private-label	-	-	-	4	1,773	269	4	1,773	269

Total temporarily impaired held-to-maturity securities	2	4,648	6	6	3,675	302	8	8,323	308

Total temporarily impaired securities	5	$7,139	$19	35	$20,512	$7,792	40	$27,651	$7,811

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumulated Other Comprehensive Income (AOCI) for available-for-sale securities, while such losses related to held-to-maturity securities are not recorded, as these investments are carried at their amortized cost.

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

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of September 30, 2011.

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at September 30, 2011 were thirteen different trust preferred offerings with an aggregate fair value of $7.6 million, which had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $6.5 million at September 30, 2011. Due to dislocations in the credit markets broadly and the lack of trading and new issuances in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on pooled trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust-preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the industry standard modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the fiscal period ended September 30, 2011, the Company recognized in earnings impairment charges of $1.1 million on six investments in pooled trust preferred securities and $135,000 on a single issuer trust preferred security. The impairment charges on the pooled trust preferred securities resulted from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment of these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. The impairment charges on the single issuer trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. During the fiscal period ended September 30, 2010, the Company recognized in earnings impairment charges of $3.5 million on six investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Management of the Company has deemed the impairment of these six trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled security. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities in Financial Institutions

At September 30, 2011 the Company had $1.0 million of unrealized losses on equity securities in financial institutions. These securities represent investments in common equity offerings of six financial institutions with an aggregate fair value of $1.4 million. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. During the fiscal period ended September 30, 2011, the Company recognized in earnings impairment charges of $87,000 on one investment in common stock of a local financial institution resulting from the duration and extent to which the market value has been less than the cost and the performance of the financial institution over the past two years. There were no impairment charges taken on these securities for the fiscal period ended September 30, 2010. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, the Company does not consider these remaining assets to be other-than-temporarily impaired at September 30, 2011. However, continued price declines could result in a writedown of one or more of these equity investments.

Corporate Obligations

Included in corporate obligations in an unrealized loss position at September 30, 2011 were two different securities with an aggregate fair value of $1.2 million. The unrealized loss on these securities amounted to $845,000 at September 30, 2011. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well-capitalized as of September 30, 2011 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency. Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011. There were no impairment charges taken on these securities for the fiscal periods ended September 30, 2011 and 2010.

Private-Label Collateralized Mortgage Obligations

Included in private-label collateralized mortgage obligations in an unrealized loss position at September 30, 2011 were four different securities with an aggregate fair value of $1.8 million. The unrealized loss on these securities amounted to $223,000 at September 30, 2011. A significant amount of the unrealized losses at September 30, 2011 represents one private label mortgage-backed security. For the fiscal periods ended September 30, 2011 and 2010 the Company recognized $204,000 and $57,000, respectively, of credit impairment losses relating to this security. The impairment losses were a result of a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. Based on management’s analysis of the remaining securities, management determined that the price declines are strictly market and spread related and management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following is a rollforward for the fiscal period ended September 30, 2011 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(Dollar amounts in thousands)
Credit component of OTTI as of October 1, 2010	$3,586
Additions for credit-related OTTI charges on previously unimpaired securities	135
Additions for credit-related OTTI charges on previously impaired securities	1,280

Credit component of OTTI as of September 30, 2011	$5,001

Note 3 - Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of September 30, 2011 and 2010 (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
September 30, 2011
Residential loans	$1,666	$116,802	$118,468
Commercial real estate loans
Non owner-occupied	9,487	51,153	60,640
All other commercial real estate	7,176	15,005	22,181
Construction loans
Residential construction loans	-	7,236	7,236
Commercial construction loans	1,515	13,356	14,871
Home equity loans	213	66,474	66,687
Consumer loans	-	2,510	2,510
Commercial business and lease loans	1,858	57,597	59,455

Total	$21,915	$330,133	$352,048

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
September 30, 2010
Residential loans	$93	$127,182	$127,275
Commercial real estate loans
Non owner-occupied	7,069	61,867	68,936
All other commercial real estate	9,924	16,732	26,656
Construction loans
Residential construction loans	-	1,762	1,762
Commercial construction loans	-	18,260	18,260
Home equity loans	-	72,008	72,008
Consumer loans	-	3,786	3,786
Commercial business and lease loans	1,060	59,150	60,210

Total	$18,146	$360,747	$378,893

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011 and 2010 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2011
Residential loans	$-	$-	$1,666	$1,666	$1,666
Commercial real estate loans
Non owner-occupied	7,742	993	1,745	9,487	10,181
All other commercial real estate	4,746	910	2,430	7,176	7,278
Commercial construction loans	-	-	1,515	1,515	1,515
Home equity loans	-	-	213	213	213
Commercial business and lease loans	1,344	601	514	1,858	1,858

Total impaired loans	$13,832	$2,504	$8,083	$21,915	$22,711

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2010
Residential loans	$-	$-	$93	$93	$93
Commercial real estate loans
Non owner-occupied	3,017	542	4,052	7,069	7,351
All other commercial real estate	5,741	812	4,183	9,924	10,253
Commercial business and lease loans	723	188	337	1,060	1,060

Total impaired loans	$9,481	$1,542	$8,665	$18,146	$18,757

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

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Twelve Months Ended September 30, 2011			Twelve Months Ended September 30, 2010
	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis
Residential loans	$705	$73	$19	$56	$-	$-
Commercial real estate loans
Non owner-occupied	8,038	141	218	7,227	33	269
All other commercial real estate	8,519	12	504	8,201	172	168
Commercial construction loans	631	49	13	33	-	-
Home equity loans	66	10	2	-	-	-
Commercial business and lease loans	1,440	39	101	1,770	14	83

Total impaired loans	$19,399	$324	$857	$17,287	$219	$520

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of September 30, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2011
Commercial real estate loans
Non owner-occupied	$48,237	$6,221	$6,182	$-	$60,640
All other commercial real estate	14,142	-	8,039	-	22,181
Construction loans
Residential construction loans	7,236	-	-	-	7,236
Commercial construction loans	13,356	-	1,515	-	14,871
Commercial business and lease loans	57,251	458	1,736	10	59,455

Total	$140,222	$6,679	$17,472	$10	$164,383

The following table presents (in thousands) the classes of the loan portfolio for which loan performance is the primary credit quality indicator.

	Residential Loans	Home Equity Loans	Consumer Loans	Total
September 30, 2011
Performing loans	$116,704	$65,961	$2,510	$185,175
Non-performing loans	1,764	726	-	2,490

Total	$118,468	$66,687	$2,510	$187,665

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011 (in thousands):

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days+ Past Due	Total Past Due	Non-Accrual	Total Loans
Residential loans	$112,633	$3,088	$983	$-	$4,071	$1,764	$118,468
Commercial real estate loans
Non owner-occupied	52,146	1,041	749	2,306	4,096	4,398	60,640
All other commercial real estate	19,387	2,220	574	-	2,794	-	22,181
Construction loans
Residential construction loans	7,236	-	-	-	-	-	7,236
Commercial construction loans	13,231	-	-	1,640	1,640	-	14,871
Home equity loans	64,904	197	315	545	1,057	726	66,687
Consumer loans	2,450	52	4	4	60	-	2,510
Commercial business and lease loans	55,900	2,048	447	1,051	3,546	9	59,455

Total	$327,887	$8,646	$3,072	$5,546	$17,264	$6,897	$352,048

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011. Activity in the allowance is presented for the twelve months ended September 30, 2011 (in thousands):

	Residential Loans	Commercial Real Estate Loans	Installment Loans	Commercial Business and Lease Loans	Unallocated	Total
ALLL balance at September 30, 2010	$236	$3,300	$371	$1,914	$-	$5,821
Charge-offs	(30)	(714)	(142)	(428)	-	(1,314)
Recoveries	-	-	15	41	-	56
Provision	189	318	152	420	121	1,200

ALLL balance at September 30, 2011	$395	$2,904	$396	$1,947	$121	$5,763

Individually evaluated for impairment	$-	$1,903	$-	$601	$-	$2,504

Collectively evaluated for impairment	$395	$1,001	$396	$1,346	$121	$3,259

The following is a summary of the changes in the allowance for loan losses:

	Years Ended September 30,
	2011	2010
	(Dollar amounts in thousands)

Balance, beginning	$5,821	$5,702
Charge-offs	(1,314)	(1,555)
Recoveries	56	74
Provision	1,200	1,600

Balance, ending	$5,763	$5,821

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

At September 30, 2011 loans with a carrying amount of $113.9 million were pledged to secure short-term and long-term borrowings with the Federal Home Loan Bank.

Commitments to originate loans at September 30, 2011 were approximately as follows:

	Rate	Amount
	(Dollar amounts in thousands)
First mortgage loans:
Fixed rate	3.250% to 5.500%	$2,776
Adjustable rate	3.250% to 5.250%	10,822
Other loans:
Fixed rate	4.240% to 12.625%	211
Adjustable rate	3.250% to 10.250%	1,566

		$15,375

The Bank conducts its business through thirteen offices located in the greater Pittsburgh metropolitan area. At September 30, 2011 and 2010, the majority of the Bank’s loan portfolio was secured by properties located in this region. The Bank does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

In the normal course of business, loans are extended to directors, executive officers, and their associates. A summary of loan activity for those directors, executive officers, and their associates with loan balances in excess of $60,000 for the year ended September 30, 2011, is as follows:

2010	Additions	Amounts Collected	2011
(Dollar amounts in thousands)

$2,792	$1,029	$1,370	$2,451

The Company’s loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. At September 30, 2011 the Company had two home equity loans totaling $98,000 that are “TDRs” and are classified as nonperforming. All other “TDRs” are making payments in accordance with the new loan agreements. There are no commitments to lend additional funds to these borrowers. At September 30, 2010 the Company did not have any “TDRs” that were classified as nonperforming.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment of class of loan, as applicable, through a charge-off to the allowance. Segment and class status is determined by the loan’s classification at origination. As of September 30, 2011 a specific reserve of $143,000 has been established against two commercial real estate loans. Also, as of September 30, 2011 the Company charged-off $123,000 for one commercial real estate loan that had a modified loan value which was less than its recorded investment. At September 30, 2010 a specific reserve of $144,000 had been established against one commercial real estate loan modified in a troubled debt restructuring.

Loan modifications that are considered “TDRs” completed during the years ending September 30, 2011 and 2010 were as follows:

	2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollar amounts in thousands)
Residential loans	6	$1,671	$1,671
Commercial real estate loans
Non owner-occupied	2	3,533	3,410
All other commercial real estate	-	-	-
Commercial construction loans	1	1,641	1,641
Home equity loans	5	215	215

Total	14	$7,060	$6,937

2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollar amounts in thousands)
Residential loans	-	$-	$-
Commercial real estate loans
Non owner-occupied	-	-	-
All other commercial real estate	1	2,965	2,965
Commercial construction loans	-	-	-
Home equity loans	-	-	-

Total	1	$2,965	$2,965

As of September 30, 2011 and 2010, none of the loan modifications classified as TDRs subsequently defaulted.

Note 4 - Office Premises and Equipment

Office premises and equipment are summarized as follows:

	September 30,
	2011	2010
	(Dollar amounts in thousands)

Land	$2,081	$2,081
Office buildings	9,795	8,856
Construction in process	46	331
Furniture, fixtures, and equipment	2,050	2,165
Leasehold improvements	308	333

	14,280	13,766

Accumulated depreciation and amortization	(4,589)	(4,451)

	$9,691	$9,315

Depreciation expense was $568,000 and $535,000 for the years ended September 30, 2011, and 2010, respectively.

At September 30, 2011 the Bank had operating leases with respect to two branch offices and the Bank’s Loan Center, which expire on various dates through fiscal 2031. Lease expense amounted to $243,000 and $211,000 in fiscal years 2011 and 2010, respectively. Minimum annual lease commitments are approximately as follows (dollar amounts in thousands):

2012	$285
2013	288
2014	258
2015	258
2016	266
Thereafter	3,172

$4,527

Note 5 - Deposits

Deposit balances are summarized as follows:

		September 30,
	Weighted Average Rates	2011	2010
		(Dollar amounts in thousands)
Demand deposits	Noninterest bearing	$56,370	$51,963
Savings deposits:
NOW accounts	0.09% in 2011 and 0.14% in 2010	58,539	52,599
Savings	0.17% in 2011 and 0.25% in 2010	70,572	66,250
Money market deposit accounts	0.28% in 2011 and 0.43% in 2010	90,877	96,399

		276,358	267,211

Time deposits:
Fixed rate	Less than 1.00%	62,717	36,042
	1.00% to 2.99%	43,722	72,651
	3.00% to 4.99%	62,655	67,803
	5.00% to 6.99%	650	741

		169,744	177,237

		$446,102	$444,448

The weighted average interest rate for all deposits was .95% and 1.10% at September 30, 2011 and 2010, respectively. Time deposits with balances of $100,000 or more totaled $44,132,000 and $43,916,000 at September 30, 2011 and 2010, respectively.

At September 30, 2011, held-to-maturity investment securities with an amortized cost of $2.0 million were pledged as required to secure deposits of public funds.

The maturities of time deposits at September 30, 2011 are summarized as follows (dollar amounts in thousands):

2012	$85,465
2013	47,192
2014	17,027
2015	11,129
2016	4,894
Thereafter	4,037

$169,744

Interest expense by deposit category is as follows:

	Years Ended September 30,
	2011	2010
	(Dollar amounts in thousands)
NOW accounts	$70	$143
Savings	147	255
Money market deposit accounts	335	705
Time deposits	3,866	4,413

	$4,418	$5,516

Note 6 - Borrowings

Included in short-term borrowings are treasury, tax and loan balances of $302,000 and $130,000 at September 30, 2011 and 2010, respectively.

Long-term debt consisted of the following:

		September 30,
	Interest Rate	2011	2010
		(Dollar amounts in thousands)
Fixed Rate Advances Maturing:
November 29, 2011	4.11%	$10,000	$10,000
November 19, 2012	3.83	10,000	10,000
November 18, 2013	4.07	10,000	10,000
December 18, 2013	3.52	10,000	10,000
Convertible Select Advances Maturing:
October 20, 2010	3.33	-	401
November 2, 2011	4.40	5,000	5,000
January 17, 2018	2.93	15,000	15,000
January 23, 2018	2.29	20,000	20,000

Total Long-Term Debt		$80,000	$80,401

Contractual maturities of long-term debt at September 30, 2011 were as follows (dollar amounts in thousands):

Years ending September 30,
2012	$15,000
2013	10,000
2014	20,000
2015	-
2016	-
Thereafter	35,000

$80,000

The Bank has pledged, as collateral for advances from the FHLB of Pittsburgh, specific qualifying collateral such as investment securities, mortgage-backed securities, and loans, with market values adjusted by a risk-weighting factor equal to at least 100% of the unpaid amount of outstanding advances. The remaining maximum borrowing capacity with the FHLB of Pittsburgh at September 30, 2011 was approximately $16,940,000.

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

Note 7 - Subordinated Debt

Subordinated debt was $7,732,000 at September 30, 2011 and 2010. The Subordinated Debt represents obligations of the wholly-owned statutory business trust subsidiary (the “Trust”) which is not consolidated for financial statement purposes. The Trust was formed with initial capitalization in common stock of $232,000 and for the exclusive purpose of issuing $7,500,000 of Preferred Securities and using the total proceeds to acquire Junior Subordinated Debt Securities (“Debt Securities”) issued by the Company. The Debt Securities are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities, and obligations of the Company. The Debt Securities are due concurrently with the Preferred Securities and bear the same rate of interest as the Preferred Securities. The Preferred Securities qualify as Tier 1 capital for regulatory capital purposes.

The $7,500,000 Floating Rate Preferred Securities were issued on September 20, 2007 and are callable in whole or in part at par on December 15, 2012 and quarterly thereafter, except in certain circumstances. These securities mature on December 15, 2037. These securities bear a current interest rate of 1.71% through December 14, 2011 and adjust quarterly at a rate equal to three-month LIBOR plus 1.36%. During the second quarter of fiscal 2008, the Company entered into an interest rate swap to manage its exposure to interest rate risk. This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount (see Note 18 “Derivative Instrument”).

Note 8 - Securities Sold Under Agreements to Repurchase

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

Securities sold under agreements to repurchase included retail borrowings during fiscal 2011 and 2010. The daily average balance during 2011 and 2010 was $10,115,000 and $9,746,000, respectively, and the daily average interest rate was 0.18% and 0.45%, respectively. The maximum amount outstanding at any month-end during 2011 and 2010 was $13,700,000 and $13,393,000, respectively. At September 30, 2011 retail borrowings outstanding were $11,373,000 at a weighted average interest rate of 0.13%. At September 30, 2010 retail borrowings outstanding were $13,342,000 at a weighted average interest rate of 0.25%.

Securities underlying sales of securities under retail repurchase agreements consisted of investment securities that had an amortized cost of $16,587,000 and a fair value of $16,690,000 at September 30, 2011.

The Bank has five separate structured repurchase agreements with PNC Bank, N.A. (“PNC”) and Citigroup Global Markets, Inc. (“CGMI”). Each agreement is structured as the sale of a specified amount of identified securities to the counterparty which the Bank has agreed to repurchase five to seven years after the initial sale. The underlying securities consist of various U.S. Government and agency obligations, municipal obligations, and mortgage-backed securities, which continue to be carried as assets of the Bank, and the Bank is entitled to receive interest and principal payments on the underlying securities. The Bank is required to post additional collateral if the market value of the securities subject to repurchase falls below 105% of principal amount. While the repurchase agreements are in effect, the Bank is required to pay interest quarterly at the rate specified in the agreement. Each of the agreements provides an initial fixed or floating interest rate that converts to a floating or fixed rate at the end of six months to one year. The Bank also has one fixed rate agreement that does not convert. The counterparty has the option of terminating the repurchase agreement at the reset date and quarterly thereafter. The counterparty may also terminate the repurchase agreement upon certain events of default including the Bank’s failure to maintain well-capitalized status. Upon termination, the Bank would be required to repurchase the securities. At September 30, 2011 the Bank had $35,000,000, of borrowings outstanding with PNC, with a weighted average maturity of 1.22 years and had $30,000,000, of borrowings outstanding with CGMI, with a weighted average maturity of 2.34 years. At September 30, 2010 the Bank had $55,000,000, of borrowings outstanding with PNC, with a weighted average maturity of 1.59 years and had $40,000,000, of borrowings outstanding with CGMI, with a weighted average maturity of 2.66 years. Securities underlying sales of securities under structured repurchase agreements consisted of investment securities that had an amortized cost of $75,013,000 and $107,633,000 and a fair value of $78,086,000 and $111,989,000 at September 30, 2011 and 2010, respectively.

The Bank’s structured repurchase agreements are summarized as follows at September 30, 2011 and 2010:

	Interest Rate 2011	Interest Rate 2010	2011	2010
			(Dollar amounts in thousands)
Floating to fixed rate:
February 16, 2011	4.73%	4.73%	$-	$10,000
May 12, 2011	4.95	4.95	-	10,000
May 18, 2011	4.97	4.97	-	10,000
March 2, 2012	4.76	4.76	10,000	10,000
Fixed to floating rate:
July 24, 2013	5.80	5.80	15,000	15,000
September 13, 2013	5.80	5.80	15,000	15,000
August 8, 2014	5.50	5.50	15,000	15,000
Fixed rate:
August 31, 2012	4.44	4.44	10,000	10,000
Total Structured

Repurchase Agreements			$65,000	$95,000

Note 9 - Financial Instruments with Off-Balance Sheet Risk

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

A summary of the contractual amount of the Bank’s financial instrument commitments is as follows:

	September 30,
	2011	2010
	(Dollar amounts in thousands)
Commitments to grant loans	$15,375	$9,093
Unfunded commitments under lines of credit	80,270	70,684
Financial and performance standby letters of credit	592	1,333

The Bank’s customers have available lines of credit as follows: consumer, both secured and unsecured, and commercial, generally secured. The amount available at September 30, 2011 and 2010 was $33,911,000 and $31,614,000, respectively, for consumer lines of credit and $46,359,000 and $39,069,000, respectively, for commercial lines of credit. The interest rate for the consumer lines of credit range from 2.25% to 8.00%, the majority of which are at variable rates. The interest rates for the commercial lines of credit are generally variable and based on prevailing market conditions at the time of funding. The Bank’s customers also have available letters of credit. The amount available under these letters of credit at September 30, 2011 and 2010 was $592,000 and $1,333,000, respectively. The interest rates are generally variable and based on prevailing market conditions at the time of funding.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of September 30, 2011 and 2010 for guarantees under standby letters of credit issued is not material.

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

The Company does not have any off-balance sheet risk at September 30, 2011, except for the commitments referenced above.

Note 10 - Income Taxes

The provision (benefit) of income taxes in the consolidated statements of income consists of the following:

	Years Ended September 30,
	2011	2010
	(Dollar amounts in thousands)
Current:
Federal	$504	$251
State	30	-

	534	251
Deferred, federal	(398)	(836)

	$136	$(585)

The differences between the expected and actual tax provision expressed as percentages of income before tax are as follows:

	Years Ended September 30,
	2011	2010
Expected federal tax rate	34.0%	34.0%
Tax-exempt interest	(26.6)	(556.2)
Valuation allowance on investments	(4.6)	7.9
State income tax, net of federal tax benefit	1.2	-
Other items, net	4.1	(114.7)

Actual Tax Rate	8.1%	(629.0%)

Deferred income taxes consisted of the following components:

	September 30,
	2011	2010
	(Dollar amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$1,959	$1,979
Unrealized losses on securities available-for-sale	1,115	765
Impairment on investments	3,445	3,831
Deferred compensation	619	571
State net operating loss carryforwards	509	445
Capital loss carryforwards	1,405	319
AMT credit carryforward	275	345
Other	233	315

	9,560	8,570
Valuation allowance on deferred tax assets	(1,989)	(1,567)

Gross deferred tax assets	7,571	7,003

Deferred tax liabilities:
Loans- purchase accounting adjustments	-	2
Intangible assets	2	5
Office premises and equipment	144	143

Gross deferred tax liabilities	146	150

Net deferred tax asset	$7,425	$6,853

Net operating loss carryforwards in the amount of $0 and $48,000, obtained from acquisitions, were utilized in fiscal 2011 and 2010, respectively. As of September 30, 2011, the Company has state net operating loss carryforwards of $7,725,773 that expire through 2019. Management does not believe that these state net operating loss carryforwards will be utilized prior to their expiration, and as such, valuation allowances of $509,000 and $445,000 for fiscal 2011 and 2010, respectively, have been provided for them.

The tax benefit for fiscal 2010 was primarily a result of the Company having tax-exempt income that is currently higher than pre-tax income due to the OTTI charges and increases in the provision for loan losses that were taken, thus the effective tax rate is not meaningful. Tax-exempt income includes income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for fiscal 2011 was $6.2 million and $1.4 million, respectively, compared to $7.2 million and $1.6 million, respectively, for fiscal 2010. The amount of tax benefit recognized on the OTTI charges was based on the tax characteristics of each security (capital or ordinary). Those securities that are treated as capital losses for tax purposes have limited tax benefits recorded and a valuation allowance of $1.1 million for fiscal 2010 was provided for them.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

Tax basis bad debt reserves established after 1987 are treated as temporary differences on which deferred income taxes have been provided. Deferred taxes are not required to be provided on tax bad debt reserves recorded in 1987 and prior years (base year bad debt reserves). Approximately $3,404,000 of the balance in retained earnings at September 30, 2011, represents base year bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount. Should amounts previously claimed as a bad debt deduction be used for any purpose other than to absorb bad debts (which is not anticipated), tax liabilities will be incurred at the rate then in effect.

Note 11 - Stockholders’ Equity

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes as of September 30, 2011 that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Federal Reserve Board (FRB) measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-weighted assets is 8%. At least half of the total capital must be common stockholders’ equity (not inclusive of net unrealized gains and losses on available-for-sale debt securities, non-credit impairment charges on held-to-maturity debt securities, net unrealized gains on available-for-sale equity securities, and net unrealized gains and losses on cash flow hedges) and perpetual preferred stock less goodwill and other nonqualifying intangible assets (Tier 1 capital). The remainder (i.e., the Tier 2 risk-based capital) may consist of hybrid capital instruments, perpetual debt, term subordinated debt, other preferred stock and a limited amount of the allowance for loan losses. At September 30, 2011, the Company had Tier I capital as a percentage of risk-weighted assets of 12.9% and total risk-based capital as a percentage of risk-weighted assets of 14.2%.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the Leverage Ratio) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. The minimum leverage ratio for all other bank holding companies is 4%. At September 30, 2011, the Company had a leverage ratio of 7.8%.

The following table sets forth certain information concerning the Bank’s regulatory capital at September 30, 2011 and 2010:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollar amounts in thousands)
As of September 30, 2011:
Total capital (to risk-weighted assets)	$54,861	13.5%	$	≥32,541	≥8.0%	$	≥40,676	≥10.0%
Tier 1 capital (to risk-weighted assets)	49,768	12.2		≥16,270	≥4.0	≥	24,405	≥6.0
Tier 1 capital (to average assets)	49,768	7.6		≥26,238	≥4.0	≥	32,798	≥5.0

As of September 30, 2010:
Total capital (to risk-weighted assets)	$55,128	12.4%	$	≥35,577	≥8.0%	$	≥44,471	≥10.0%
Tier 1 capital (to risk-weighted assets)	49,372	11.1		≥17,788	≥4.0		≥26,682	≥6.0
Tier 1 capital (to average assets)	49,372	7.0		≥28,296	≥4.0		≥35,370	≥5.0

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At September 30, 2011, the Bank’s retained earnings available for the payment of dividends was $14.2 million. Accordingly, $39.6 million of the Company’s equity in the net assets of the Bank was restricted at September 30, 2011. Funds available for loans or advances by the Bank to the Company amounted to $5.5 million. Any such borrowing must be on terms that would be available to unaffiliated parties and must be fully collateralized in accordance with FRB regulations. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

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

The Reserve Bank approved the Company’s request to pay approximately $87,500 in dividends on its outstanding series of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, held by the U.S. Department of Treasury payable November 15, 2011 and the payment of net interest in the amount of $101,859 on its issue of trust preferred securities that was payable December 15, 2011.

Note 12 - TARP Capital Purchase Program

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

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share declared on the Common Stock prior to the issuance date. The Company may redeem the Series B Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends, subject to the concurrence of the Treasury and its federal banking regulators. Prior to December 12, 2011, unless the Company has redeemed the Series B Preferred Stock or the Treasury has transferred the Series B Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its Common Stock dividend or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Agreement.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $8.65 per share of the Common Stock. Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Series B Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, the Registrant has agreed to promptly enter into a deposit arrangement pursuant to which the Series B Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Series B Preferred Stock, may be issued. The Company has agreed to register the Series B Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant (the “Warrant Shares”) and Depositary Shares, if any, as soon as practicable after the date of the issuance of the Series B Preferred Stock and the Warrant. Neither the Series B Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the redemption of 100% of the shares of Series B Preferred Stock.

The fair value of the preferred stock and the common stock warrants was determined based on their relative fair values calculated as of their issuance date. Based on their relative fair values, the TARP proceeds (net of issuance costs) were allocated between preferred stock and additional paid in capital (for the warrant component). The market/discount rate used when deriving the fair value of the preferred stock was 10.00%. This rate was determined by calculating the average dividend rate of the five most recent preferred equity offerings completed by banks and thrifts. A Black-Scholes model was used to calculate the fair value of the common stock warrants. Key assumptions input into the model included: amount of common stock, $1,050,000 (based on 15% of the gross TARP proceeds); market price of the common stock on the warrant grant date, $6.75; exercise price of the warrant, $8.65 (20 day trailing average of the common stock as of the Treasury’s approval date); number of common stock warrants issued, 121,387; expected life of the warrants, 5 years; the risk free interest rate, 1.55%; the continuous annualized volatility of the change in the underlying common stock’s price, 32.00%; and the simple annual expected cash dividend yield on common stock, 8.30%. Based on the calculations, the fair value of the preferred stock represented 95.65% of the total fair value of the preferred stock and common stock warrants, while the fair value of the common stock warrants represented 4.35% of the total. The discount on the preferred stock is being amortized on a straight-line basis over five years.

Note 13 - Stock Option Plans

On September 30, 2011, the Company had five share-based compensation plans for which stock options and restricted stock are outstanding. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $37,000 and $61,000 in fiscal 2011 and 2010. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0 and $14,000 for fiscal 2011 and 2010.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which is shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. No options were awarded in fiscal 2011 or 2010. Additionally, at December 21, 2010 the Company awarded 2,969 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $17,550. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of September 30, 2011, 10,381 share awards remain available to grant under the Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(Dollar amounts in thousands, except share data)
Outstanding at September 30, 2010	353,196	$15.18
Granted	-	-
Exercised	(200)	6.23
Forfeited	(22,344)	9.77

Outstanding at September 30, 2011	330,652	$15.55	1.7	$-

Exercisable at September 30, 2011	315,585	$16.00	1.6	$-

The total intrinsic value of options exercised during the fiscal years ended September 30, 2011 and 2010, was $720 and $1,270, respectively.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $25,000 and $36,000 for the fiscal years ended September 30, 2011 and 2010, respectively. The following table summarizes restricted stock awards for the fiscal years ended September 30, 2011 and 2010:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2010	5,964	$8.60
Granted	2,969	5.91
Vested	(3,768)	9.53
Forfeited	(34)	7.00

Non-vested at September 30, 2011	5,131	$6.37

As of September 30, 2011, there was $18,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option awards vested during the years ended September 2011 and 2010 was $33,000 and $52,000, respectively, and the total fair value of restricted stock vested during the years ended September 2011 and 2010, was $36,000 and $36,000, respectively.

Cash received from options exercised under all share-based payment arrangements for the fiscal years ended September 30, 2011 and 2010 was $1,246 and $6,230, respectively. There was no actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements for the fiscal years ended September 30, 2011 and 2010, respectively.

The Company has a policy of issuing shares from authorized but unissued shares to satisfy share option exercises.

Note 14 - Employee Benefit Plans

Deferred Compensation - Post-Retirement Benefits

The Bank maintains a non-qualified Salary Continuation Plan covering certain officers of the Bank. The Plan is unfunded and provides benefits to participants based upon amounts stipulated in the Plan agreements for a period of 15 years from normal retirement, as defined in the respective Plan agreements. Participants vest in benefits based upon years of service from Plan initiation to normal retirement age. Expense is being accrued based on the present value of future benefits in which the participant is expected to be vested. Expense recognized under the Plan for 2011 and 2010 was approximately $228,000 and $227,000, respectively. The accrued liability under the Plan at September 30, 2011 and 2010 was approximately $2,048,000 and $1,887,000, respectively.

The Bank has entered into life insurance policies designed to offset the Bank’s contractual obligation to pay pre-retirement death benefits and to recover the cost of providing benefits. Participants in the Plan are the insured under the policy, and the Bank is the owner and beneficiary. As of September 30, 2011, the cash surrender value of the bank owned life insurance was $2.2 million with a total death benefit of $5.5 million.

Group Term Replacement Plan

The Bank has purchased life insurance policies on the lives of certain officers of the Bank. By way of separate split dollar agreements, the policy interest is divided between the Bank and the officer. The Bank owns the policy cash surrender value, including accumulated policy earnings, and the policy death benefits over and above the cash surrender value are endorsed to the employee and beneficiary. As of September 30, 2011 the cash surrender value of the bank owned life insurance was $3.7 million with a total death benefit of $9.4 million for which the Bank has a death benefit obligation to beneficiaries of certain officers of $2.9 million. Net earnings recognized in 2011 and 2010 as a result of increased cash surrender value were approximately $211,000 and $202,000, respectively.

Employee Stock Ownership Plan

The Bank maintains a non-contributory, tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of officers and employees who have met certain eligibility requirements related to age and length of service. Each year, the Bank makes a discretionary contribution to the ESOP in cash, Company common stock, or a combination of cash and Company stock. Amounts charged to compensation expense were $370,000 and $175,000 in 2011 and 2010, respectively. At September 30, 2011 the ESOP had 318,000 shares at a price of $9.26 per share. All shares were vested at September 30, 2011.

Note 15 - Disclosures About Fair Value Measurements

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2011 and 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level III	Level III	Level III	Level III
	Level I	Level II	Level III	Total
As of September 30, 2011	(Dollar amounts in thousands)
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$39,794	$-	$39,794
Municipal obligations	-	31,828	-	31,828
Corporate obligations	-	3,215	-	3,215
Equity securities in financial institutions	1,501	-	-	1,501
Other equity securities	944	-	-	944
Mutual funds	2,737	-	-	2,737
Trust preferred securities	-	-	7,950	7,950
Mortgage backed securities:
Agency	-	68,093	-	68,093
Collateralized mortgage obligations:
Agency	-	12,419	-	12,419
Private Label	-	2,309	-	2,309

	$5,182	$157,658	$7,950	$170,790

Residential loans held for sale	$-	$1,837	$-	$1,837

Liabilities:
Derivative instruments	$-	$532	$-	$532

	Level III	Level III	Level III	Level III
	Level I	Level II	Level III	Total
As of September 30, 2010	(Dollar amounts in thousands)
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$-	$50,278	$-	$50,278
Municipal obligations	-	29,550	-	29,550
Corporate obligations	-	7,606	-	7,606
Equity securities in financial institutions	1,778	-	-	1,778
Other equity securities	932	-	-	932
Mutual funds	9,214	-	-	9,214
Trust preferred securities	-	-	10,940	10,940
Mortgage backed securities:
Agency	-	45,377	-	45,377
Collateralized mortgage obligations:
Agency	-	15,655	-	15,655
Private Label	-	3,370	-	3,370

	$11,924	$151,836	$10,940	$174,700

Residential loans held for sale	$-	$1,970	$-	$1,970

Liabilities:
Derivative instruments	$-	$736	$-	$736

The Company’s Level III investments at September 30, 2011, represent 19 different trust preferred offerings with an aggregate fair value of $8.0 million, which had floating rates based on LIBOR at September 30, 2011. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market. For further information relating to the Company’s Level III trust preferred securities, reference Note 2, “Securities”, on pages 71 through 78.

The following table presents the changes in the Level III fair-value category for the fiscal period ended September 30, 2011. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale

(Dollar amounts in thousands)

Beginning balance October 1, 2010	$10,940
Impairment charge on securities	(1,212)
Net change in unrealized loss on securities available for sale	(700)
Purchases, issuances, calls, and settlements	(500)
Paydowns on securities	(587)
Amortization	9
Transfers in and/or out of Level III	-

Ending balance September 30, 2011	$7,950

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2011 and 2010 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserve allocations. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
As of September 30, 2011	(Dollar amounts in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$6,549	$12,862	$19,411
Foreclosed real estate, net	-	3,125	-	3,125

	$-	$9,674	$12,862	$22,536

	Level I	Level II	Level III	Total
As of September 30, 2010	(Dollar amounts in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$-	$10,318	$6,286	$16,604
Foreclosed real estate, net	-	398	-	398

	$-	$10,716	$6,286	$17,002

Note 16 - Disclosures About Fair Value of Financial Instruments

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	September 30,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollar amounts in thousands)
Financial assets:
Cash and due from banks	$7,035	$7,035	$8,414	$8,414
Interest bearing demand deposits with other institutions	17,821	17,821	20,923	20,923
Securities available-for-sale	170,790	170,790	174,700	174,700
Securities held-to-maturity	80,423	82,036	74,827	76,033
Loans receivable, net (including loans held for sale)	348,122	353,286	375,042	379,906
Federal Home Loan Bank stock	8,173	8,173	10,034	10,034
Accrued interest receivable	2,382	2,382	2,655	2,655

Financial liabilities:
Deposits	446,102	449,904	444,448	449,467
Short-term borrowings	302	302	130	130
Securities sold under agreements to repurchase	76,373	82,006	108,342	117,307
Subordinated Debt	7,732	7,732	7,732	7,732
Interest rate swap contracts	532	532	736	736
Advance payments by borrowers for taxes and insurance	1,212	1,212	1,223	1,223
Accrued interest payable	843	843	1,037	1,037
Long-term debt	80,000	84,744	80,401	85,871

Off-balance sheet financial instruments:
Standby letters of credit	-	-	-	-
Commitments to extend credit	-	-	-	-

Note 17 - Contingent Liabilities

The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, after consultation with legal counsel, the resolution of these claims will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note 18 - Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of September 30, 2011.

Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract involving the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of September 30, 2011 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at September 30, 2011 is being utilized to hedge $7.5 million in floating rate preferred securities. Below is a summary of the interest rate swap contract and the terms at September 30, 2011:

	Notional Amount	Pay Rate	Receive Rate(*)	Maturity Date	Unrealized
(Dollar amounts in thousands)					Gain	Loss
Cash flow hedge	$7,500	5.32%	1.71%	12/15/2012	$-	$328

(*)	Variable receive rate based upon contract rates in effect at September 30, 2011

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the fiscal period ended September 30, 2011 and 2010 the Company recorded a loss of $4,000 and $10,000, respectively, relating to this contract. As of September 30, 2011, the notional amount of the customer related interest rate derivative financial instrument was $949,000, compared to $966,000 at September 30, 2010.

Note 19 - Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. However, on October 20, 2010, February 22, 2011, April 28, 2011 and again on July 29, 2011 the FHLB announced the repurchase of approximately $200 million in excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of 5% of the member’s total capital stock outstanding or its excess capital stock outstanding. The Bank’s investment in the FHLB of Pittsburgh was $8.2 million and $10.0 million at September 30, 2011 and 2010, respectively, and is valued at the par issue amount of $100 per share.

Note 20 - Fidelity Bancorp, Inc. Financial Information (Parent Company Only)

Following are condensed financial statements for the parent company:

Condensed Statements of Financial Condition

	September 30,
	2011	2010
	(Dollar amounts in thousands)
Assets
Cash	$967	$650
Investment in subsidiary bank	53,790	52,601
Investment in unconsolidated subsidiary trust	232	232
Securities available-for-sale	2,024	2,869
Other assets	1,600	1,596

Total Assets	$58,613	$57,948

Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$7,732	$7,732
Other liabilities	390	630

Total Liabilities	8,122	8,362
Total Stockholders’ Equity	50,491	49,586

Total Liabilities and Stockholders’ Equity	$58,613	$57,948

Condensed Statements of Income

	Years Ended September 30,
	2011	2010
	(Dollar amounts in thousands)
Dividends from subsidiary	$4	$4
Interest income	115	182
Interest expense	(408)	(409)
Realized gain on sales of securities, net	5	143
Impairment losses on securities	(221)	-
Other income	420	200
Other expense	(163)	(187)

Loss Before Equity in Undistributed Earnings of Subsidiary and Income Taxes	(248)	(67)
Income tax benefit	93	33
Equity in undistributed earnings of subsidiary	1,690	712

Net Income	$1,535	$678

Condensed Statements of Cash Flows

	Years Ended September 30,
	2011	2010
Cash Flows from Operating Activities:	(Dollar amounts in thousands)
Net income	$1,535	$678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(1,690)	(712)
Gain on sale of securities available-for-sale	(5)	(143)
Impairment losses on securities	221	-
Changes in other liabilities	250	-
Other changes, net	(51)	29

Net Cash Provided by (Used in) Operating Activities	260	(148)

Cash Flows from Investing Activities:
Sale of securities available-for-sale	135	658
Maturities of securities available-for-sale	500	-
Net Cash Provided by Investing Activities	635	658

Cash Flows from Financing Activities:
Stock options exercised	1	7
Sale of stock thorough Dividend Reinvestment Plan	16	15
Dividends paid	(595)	(595)

Net Cash Used in Financing Activities	(578)	(573)

Net Increase (Decrease) in Cash and Cash Equivalents	317	(63)
Cash and Cash Equivalents - Beginning	650	713

Cash and Cash Equivalents - Ending	$967	$650

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of September 30, 2011, based on management’s assessment, the Company’s internal control over financial reporting was effective.

/s/ Richard G. Spencer	/s/ Lisa L. Griffith
Richard G. Spencer	Lisa L. Griffith
Chief Executive Officer	Chief Financial Officer

Date: December 21, 2011

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance”, “Proposal I — Election of Directors”, and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Employees Stock
Compensation Programs and Directors Stock Option Plan	262,409	$15.87	10,381
Equity compensation plans not approved by security holders:
Directors Stock
Compensation Program/Plans(1)	68,243	14.30	-

Total	330,652	$15.55	10,381

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

Item 14. Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the section entitled “Proposal III – Ratification of Appointment of Independent Auditors” in the Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference herein:

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (14)
3.3	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (16)
4.1	Common Stock Certificate (1)
4.2	Rights Agreement, dated as of March 31, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)
4.3	Amendment No. 1 to Rights Agreement (4)
4.4 *	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company
4.5 *	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators
4.6 *	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company
4.7	Form of Certificate for the Series B Preferred Stock (16)
4.8	Warrant for Purchase of Shares of Common Stock (16)
10.1 **	Employee Stock Ownership Plan, as amended (1)
10.4 **	1997 Employee Stock Compensation Program (6)
10.6 **	1998 Group Term Replacement Plan (7)
10.8 **	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)
10.9 **	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)
10.10 **	Salary Continuation Agreement with Lisa L. Griffith (2)
10.11 **	1998 Stock Compensation Plan (8)
10.12 **	2000 Stock Compensation Plan (9)
10.13 **	2001 Stock Compensation Plan (10)
10.14 **	2002 Stock Compensation Plan (11)
10.15 **	2005 Stock-Based Incentive Plan (12)
10.16 **	Form of Directors Indemnification Agreement (13)
10.17 **	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)
10.18 **	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)
10.19 **	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)
10.20 **	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)
10.21 **	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)
10.22	Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (16)
10.23	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (16)

10.24	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (16)
14	Code of Ethics (2)
20.1	Dividend Reinvestment Plan (15)
21	Subsidiaries
23.1	Consent of S.R. Snodgrass A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification
99.1	EESA §111(b)(4) Certification of Principal Executive Officer
99.2	EESA §111(b)(4) Certification of Principal Financial Officer
101	Interactive Data Files ***

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Management contract or compensatory plan or arrangement.
***

The Interactive Data Files submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

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

FIDELITY BANCORP, INC.

Date: December 21, 2011	By:	/s/ Richard G. Spencer
Richard G. Spencer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

By:	/s/ Christopher S. Green	By:	/s/ Richard G. Spencer
	Christopher S. Green		Richard G. Spencer
	Chairman of the Board and Director		President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 21, 2011	Date:	December 21, 2011

By:	/s/ J. Robert Gales	By:	/s/ Robert F. Kastelic
	J. Robert Gales		Robert F. Kastelic
	Director		Director

Date:	December 21, 2011	Date:	December 21, 2011

By:	/s/ Oliver D. Keefer	By:	/s/ Donald J. Huber
	Oliver D. Keefer		Donald J. Huber
	Director		Director

Date:	December 21, 2011	Date:	December 21, 2011

By:	/s/ Lisa L. Griffith
Lisa L. Griffith
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	December 21, 2011