Form 10-K/A
period 2011-09-30
FIDELITY BANCORP INC
filed 2012-01-10
CIK 769207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                 September 30, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statement

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference herein:

3.1		Articles of Incorporation (1)
3.2		Amended and Restated Bylaws (14)
3.3		Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock,
Series B (16)
4.1		Common Stock Certificate (1)
4.2		Rights Agreement, dated as of March 31, 2003 by and between Fidelity Bancorp, Inc.
and Registrar and Transfer Company (3)
4.3		Amendment No. 1 to Rights Agreement (4)
4.4	*	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and
Wilmington Trust Company
4.5	*	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as
Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as
Administrators
4.6	*	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity
Bancorp, Inc. and Wilmington Trust Company
4.7		Form of Certificate for the Series B Preferred Stock (16)
4.8		Warrant for Purchase of Shares of Common Stock (16)
10.1	**	Employee Stock Ownership Plan, as amended (1)
10.4	**	1997 Employee Stock Compensation Program (6)
10.6	**	1998 Group Term Replacement Plan (7)
10.8	**	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the
Company and the Bank (7)
10.9	**	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the
Company and the Bank (7)
10.10	**	Salary Continuation Agreement with Lisa L. Griffith (2)

10.11	**	1998 Stock Compensation Plan (8)
10.12	**	2000 Stock Compensation Plan (9)
10.13	**	2001 Stock Compensation Plan (10)
10.14	**	2002 Stock Compensation Plan (11)
10.15	**	2005 Stock-Based Incentive Plan (12)
10.16	**	Form of Directors Indemnification Agreement (13)
10.17	**	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and
Fidelity Bank, PaSB and Richard G. Spencer (14)
10.18	**	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and
Fidelity Bank, PaSB and Michael A. Mooney (14)
10.19	**	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and
Lisa L. Griffith (14)
10.20	**	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and
Anthony F. Rocco (14)
10.21	**	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and
Sandra L. Lee (14)
10.22		Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and
United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (16)
10.23		Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and
Ms. Lee and Ms. Griffith (16)
10.24		Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and
Mooney and Ms. Lee and Ms. Griffith (16)
14		Code of Ethics (2)
20.1		Dividend Reinvestment Plan (15)
21		Subsidiaries (17)
23.1		Consent of S.R. Snodgrass A.C.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32		Section 1350 Certification
99.1		EESA §111(b)(4) Certification of Principal Executive Officer (17)
99.2		EESA §111(b)(4) Certification of Principal Financial Officer (17)
101		Interactive Data Files (17)***

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Management contract or compensatory plan or arrangement.
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

(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed March 31, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.

(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 filed with the SEC on February 14, 2000.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 12, 2008.
(17)	Incorporated by reference from the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date:	January 10, 2012	By:	/s/ Richard G. Spencer
Richard G. Spencer
President and Chief Executive Officer