Form 10-Q
period 2011-12-31
FIDELITY BANCORP INC
filed 2012-02-14
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,067,373 shares, par value $0.01, at January 31, 2012.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	December 31, 2011	September 30, 2011
Assets
Cash and due from banks	$7,083	$7,035
Interest-bearing demand deposits with other institutions	23,690	17,821

Cash and Cash Equivalents	30,773	24,856

Securities available-for-sale (amortized cost of $159,306 and $174,069)	156,698	170,790
Securities held-to-maturity (fair value of $77,402 and $82,036)	75,919	80,423
Loans held for sale	3,693	1,837
Loans receivable, net of allowance of $4,757 and $5,763	348,005	346,285
Foreclosed real estate, net	7,438	3,125
Federal Home Loan Bank stock, at cost	7,764	8,173
Office premises and equipment, net	9,598	9,691
Accrued interest receivable	2,267	2,382
Bank owned life insurance	5,879	5,822
Goodwill	2,653	2,653
Deferred tax assets	7,019	7,425
Other assets	3,183	3,453

Total Assets	$660,889	$666,915

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$56,924	$56,370
Interest bearing	398,529	389,732

Total Deposits	455,453	446,102

Securities sold under agreement to repurchase	74,486	76,373
Short-term borrowings	—	302
Long-term debt	65,000	80,000
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,265	1,212
Other liabilities	4,524	4,703

Total Liabilities	609,460	616,424

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,878	6,863
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,677,886 and 3,673,678 shares issued, respectively	37	37
Paid-in-capital	46,644	46,627
Retained earnings	9,990	9,588
Accumulated other comprehensive loss, net of tax	(1,888)	(2,392)
Treasury stock, at cost - 610,513 shares	(10,232)	(10,232)

Total Stockholders’ Equity	51,429	50,491

Total Liabilities and Stockholders’ Equity	$660,889	$666,915

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) (Unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,
	2011	2010
Interest income:
Loans	$4,627	$5,148
Mortgage-backed securities	753	719
Investment securities-taxable	571	680
Investment securities-tax-exempt	326	396
Other	13	19

Total interest income	6,290	6,962

Interest expense:
Deposits	1,038	1,173
Securities sold under agreement to repurchase	894	1,271
Short-term borrowings	1	1
Long-term debt	608	682
Subordinated debt	103	103

Total interest expense	2,644	3,230

Net interest income	3,646	3,732

Provision for loan losses	350	300

Net interest income after provision for loan losses	3,296	3,432

Noninterest income:
Other-than-temporary impairment losses	(52)	(1,584)
Non-credit related losses recognized in other comprehensive income	—	508

Net impairment losses recognized in earnings	(52)	(1,076)

Loan service charges and fees	220	232
Realized gain on sales of securities, net	66	5
Gain on sales of loans	156	152
(Loss) gain on loan interest rate swaps	(2)	10
Deposit service charges and fees	313	305
ATM fees	256	241
Non-insured investment products	48	52
Earnings on cash surrender value of life insurance policies	64	66
Other	47	41

Total noninterest income	1,116	28

Noninterest expense:
Compensation and benefits	2,122	2,200
Office occupancy and equipment expense	263	227
Depreciation and amortization	138	142
Advertising	100	100
Professional fees	116	120
Service bureau expense	144	146
Federal insurance premiums	221	297
Other	610	597

Total noninterest expense	3,714	3,829

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss) (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended December 31,
	2011	2010
Income (loss) before provision for (benefit of) income taxes	$698	$(369)
Provision for (benefit of) income taxes	133	(234)

Net income (loss)	565	(135)
Preferred stock dividend	(88)	(88)
Accretion of preferred stock discount	(15)	(15)

Net income (loss) available to common stockholders	$462	$(238)

Earnings per Share:
Basic earnings per common share	$0.15	$(0.08)

Diluted earnings per common share	$0.15	$(0.08)

Dividends per common share	$0.02	$0.02

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2011	3,673,638	$6,863	$37	$46,627	$9,588	$(2,392)	$(10,232)	$50,491
Comprehensive income:
Net income					565			565
Comprehensive gain on cash flow hedges net of tax of $25						50		50
Comprehensive gain on investment securities, net of tax of $194						376		376
Reclassification adjustment on investment securities, net of tax of $23						43		43
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $17						35		35

Total comprehensive income								1,069

Accretion of preferred stock discount		15			(15)			—
Cumulative dividends on preferred stock					(88)			(88)
Stock-based compensation expense				6				6
Stock options exercised, no tax benefit	1,166			7				7
Restricted stock issued	2,678
Cash dividends declared					(60)			(60)
Shares issued through Dividend Reinvestment Plan	404			4				4

Balance at December 31, 2011	3,677,886	$6,878	$37	$46,644	$9,990	$(1,888)	$(10,232)	$51,429

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2011	2010
Operating Activities:
Net income (loss)	$565	$(135)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for loan losses	350	300
Provision for depreciation and amortization	138	142
Deferred loan fee amortization	(19)	(15)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	284	245
Realized gains on sales of securities, net	(66)	(5)
Impairment losses on securities	52	1,076
Loans originated for sale	(10,317)	(7,073)
Sales of loans held for sale	8,617	8,265
Net gains on sales of loans	(156)	(152)
Earnings on cash surrender value of life insurance policies	(64)	(66)
Decrease in interest receivable	115	214
Decrease in interest payable	(73)	(5)
(Increase) decrease in prepaid taxes	(16)	121
Noncash compensation expense related to stock benefit plans	6	13
Changes in other assets	323	709
Changes in other liabilities	(30)	571

Net cash (used in) provided by operating activities	(291)	4,205

Investing Activities:
Proceeds from sales of securities available-for-sale	112	135
Proceeds from maturities and principal repayments of securities available-for-sale	15,767	12,383
Purchases of securities available-for-sale	(1,184)	(12,934)
Proceeds from maturities and principal repayments of securities held-to-maturity	10,560	15,570
Purchases of securities held-to-maturity	(6,107)	(13,417)
Net (increase) decrease in loans	(6,599)	11,046
Proceeds from sales of foreclosed real estate	217	118
Purchases of office premises and equipment	(45)	(761)
Redemptions of Federal Home Loan Bank (FHLB) stock	409	501

Net cash provided by investing activities	13,130	12,641

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Three Months Ended December 31,
	2011	2010
Financing Activities:
Net increase in deposits	$9,351	$264
Net decrease in retail securities sold under agreement to repurchase	(1,887)	(3,340)
Net (decrease) increase in short-term borrowings	(302)	407
Increase in advance payments by borrowers for taxes and insurance	1,053	1,049
Repayments of long-term debt	(15,000)	(401)
Cash dividends paid	(148)	(148)
Stock options exercised	7	—
Proceeds from sale of stock through Dividend Reinvestment Plan	4	5

Net cash used in financing activities	(6,922)	(2,164)

Net increase in cash and cash equivalents	5,917	14,682

Cash and cash equivalents at beginning of period	24,856	29,337

Cash and cash equivalents at end of period	$30,773	$44,019

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on deposits and other borrowings	$2,717	$3,235

Income taxes paid	$—	$50

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$4,548	$643

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

December 31, 2011

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2011. The results for the three- month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or any future interim period.

Certain amounts in the fiscal year 2011 financial statements have been reclassified to conform with the fiscal year 2012 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) New Accounting Standards

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has presented the necessary disclosures in Note (7) herein.

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

(4) Stock Based Compensation

On December 31, 2011, the Company had four share-based compensation plans, for which stock options and restricted stock were outstanding as of December 31, 2011. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $6,000 and $13,000 for the three months ended December 31, 2011 and 2010, respectively.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at December 20, 2011, the Company awarded 2,678 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $23,995. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of December 31, 2011, 11,271 share awards were available for grant under this program.

As of December 31, 2011 there was approximately $25,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the three months ended December 31, 2011 were as follows:

	Options	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	330,652	$15.55
Granted	—	—
Exercised	(1,166)	6.23
Forfeited	(83,313)	15.50

Outstanding as of December 31, 2011	246,173	$15.61

Exercisable as of December 31, 2011	246,173	$15.61

The options outstanding and exercisable as of December 31, 2011 have a weighted average remaining term of 1.9 years.

No options were granted for the three-month period ended December 31, 2011 or 2010.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $4,000 and $9,000 for the three months ended December 31, 2011 and 2010, respectively. For the three months ended December 31, 2011, there were 2,678 shares of restricted stock awarded. The market price of stock on the date of grant was $8.96. For the three months ended December 31, 2010, there were 2,969 shares of restricted stock awarded. The market price of stock on the date of grant was $5.91.

(5) Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2011	2010
Numerator:
Net income (loss) available to common stockholders	$462	$(238)
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,060	3,048
Effect of dilutive securities:
Common stock equivalents	134	—

Denominator for diluted earnings per share - weighted average shares and assumed conversions	3,194	3,048

Basic earnings per common share	$0.15	$(0.08)

Diluted earnings per common share	$0.15	$(0.08)

Options to purchase 203,423 shares of common stock at prices ranging from $13.06 to $21.35 per share were outstanding during the three months ended December 31, 2011, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 334,692 shares of common stock at prices ranging from $6.23 to $22.91 per share, 5,131 shares of restricted stock at prices ranging from $5.91 to $13.06 per share, and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the three months ended December 31, 2010, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of December 31, 2011:
U.S. government and agency obligations	$29,222	$456	$—	$29,678
Municipal obligations	30,075	2,047	—	32,122
Corporate obligations	3,988	57	722	3,323
Equity securities in financial institutions	2,422	63	901	1,584
Other equity securities	1,000	—	120	880
Mutual funds	2,732	43	15	2,760
Trust preferred securities	14,357	48	6,140	8,265
Mortgage-backed securities:
Agency	61,159	2,569	—	63,728
Collateralized mortgage obligations:
Agency	12,019	198	10	12,207
Private-label	2,332	25	206	2,151

	$159,306	$5,506	$8,114	$156,698

Held-to-maturity:
As of December 31, 2011:
U.S. government and agency obligations	$18,523	$67	$—	$18,590
Municipal obligations	9,352	411	—	9,763
Mortgage-backed securities:				—
Agency	8,228	314	59	8,483
Collateralized mortgage obligations:				—
Agency	37,972	765	8	38,729
Private-label	1,844	11	18	1,837

	$75,919	$1,568	$85	$77,402

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of September 30, 2011:
U.S. government and agency obligations	$39,228	$574	$8	$39,794
Municipal obligations	30,086	1,745	3	31,828
Corporate obligations	3,985	75	845	3,215
Equity securities in financial institutions	2,468	46	1,013	1,501
Other equity securities	1,000	—	56	944
Mutual funds	2,697	51	11	2,737
Trust preferred securities	14,405	39	6,494	7,950
Mortgage-backed securities:
Agency	65,533	2,560	—	68,093
Collateralized mortgage obligations:
Agency	12,180	247	8	12,419
Private-label	2,487	26	204	2,309

	$174,069	$5,363	$8,642	$170,790

Held-to-maturity:
As of September 30, 2011:
U.S. government and agency obligations	$17,533	$95	$13	$17,615
Municipal obligations	10,896	360	—	11,256
Mortgage-backed securities:
Agency	8,708	311	49	8,970
Collateralized mortgage obligations:
Agency	41,206	904	12	42,098
Private-label	2,080	36	19	2,097

	$80,423	$1,706	$93	$82,036

The following table presents the amortized cost and fair value of debt securities by contractual maturity dates as of December 31, 2011:

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
As of December 31, 2011:
Due in one year or less	$9,525	$9,629	$2,023	$2,041
Due after one year through five years	24,878	25,497	2,970	3,008
Due after five years through ten years	26,462	27,867	14,929	15,202
Due after ten years	92,287	88,481	55,997	57,151

	$153,152	$151,474	$75,919	$77,402

The proceeds from the sale of securities for the three months ended December 31, 2011 were $112,000. Gross gains of $66,000 and gross losses of $0 were realized on sales of securities during the three months ended December 31, 2011. The proceeds from the sale of securities for the three months ended December 31, 2010 were $135,000. Gross gains of $5,000 and gross losses of $0 were realized on sales of securities during the three months ended December 31, 2010.

The Company recognized other-than-temporary impairment losses on securities of $52,000 and $1.1 million for the three-month periods ended December 31, 2011 and 2010, respectively. The impairment charges for the three-month period ended December 31, 2011 relate to the Company’s holding of a private label mortgage-backed security. The impairment charges for the three-month period ended December 31, 2010 relate to the Company’s holdings of five pooled trust preferred securities, one private label mortgage-backed security, and common stock of a local financial institution.

At December 31, 2011, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely than-not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or more.

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2011:
(Dollar amounts in thousands)
Available-for-sale:
Corporate obligations	—	$—	$—	2	$1,273	$722	2	$1,273	$722
Equity securities in financial institutions	—	—	—	5	1,246	901	5	1,246	901
Other equity securities	—	—	—	1	880	120	1	880	120
Mutual Funds	—	—	—	1	1,400	15	1	1,400	15
Trust preferred securities	3	779	39	10	7,173	6,101	13	7,952	6,140
Collateralized mortgage obligations:
Agency	4	3,834	10	—	—	—	4	3,834	10
Private-label	—	—	—	2	1,282	206	2	1,282	206

Total temporarily impaired available-for-sale securities	7	4,613	49	21	13,254	8,065	28	17,867	8,114

Held-to-maturity:
Mortgage-backed securities:
Agency	—	$—	$—	2	$1,926	$59	2	$1,926	$59
Collateralized mortgage obligations:
Agency	4	4,120	8	—	—	—	4	4,120	8
Private-label	—	—	—	2	425	18	2	425	18

Total temporarily impaired held-to-maturity securities	4	4,120	8	4	2,351	77	8	6,471	85

Total temporarily impaired securities	11	$8,733	$57	25	$15,605	$8,142	36	$24,338	$8,199

	Less than 12 Months			12 Months or More			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2011:
(Dollar amounts in thousands)
Available-for-sale:
U.S. government and agency obligations	1	$2,081	$8	—	$—	$—	1	$2,081	$8
Municipal obligations	1	509	3	—	—	—	1	509	3
Corporate obligations	—	—	—	2	1,150	845	2	1,150	845
Equity securities in financial institutions	1	264	12	5	1,145	1,001	6	1,409	1,013
Other equity securities	—	—	—	1	944	56	1	944	56
Mutual funds	1	1,388	11	—	—	—	1	1,388	11
Trust preferred securities	3	774	223	10	6,835	6,271	13	7,609	6,494
Collateralized mortgage obligations:
Agency	2	3,929	8	—	—	—	2	3,929	8
Private-label	—	—	—	2	1,318	204	2	1,318	204

Total temporarily impaired available-for-sale securities	9	8,945	265	20	11,392	8,377	29	20,337	8,642

Held-to-maturity:
U.S. government and agency obligations	1	$1,987	$13	—	$—	$—	1	$1,987	$13
Mortgage-backed securities:
Agency	2	2,045	49	—	—	—	2	2,045	49
Collateralized mortgage obligations:
Agency	3	3,835	8	1	789	4	4	4,624	12
Private-label	—	—	—	2	496	19	2	496	19

Total temporarily impaired held-to-maturity securities	6	7,867	70	3	1,285	23	9	9,152	93

Total temporarily impaired securities	15	$16,812	$335	23	$12,677	$8,400	38	$29,489	$8,735

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

For debt securities that are not deemed to be credit impaired, management performs additional analysis to assess whether it intends to sell or would more-likely-than-not be required to sell the investment before the expected recovery of the amortized cost basis. Management has no intent to sell and believes it is more-likely-than-not that it will not be required to sell the investment before recovery of its amortized cost basis.

Similarly, for equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to amortized cost. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings.

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of December 31, 2011.

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at December 31, 2011 were thirteen different trust preferred offerings with an aggregate fair value of $8.0 million, of which twelve had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $6.1 million at December 31, 2011. Due to dislocations in the credit markets broadly, and the lack of trading and new issuances in trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on pooled trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represents the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries. Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). During the three months ended December 31, 2011, the Company did not incur any impairment charges to earnings on trust preferred debt securities. During the three months ended December 31, 2010, the Company recognized in earnings impairment charges of $947,000 on five investments in pooled trust preferred securities resulting from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and believes it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

Equity Securities in Financial Institutions

At December 31, 2011 the Company had $901,000 of unrealized losses on equity securities in financial institutions. These securities represent investments in common equity offerings of five financial institutions with an aggregate fair value of $1.2 million. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. During the three months ended December 31, 2011, the Company did not incur any impairment charges to earnings on equity securities in financial institutions. During the three months ended December 31, 2010, the Company recognized in earnings impairment charges of $87,000 on one investment in common stock of a local financial institution resulting from the duration and extent to which the market value has been less than the cost and the performance of the financial institution over the past two years. Based on the Company’s detailed analysis, and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, the Company does not consider these assets to be other-than-temporarily impaired at December 31, 2011. However, continued price declines could result in a write down of one or more of these equity investments.

Corporate Obligations

Included in corporate obligations in an unrealized loss position at December 31, 2011 were two different securities with an aggregate fair value of $1.3 million. The unrealized loss on these securities amounted to $722,000 at December 31, 2011. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well capitalized as of December 31, 2011 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency. Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011. There were no impairment charges on corporate obligations for the three months ended December 31, 2011 and 2010.

Private-Label Collateralized Mortgage Obligations

Included in private-label collateralized mortgage obligations in an unrealized loss position at December 31, 2011 were four different securities with an aggregate fair value of $1.7 million. The unrealized loss on these securities amounted to $224,000 at December 31, 2011. For the three months ended December 31, 2011 the Company recognized $52,000 of credit impairment losses relating to one private label mortgage-backed security. For the three months ended December 31, 2010, the Company recognized $284,000 in non-credit impairment losses and $42,000 of credit impairment losses relating to this security resulting from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. Based on management’s analysis of the remaining securities, management determined that the price declines are strictly market and spread related and management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and believes it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following is a roll forward for the three months ended December 31, 2011 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(In Thousands)
Credit component of OTTI as of October 1, 2011	$5,001
Additions for credit-related OTTI charges on previously unimpaired securities	—
Additions for credit-related OTTI charges on previously impaired securities	52

Credit component of OTTI as of December 31, 2011	$5,053

(7) Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 and September 30, 2011 (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2011
Residential loans	$1,670	$115,167	$116,837
Commercial real estate loans
Non owner-occupied	5,732	51,168	56,900
All other commercial real estate	4,382	20,980	25,362
Construction loans
Residential construction loans	—	6,524	6,524
Commercial construction loans	1,476	11,349	12,825
Home equity loans	211	64,853	65,064
Consumer loans	—	2,524	2,524
Commercial business and lease loans	2,143	64,583	66,726

Total	$15,614	$337,148	$352,762

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
September 30, 2011
Residential loans	$1,666	$116,802	$118,468
Commercial real estate loans
Non owner-occupied	9,487	51,153	60,640
All other commercial real estate	7,176	15,005	22,181
Construction loans
Residential construction loans	—	7,236	7,236
Commercial construction loans	1,515	13,356	14,871
Home equity loans	213	66,474	66,687
Consumer loans	—	2,510	2,510
Commercial business and lease loans	1,858	57,597	59,455

Total	$21,915	$330,133	$352,048

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is made up of fixed rate and adjustable rate single-family amortizing term loans, which are primarily first liens. The commercial real estate (“CRE”) loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include multifamily structures and owner-occupied commercial structures. The construction loan segment is further disaggregated into two classes. One to four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing. If the estimate of construction cost proves to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. The commercial business and lease loan segment consists of loans made for the purpose of financing the activities of commercial customers. The home equity loan segment consists primarily of home equity loans, which are generally second liens. The consumer loan segment consists of motor vehicle loans, savings account loans, personal lines of credit, overdraft loans, other types of secured consumer loans, and unsecured personal loans.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011 and September 30, 2011 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2011
Residential loans	$9	$1	$1,661	$1,670	$1,670
Commercial real estate loans
Non owner-occupied	3,350	18	2,382	5,732	5,841
All other commercial real estate	2,034	774	2,348	4,382	4,382
Commercial construction loans	—	—	1,476	1,476	1,476
Home equity loans	—	—	211	211	211
Commercial business and lease loans	2,100	900	43	2,143	2,143

Total impaired loans	$7,493	$1,693	$8,121	$15,614	$15,723

September 30, 2011
Residential loans	$—	$—	$1,666	$1,666	$1,666
Commercial real estate loans
Non owner-occupied	7,742	993	1,745	9,487	10,181
All other commercial real estate	4,746	910	2,430	7,176	7,278
Commercial construction loans	—	—	1,515	1,515	1,515
Home equity loans	—	—	213	213	213
Commercial business and lease loans	1,344	601	514	1,858	1,858

Total impaired loans	$13,832	$2,504	$8,083	$21,915	$22,711

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

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis
Residential loans	$1,668	$—	$22	$93	$—	$—
Commercial real estate loans
Non owner-occupied	7,610	11	59	7,047	—	96
All other commercial real estate	5,779	—	55	9,544	—	114
Commercial construction loans	1,496	—	12	—	—	—
Home equity loans	212	—	3	—	—	—
Commercial business and lease loans	2,000	3	25	1,139	1	18

Total impaired loans	$18,765	$14	$176	$17,823	$1	$228

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of December 31, 2011 and September 30, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial real estate loans
Non owner-occupied	$48,252	$6,228	$2,420	$—	$56,900
All other commercial real estate	20,125	—	5,237	—	25,362
Construction loans
Residential construction loans	6,524	—	—	—	6,524
Commercial construction loans	11,349	—	1,476	—	12,825
Commercial business and lease loans	64,239	457	2,027	3	66,726

Total	$150,489	$6,685	$11,160	$3	$168,337

September 30, 2011
Commercial real estate loans
Non owner-occupied	$48,237	$6,221	$6,182	$—	$60,640
All other commercial real estate	14,142	—	8,039	—	22,181
Construction loans
Residential construction loans	7,236	—	—	—	7,236
Commercial construction loans	13,356	—	1,515	—	14,871
Commercial business and lease loans	57,251	458	1,736	10	59,455

Total	$140,222	$6,679	$17,472	$10	$164,383

The following table presents (in thousands) the classes of the loan portfolio for which loan performance is the primary credit quality indicator.

	Residential Loans	Home Equity Loans	Consumer Loans	Total
December 31, 2011
Performing loans	$115,563	$64,646	$2,521	$182,730
Non-performing loans	1,274	418	3	1,695

Total	$116,837	$65,064	$2,524	$184,425

September 30, 2011
Performing loans	$116,704	$65,961	$2,510	$185,175
Non-performing loans	1,764	726	—	2,490

Total	$118,468	$66,687	$2,510	$187,665

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2011 and September 30, 2011 (in thousands):

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2011
Residential loans	$111,952	$1,867	$1,744	$—	$3,611	$1,274	$116,837
Commercial real estate loans
Non owner-occupied	47,803	3,200	2,937	926	7,063	2,034	56,900
All other commercial real estate	20,808	1,766	647	—	2,413	2,141	25,362
Construction loans
Residential construction loans	5,942	582	—	—	582	—	6,524
Commercial construction loans	7,025	1,601	—	4,199	5,800	—	12,825
Home equity loans	63,278	301	424	643	1,368	418	65,064
Consumer loans	2,420	55	25	21	101	3	2,524
Commercial business and lease loans	62,953	537	863	1,182	2,582	1,191	66,726

Total	$322,181	$9,909	$6,640	$6,971	$23,520	$7,061	$352,762

September 30, 2011
Residential loans	$112,633	$3,088	$983	$—	$4,071	$1,764	$118,468
Commercial real estate loans
Non owner-occupied	52,146	1,041	749	2,306	4,096	4,398	60,640
All other commercial real estate	19,387	2,220	574	—	2,794	—	22,181
Construction loans
Residential construction loans	7,236	—	—	—	—	—	7,236
Commercial construction loans	13,231	—	—	1,640	1,640	—	14,871
Home equity loans	64,904	197	315	545	1,057	726	66,687
Consumer loans	2,450	52	4	4	60	—	2,510
Commercial business and lease loans	55,900	2,048	447	1,051	3,546	9	59,455

Total	$327,887	$8,646	$3,072	$5,546	$17,264	$6,897	$352,048

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2011. Activity in the allowance is presented for the three months ended December 31, 2011 and December 31, 2010 (in thousands):

	Three months ended December 31, 2011
	Residential Loans	Commercial Real Estate Loans	Installment Loans	Commercial Business and Lease Loans	Unallocated	Total
ALLL balance at September 30, 2011	$395	$2,904	$396	$1,947	$121	$5,763
Charge-offs	(76)	(1,544)	(7)	—	—	(1,627)
Recoveries	—	189	2	80	—	271
Provision	69	283	(3)	122	(121)	350

ALLL balance at December 31, 2011	$388	$1,832	$388	$2,149	$—	$4,757

Individually evaluated for impairment	$1	$792	$—	$900	$—	$1,693

Collectively evaluated for impairment	$387	$1,040	$388	$1,249	$—	$3,064

	Three months ended December 31, 2010
	Residential Loans	Commercial Real Estate Loans	Construction Loans	Installment Loans	Commercial Business and Lease Loans	Total
ALLL balance at September 30, 2010	$236	$3,255	$45	$371	$1,914	$5,821
Charge-offs	(13)	(69)	—	(32)	(50)	(164)
Recoveries	—	—	—	4	3	7
Provision	—	200	—	—	100	300

ALLL balance at December 31, 2010	$223	$3,386	$45	$343	$1,967	$5,964

Individually evaluated for impairment	$—	$1,256	$—	$—	$363	$1,619

Collectively evaluated for impairment	$223	$2,130	$45	$343	$1,604	$4,345

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

The Company’s loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. At December 31, 2011 the Company had one home equity loan totaling $60,000 that is “TDR” and is classified as nonperforming. All other “TDRs” are making payments in accordance with the new loan agreements. There are no commitments to lend additional funds to these borrowers. At December 31, 2010 the Company did not have any “TDRs” that were classified as nonperforming.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment of class of loan, as applicable, through a charge-off to the allowance. Segment and class status is determined by the loan’s classification at origination. As of December 31, 2011 a specific reserve of $15,000 has been established against one commercial real estate loan and one residential loan modified in a troubled debt restructuring. At December 31, 2010 a specific reserve of $142,000 had been established against one commercial real estate loan modified in a troubled debt restructuring.

Loan modifications that are considered “TDRs” completed during the three months ended December 31, 2011 consisted of one residential loan. This residential loan had a pre-modification and post-modification outstanding recorded investment of $9,000. There were no loan modifications completed during the three months ended December 31, 2010. As of December 31, 2011 and 2010, none of the loan modifications classified as “TDRs” subsequently defaulted.

(8) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of December 31, 2011.

Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract involving the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income (AOCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of December 31, 2011, the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at December 31, 2011 is being utilized to hedge $7.5 million in floating rate-preferred securities. Below is a summary of the interest rate swap contract and the terms at December 31, 2011:

	Notional	Pay	Receive	Maturity	Unrealized
(Dollars in thousands)	Amount	Rate	Rate(*)	Date	Gain	Loss
Cash flow hedge	$7,500	5.32%	1.91%	12/15/2012	$—	$252

(*)	Variable receive rate based upon contract rates in effect at December 31, 2011.

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three months ended December 31, 2011 and 2010 the Company recorded a loss of $2,000 and a gain of $10,000, respectively, relating to this contract. As of December 31, 2011, the notional amount of the customer-related interest rate derivative financial instrument was $945,000, compared to $963,000 at December 31, 2010.

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

	Three Months Ended	Three Months Ended
(Dollars in thousands)	December 31, 2011	December 31, 2010
Net income (loss)	$565	$(135)
Comprehensive gain on cash flow hedges net of tax of $25 in 2011 and $27 in 2010	50	53
Comprehensive gain (loss) on investment securities, net of tax of $194 in 2011 and ($539) in 2010	376	(1,046)
Reclassification adjustment on investment securities, net of tax of $23 in 2011 and $28 in 2010	43	54
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings, net of tax of $0 in 2011 and ($173) in 2010	—	(335)
Reclassification adjustment for other-than-temporary impairment losses on debt securities, net of tax of $17 in 2011 and $337 in 2010	35	653

Total comprehensive income (loss)	$1,069	$(756)

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2011 and September 30, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
	(In Thousands)
As of December 31, 2011
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$29,678	$—	$29,678
Municipal obligations	—	32,122	—	32,122
Corporate obligations	—	3,323	—	3,323
Equity securities in financial institutions	1,584	—	—	1,584
Other equity securities	880	—	—	880
Mutual funds	2,760	—	—	2,760
Trust preferred securities	—	—	8,265	8,265
Mortgage-backed securities:
Agency	—	63,728	—	63,728
Collateralized mortgage obligations:
Agency	—	12,207	—	12,207
Private-label	—	2,151	—	2,151

	$5,224	$143,209	$8,265	$156,698

Residential loans held for sale	$—	$3,693	$—	$3,693

Liabilities:
Derivative instruments	$—	$461	$—	$461

	Level I	Level II	Level III	Total
	(In Thousands)
As of September 30, 2011
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$39,794	$—	$39,794
Municipal obligations	—	31,828	—	31,828
Corporate obligations	—	3,215	—	3,215
Equity securities in financial institutions	1,501	—	—	1,501
Other equity securities	944	—	—	944
Mutual funds	2,737	—	—	2,737
Trust preferred securities	—	—	7,950	7,950
Mortgage backed securities:
Agency	—	68,093	—	68,093
Collateralized mortgage obligations:
Agency	—	12,419	—	12,419
Private Label	—	2,309	—	2,309

	$5,182	$157,658	$7,950	$170,790

Residential loans held for sale	$—	$1,837	$—	$1,837

Liabilities:
Derivative instruments	$—	$532	$—	$532

The Company’s Level III investments at December 31, 2011, represent eighteen different trust preferred offerings with an aggregate fair value of $8.3 million, of which twelve had floating rates based on LIBOR at December 31, 2011. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in trust preferred securities, market price indications generally reflect the lack of liquidity in the market. For further information relating to the Company’s Level III trust preferred securities, reference footnote 6, “Securities”, on pages 14 through 21.

The following table presents the changes in the Level III fair value category for the three months ended December 31, 2011. The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale (In Thousands)

Beginning balance October 1, 2011	$7,950
Impairment charge on securities	—
Net change in unrealized loss on securities available-for-sale	363
Purchases, issuances, calls, and settlements	—
Paydowns on securities	(50)
Amortization	2
Transfers in and/or out of Level III	—

Ending balance December 31, 2011	$8,265

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2011 and September 30, 2011 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	(In Thousands)
As of December 31, 2011
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$4,836	$9,085	$13,921
Foreclosed real estate, net	—	7,438	—	7,438

	$—	$12,274	$9,085	$21,359

	Level I	Level II	Level III	Total
	(Dollar amounts in thousands)
As of September 30, 2011
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$6,549	$12,862	$19,411
Foreclosed real estate, net	—	3,125	—	3,125

	$—	$9,674	$12,862	$22,536

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$7,083	$7,083	$7,035	$7,035
Interest bearing demand deposits with other institutions	23,690	23,690	17,821	17,821
Securities available-for-sale	156,698	156,698	170,790	170,790
Securities held-to-maturity	75,919	77,402	80,423	82,036
Loans receivable, net (including loans held for sale)	351,698	354,770	348,122	353,286
Federal Home Loan Bank stock	7,764	7,764	8,173	8,173
Accrued interest receivable	2,267	2,267	2,382	2,382

Financial liabilities:
Deposits	455,453	458,895	446,102	449,904
Securities sold under agreements to repurchase	74,486	79,292	76,373	82,006
Short-term borrowings	—	—	302	302
Long-term debt	65,000	69,485	80,000	84,744
Subordinated debt	7,732	7,732	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,265	2,265	1,212	1,212
Accrued interest payable	770	770	843	843
Interest rate swap contracts	461	461	532	532

(12) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments beginning with the dividend payment that would have been payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended at that time. However, on October 20, 2010, the FHLB repurchased approximately $200 million in excess capital stock held by its members. The amount of excess stock repurchased from each member was the lesser of 5% of the member’s total capital stock outstanding or its excess capital stock outstanding. Similar repurchases were made on February 22, 2011, April 28, 2011, July 29, 2011, and October 28, 2011. The Bank’s investment in the FHLB of Pittsburgh was $7.8 million at December 31, 2011 and is valued at the par issue amount of $100 per share.

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

The Series B Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.14) declared on the Common Stock prior to the issuance date. The Company may redeem the Series B Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends, subject to the concurrence of the Treasury and its federal banking regulators.

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

Critical Accounting Policies

Note 1 on pages 61 through 70 of the Company’s 2011 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, income taxes, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 7, “Loans Receivable and Related Allowance for Loan Losses”, on pages 21 through 28 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on page 48 of the Company’s 2011 Annual Report to Shareholders. Please refer to the discussion of other-than-temporary impairment in Note 6, “Securities”, on pages 14 through 21 above and in Note 2, “Securities”, on pages 71 through 78 of the Company’s 2011 Annual Report to Shareholders. Please refer to the discussion of income taxes on page 44 below and in Note 10, “Income Taxes”, on pages 94 through 96 of the Company’s 2011 Annual Report to Shareholders. Stock based compensation expense is reported in net income utilizing the fair value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on page 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 13, “Stock Option Plans”, on pages 99 through 100 of the Company’s 2011 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company decreased $6.0 million, or 0.90%, to $660.9 million at December 31, 2011 from $666.9 million at September 30, 2011. Significant changes in individual categories include decreases in securities available-for-sale of $14.1 million and securities held-to-maturity of $4.5 million, offset by increases in cash and cash equivalents of $5.9 million and foreclosed real estate of $4.3 million. The decrease in securities available-for-sale and held-to-maturity are a result of maturities and repayments. The increase in cash and cash equivalents is a result of an increase in maturities and repayments of loans and securities. The increase in foreclosed real estate is a result of one large commercial real estate property that was acquired.

Total liabilities of the Company decreased $7.0 million, or 1.1%, to $609.5 million at December 31, 2011 from $616.4 million at September 30, 2011. The decrease is primarily due to a decrease in long-term debt of $15.0 million, partially offset by an increase in deposits of $9.4 million. The decrease in long-term debt is a result of the maturities of two long-term advances. The increase in deposits reflects management’s ongoing efforts to attract and retain deposits.

Stockholders’ equity increased slightly to $51.4 million at December 31, 2011, compared to $50.5 million at September 30, 2011. This result reflects total comprehensive income for the three-month period ended December 31, 2011 of $1.1 million; stock issued under the Dividend Reinvestment Plan of $4,000; stock-based compensation expense of $6,000; and stock options exercised of $7,000. Offsetting these increases were common and preferred stock cash dividends paid of $148,000. On December 12, 2008, the Company sold $7.0 million in preferred stock to the U.S. Department of Treasury as a participant in the federal government’s TARP Capital Purchase Program. In connection with the investment, the Company also issued a ten-year warrant to the Treasury which permits the Treasury to purchase up to 121,387 shares of its common stock at an exercise price of $8.65 per share. The Series B Preferred Stock will pay dividends at the rate of 5% per annum until the fifth anniversary of issuance and, unless redeemed earlier, at the rate of 9% thereafter. Approximately $3.4 million of the balances in retained earnings as of December 31, 2011 and September 30, 2011 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $7.0 million and $5.5 million of accruing loans at December 31, 2011 and September 30, 2011, respectively, that were more than 90 days past due but were otherwise performing in accordance with their terms. Included in the $7.0 million are $4.2 million of commercial construction loans, $1.1 million of commercial business loans, and $260,000 of commercial real estate loans that have reached their maturity dates and are in the process of renewing or payoff.

	December 31, 2011	September 30, 2011
	(Dollars in Thousands)
Non-accrual residential real estate loans (one-to-four family)	$1,274	$1,764
Non-accrual construction, multi-family residential and commercial real estate loans	4,175	4,398
Non-accrual installment loans	421	726
Non-accrual commercial business loans	1,191	9

Total non-performing loans	$7,061	$6,897

Total non-performing loans as a percent of net loans receivable	2.03%	1.99%

Total foreclosed real estate	$7,438	$3,125

Total non-performing loans and foreclosed real estate as a percent of total assets	2.19%	1.50%

Included in non-performing loans at December 31, 2011 are sixteen single-family residential real estate loans totaling $1.3 million, two commercial real estate loans totaling $4.2 million, sixteen installment loans totaling $421,000, and seven commercial business loans totaling $1.2 million. Non-performing loans increased $164,000 to $7.1 million at December 31, 2011 from $6.9 million at September 30, 2011. The increase was primarily attributed to six non-accrual commercial business loans added during the quarter, which was offset by decreases in non-accrual installment loans and non-accrual residential real estate loans.

At December 31, 2011, the Company had an allowance for loan losses of $4.8 million or 1.4% of gross loans receivable, as compared to an allowance of $5.8 million or 1.6% of gross loans receivable at September 30, 2011. The allowance for loan losses equals 67.4% of non-performing loans at December 31, 2011 compared to 83.6% at September 30, 2011. The level of the allowance for loan losses as a percentage of non-performing loans reflects the concentration of non-performing loans in the commercial real estate category, most of which are collateral-dependent loans that do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles (see Footnote 7). Management believes the balance in the allowance for loan losses is adequate based on its analysis of quantitative and qualitative factors as of December 31, 2011. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and believes that the allowance for losses on loans at December 31, 2011 is reasonable. See also “Provision for Loan Losses” on page 42. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three Months Ended December 31, 2011 and 2010

Net Income (Loss)

The Company recorded net income for the three months ended December 31, 2011 of $565,000 and net income available to common stockholders of $462,000 or $0.15 per diluted common share compared to a net loss of $135,000 and net loss available to common stockholders of $238,000 or $(0.08) per diluted common share for the same period in 2010. The $700,000 increase in earnings primarily reflects an increase in other income of $1.1 million and a decrease in operating expenses of $115,000, partially offset by a decrease in net interest income of $86,000, an increase in the provision for loan losses of $50,000, and an increase in income tax provision of $367,000. Included in other income for the three months ended December 31, 2011 were other-than-temporary impairment charges (“OTTI”) of $52,000 compared to $1.1 million recognized in the prior year period.

The Company’s net income (loss) available to common stockholders and diluted earnings per common share for the three months ended December 31, 2011 and 2010 reflects the impact of $103,000 of preferred stock dividends and discount accretion each period.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, increased to 2.23% (annualized) in the three months ended December 31, 2011 from 2.14% (annualized) in the same period in 2010. The increase in interest rate spread for the three-month period ended December 31, 2011 is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The decrease in average rate paid on interest-bearing liabilities reflects the repayment of higher rate long-term debt and structured wholesale borrowings between the periods. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended December 31,
	2011	2010
Average yield on:
Mortgage loans	5.47%	5.68%
Mortgage-backed securities	2.32	2.82
Installment loans	5.14	5.38
Commercial business loans and leases	4.38	4.77
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	3.03	2.76

Total interest-earning assets	4.12	4.31

Average rates paid on:
Deposits	1.05	1.18
Securities sold under agreement to repurchase	4.68	4.69
Short-term borrowings	—	0.22
Long-term debt	3.22	3.38
Subordinated debt	5.28	5.28

Total interest-bearing liabilities	1.90	2.17

Average interest rate spread	2.23%	2.14%

Net yield on interest-earning assets	2.43%	2.36%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $326,000 and $396,000 and the yield was 3.91% and 4.09%, prior to adjusting for federal income tax for the three months ended December 31, 2011 and 2010, respectively.

Interest Income

Interest on loans decreased $521,000 or 10.1% to $4.6 million for the three months ended December 31, 2011, compared to $5.1 million in the same period in 2010. The decrease reflects both a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. For the three-month period ended December 31, 2011, the average outstanding loan balances decreased $21.0 million or 5.6% and the average yield decreased by 26 basis points from 5.47% in the prior period to 5.21% in the current period. The average loan balances continued to decrease primarily due to increases in principal repayments mainly caused by customers refinancing their mortgage loans. Also, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans that it originates, for asset/liability purposes.

Interest on mortgage-backed securities increased $34,000 or 4.7% to $753,000 for the three-month period ended December 31, 2011, compared to $719,000 in the same period in 2010. The increase reflects an increase in the average balance of mortgage-backed securities owned, partially offset by a decrease in the average yield earned on the portfolio. The average balance of mortgage-backed securities increased $27.8 million or 27.2% and the average yield decreased by 50 basis points from 2.82% in the prior period to 2.32% in the current period. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $186,000 or 17.0% to $910,000 for the three months ended December 31, 2011, as compared to $1.1 million in the same period in 2010. The decrease reflects a decrease in the average balance of investment securities in the portfolio, partially offset by an increase in the average tax-equivalent yield earned. The average balance of interest-bearing demand deposits with other institutions and investment securities decreased $45.5 million or 24.5% and the average tax-equivalent yield increased by 27 basis points from 2.76% in the prior period to 3.03% in the current period. The lower average balance was primarily related to repayments, calls and maturities of investment securities. The increase in the yields is a result of income from discounts on investments for called securities.

Interest Expense

Interest on deposits decreased $135,000 or 11.5% to $1.0 million for the three-month period ended December 31, 2011, as compared to $1.2 million during the same period in 2010. The decrease reflects a slight decrease in the average balance of deposits and a decrease in the average cost of the deposits. The average balance of deposits decreased $736,000 or 0.2% and the average cost decreased by 13 basis points from 1.18% in the prior period to 1.05% in the current period. The Company manages its cost of interest bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and subsequently adjusting rates accordingly.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $377,000 or 29.7% to $894,000 for the three-month period ended December 31, 2011, as compared to $1.3 million during the same period in 2010. The decrease reflects both a slight decrease in the cost of these funds and a lower level of average securities sold under agreement to repurchase. The average balance of securities sold under agreement to repurchase decreased $31.7 million or 29.5% and the average cost decreased by 1 basis point from 4.69% in the prior period to 4.68% in the current period. The Bank had $65.0 million and $95.0 million of wholesale structured borrowings outstanding at December 31, 2011 and 2010, respectively.

Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $74,000 or 10.9% to $608,000 for the three-month period ended December 31, 2011, as compared to $682,000 in the same period in 2010. The decrease reflects both a decrease in the average balance of the debt and a decrease in the average cost of the debt. The average balance of long-term debt decreased $5.1 million or 6.4% and the average cost decreased by 16 basis points from 3.38% in the prior period to 3.22% in the current period. The decrease in the average balance and average cost reflects the Company’s decision to de-leverage the balance sheet and was accomplished by using its excess cash to pay off higher rate long-term debt that has matured between the periods.

Net Interest Income

The Company’s net interest income decreased $86,000 or 2.3% to $3.6 million, for the three-month period ended December 31, 2011, as compared to $3.7 million in the same period in 2010. The decrease in net interest income reflects interest income decreasing more than interest expense. Interest income decreased $672,000 or 9.7% to $6.3 million as compared to $7.0 million in the same period in 2010. The decrease reflects both a decrease in the average balance of interest earning assets and a decrease in the yields earned on these assets. Interest expense decreased $586,000 or 18.1% to $2.6 million as compared to $3.2 million in the same period in 2010. The decrease reflects both a decrease in the average balance of interest-bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. For the three months ended December 31, 2011 and 2010 the ratio of average interest-earning assets to average interest-bearing liabilities was 113.0% and 112.3%, respectively.

Provision for Loan Losses

The provision for loan losses was $350,000 and $300,000 for the three-month periods ended December 31, 2011 and 2010, respectively. At December 31, 2011, the allowance for loan losses decreased to $4.8 million from $5.8 million at September 30, 2011. Net loan charge-offs were $1.4 million for the three months ended December 31, 2011 as compared to net loan charge-offs of $157,000 for the three months ended December 31, 2010. The increase in net charge-offs for the current three-month period was primarily due to net write-downs of $1.4 million of a commercial real estate property acquired through foreclosure during the current period.

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

Non-interest Income

Non-interest income increased to $1.1 million for the three-month period ended December 31, 2011 compared to $28,000 in the same period in 2010. Excluding OTTI charges of $52,000 and $1.1 million and gains on the sales of securities of $66,000 and $5,000 for the three months ended December 31, 2011 and 2010, respectively, total non-interest or other income remained relatively unchanged at $1.1 million for the three month periods ended December 31, 2011 and 2010.

Impairment charges on securities were $52,000 and $1.1 million for the three months ended December 31, 2011 and 2010, respectively. The impairment charges for the current three-month period relate to one private label mortgage-backed security. The private label mortgage-backed security impairment charge resulted from a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. The impairment charges for the prior three-month period relate to the Company’s investments in five pooled trust preferred securities, one private label mortgage-backed security, and common stock of a local financial institution. At December 31, 2011, the Company had holdings in eighteen different trust preferred offerings with a book value of $14.4 million. The unrealized loss on these securities amounted to $6.1 million at December 31, 2011.

Loan service charges and fees, which includes late charges on loans and other miscellaneous loan fees, decreased $12,000 or 5.2% to $220,000 for the three months ended December 31, 2011 as compared to $232,000 during the same period in 2010. The decrease is primarily attributed to a decrease in title insurance income, partially offset by an increase in non-deferred loan fees.

The Company recognized $66,000 and $5,000 in net realized gains on the sales of securities for the three months ended December 31, 2011 and 2010, respectively. The current period sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

Gains on the sales of loans were $156,000 and $152,000 for the three-month periods ended December 31, 2011 and 2010, respectively. The three-month period ended December 31, 2011 results reflect the sale of approximately $8.6 million of fixed-rate, single-family mortgage loans, compared to $8.3 million of similar loan sales during the prior year period. Due to the low interest rate environment, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans it originates.

Deposit service charges and fees increased to $313,000 for the three-month period ended December 31, 2011 as compared to $305,000 during the same period in 2010. The increase is attributed to an increase in the net volume of fees collected for returned checks.

Automated teller machine (ATM) fees increased to $256,000 for the three-month period ended December 31, 2011 as compared to $241,000 during the same period in 2010. The increase is attributed to an increase in the interchange fees earned on debit card transactions due to an increase in the volume of these transactions.

Non-insured investment product income decreased to $48,000 for the three-month period ended December 31, 2011 as compared to $52,000 during the same period in 2010. The decrease is primarily attributed to a slight decrease in the commissions earned on the sales of these products.

Other income increased to $47,000 for the three-month period ended December 31, 2011 as compared to $41,000 for the same period in 2010. The increase is primarily attributable to an increase in other non-operating income, which is partially offset by a decrease in rental income.

Non-interest Expense

Total non-interest expense for the three-month period ended December 31, 2011 decreased $115,000, or 3.0%, to $3.7 million, as compared to $3.8 million for the same period in 2010. The decrease is primarily attributed to a decrease in compensation and benefits expense and a decrease in federal deposit insurance premiums, partially offset by an increase in office occupancy and equipment expense.

Compensation and benefits expense was $2.1 million for the three-month period ended December 31, 2011, as compared to $2.2 million for the same period in 2010. The decrease is attributed to a decrease in retirement fund expense and a decrease in commission expense, offset partially by an increase in salary expense. The decrease in retirement fund expense is attributed to an accrual adjustment posted in the prior period to fulfill the contributions made to the Employee Stock Ownership Plan in December 2010; there were no similar adjustments made in the current period. The decrease in commissions expense is primarily attributable to the Bank selling more residential loans in the secondary market as opposed to putting a larger percentage of its residential loan originations into the portfolio. The residential loan officers get paid a higher commission for loan originations that are kept in the portfolio as compared to loans sold in the secondary market.

Office occupancy and equipment expense increased to $263,000 for the three-month period ended December 31, 2011 as compared to $227,000 during the same period in 2010. The increase is primarily attributable to an increase in rent expense, as a full quarter was recognized for the McCandless Crossing branch for the current period as opposed to a partial amount for the prior period.

Depreciation and amortization expense decreased to $138,000 for the three-month period ended December 31, 2011 as compared to $142,000 during the same period in 2010. The decrease is attributed to depreciation on furniture and fixtures, as items depreciating in the prior period were fully depreciated in the current period.

Professional fees decreased to $116,000 for the three-month period ended December 31, 2011 as compared to $120,000 during the same period in 2010. The decrease is primarily attributed to a decrease in legal fees, partially offset by an increase in audit expense.

Federal deposit insurance premiums decreased to $221,000 for the three-month period ended December 31, 2011 as compared to $297,000 during the same period in 2010. The decrease is primarily due to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which changed how deposit assessments are calculated. Assessments are now based on average consolidated total assets less tangible equity capital of a financial institution as opposed to its domestic deposit base used previously.

Other operating expenses were $610,000 for the three-month period ended December 31, 2011 compared to $597,000 for the same period in 2010. The increase is primarily attributed to an increase in foreclosed real estate write-downs, partially offset by an increase in the profit on sales of foreclosed real estate.

Income Taxes

Total income tax provision was $133,000 for the three months ended December 31, 2011 as compared to a benefit of $234,000 for the same period in 2010. The tax benefit for the prior period was significantly impacted by the OTTI charges during the period. The OTTI charges recorded in the prior period caused pre-tax income to be lower than tax-exempt income; therefore a tax benefit was recorded. Tax-exempt income includes: income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended December 31, 2011 was $1.4 million and $313,000, respectively, compared to $1.6 million and $372,000, respectively, for the three-month period ended December 31, 2010.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At December 31, 2011, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.14% and total risk-based capital as a percentage of risk-weighted assets of 14.31%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At December 31, 2011, the Company had a leverage ratio of 8.18%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At December 31, 2011, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.76% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At December 31, 2011, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.61%.

Liquidity

The Company’s Asset Liability Committee (“ALCO”) is responsible for monitoring liquidity risk and implementing strategies to ensure it has sufficient sources of funds to meet customers’ withdrawals of deposits and borrowing needs. ALCO also reviews liquidity contingency funding reports that reflect possible liquidity stress due to unanticipated funding or market limitations. The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At December 31, 2011, the total of approved loan commitments amounted to $6.9 million. In addition, the Company had $10.1 million of undisbursed loan funds at that date. The amount of savings certificates, which mature during the next twelve months totals approximately $100.1 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company. At December 31, 2011, the Bank’s maximum borrowing capacity at the FHLB was $95.4 million and $5 million was available on a fed funds facility with a correspondent bank. At December 31, 2011, the market value of investment securities available for pledging purposes was approximately $84.3 million.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	December 31, 2011	September 30, 2011
	(in thousands)
Commitments to grant loans	$6,914	$15,375
Unfunded commitments under lines of credit	75,025	80,270
Financial and performance standby letters of credit	1,026	592

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of December 31, 2011 for guarantees under standby letters of credit issued is not material.

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

Part II - Other Information

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

(a) Not applicable

(b) Not applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Report.

3.1	Articles of Incorporation (1)

3.2	Amended Bylaws (14)

3.3	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (15)

4.1	Common Stock Certificate (1)

4.2	Rights Agreement dated as of June 30, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)

4.3	Amendment No. 1 to Rights Agreement (4)

4.4*	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.5*	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators

4.6*	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.7	Form of Certificate for the Series B Preferred Stock (15)

4.8	Warrant for Purchase of Shares of Common Stock (15)

10.1	Employee Stock Ownership Plan, as amended (1)

10.4	1997 Employee Stock Compensation Program (6)

10.6	1998 Group Term Replacement Plan (7)

10.8	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)

10.9	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)

10.10	Salary Continuation Plan Agreement with Lisa L. Griffith (2)

10.11	1998 Stock Compensation Plan (8)

10.12	2000 Stock Compensation Plan (9)

10.13	2001 Stock Compensation Plan (10)

10.14	2002 Stock Compensation Plan (11)

10.15	2005 Stock-Based Incentive Plan (12)

10.16	Form of Directors Indemnification Agreement (13)

10.17	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)

10.18	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)

10.19	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)

10.20	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)

10.21	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)

10.22	Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (15)

10.23	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

10.24	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101**	Interactive Data Files

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(1)	Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).

(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed June 30, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.
(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed December 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date: February 14, 2012	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: February 14, 2012	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer