Form 10-Q
period 2012-03-31
FIDELITY BANCORP INC
filed 2012-05-15
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,068,008 shares, par value $0.01, at April 30, 2012.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	March 31,	September 30,
	2012	2011
Assets
Cash and due from banks	$8,097	$7,035
Interest-bearing demand deposits with other institutions	31,277	17,821

Cash and Cash Equivalents	39,374	24,856

Securities available-for-sale (amortized cost of $163,056 and $174,069)	161,517	170,790
Securities held-to-maturity (fair value of $79,995 and $82,036)	78,656	80,423
Loans held for sale	2,112	1,837
Loans receivable, net of allowance of $3,856 and $5,763	339,226	346,285
Foreclosed real estate, net	7,164	3,125
Federal Home Loan Bank stock, at cost	7,376	8,173
Office premises and equipment, net	9,492	9,691
Accrued interest receivable	2,183	2,382
Bank owned life insurance	5,934	5,822
Goodwill	2,653	2,653
Deferred tax assets	6,717	7,425
Other assets	3,418	3,453

Total Assets	$665,822	$666,915

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$61,396	$56,370
Interest bearing	410,082	389,732

Total Deposits	471,478	446,102

Securities sold under agreement to repurchase	63,289	76,373
Short-term borrowings	—	302
Long-term debt	65,000	80,000
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,094	1,212
Other liabilities	4,088	4,703

Total Liabilities	613,681	616,424

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,893	6,863
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,678,521 and 3,673,638 shares issued, respectively	37	37
Paid-in-capital	46,655	46,627
Retained earnings	9,936	9,588
Accumulated other comprehensive loss, net of tax	(1,148)	(2,392)
Treasury stock, at cost - 610,513 shares	(10,232)	(10,232)

Total Stockholders’ Equity	52,141	50,491

Total Liabilities and Stockholders’ Equity	$665,822	$666,915

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest income:
Loans	$4,389	$4,880	$9,016	$10,028
Mortgage-backed securities	748	816	1,501	1,535
Investment securities-taxable	519	632	1,090	1,312
Investment securities-tax-exempt	293	382	619	778
Other	16	22	29	41

Total interest income	5,965	6,732	12,255	13,694

Interest expense:
Deposits	1,008	1,097	2,046	2,270
Securities sold under agreement to repurchase	842	1,184	1,736	2,454
Short-term borrowings	1	1	2	2
Long-term debt	516	668	1,123	1,350
Subordinated debt	101	100	204	204

Total interest expense	2,468	3,050	5,111	6,280

Net interest income	3,497	3,682	7,144	7,414

Provision for loan losses	325	300	675	600

Net interest income after provision for loan losses	3,172	3,382	6,469	6,814

Non-interest income:
Other-than-temporary impairment losses	(1,078)	(810)	(1,131)	(2,395)
Non-credit related losses recognized in other comprehensive income	180	531	180	1,039

Net impairment losses recognized in earnings	(898)	(279)	(951)	(1,356)

Loan service charges and fees	167	126	387	358
Realized gain on sales of securities, net	315	580	381	586
Gain on sales of loans	201	76	357	228
Gain on loan interest rate swaps	4	3	2	13
Deposit service charges and fees	284	295	596	600
ATM fees	263	235	518	476
Non-insured investment products	60	54	108	106
Earnings on cash surrender value of life insurance policies	63	62	127	128
Other	236	102	285	143

Total non-interest income	695	1,254	1,810	1,282

Non-interest expense:
Compensation and benefits	2,251	2,163	4,373	4,363
Office occupancy and equipment expense	276	301	539	528
Depreciation and amortization	138	145	275	287
Advertising	100	100	200	200
Professional fees	106	115	222	234
Service bureau expense	153	150	297	297
Federal deposit insurance premiums	220	298	441	594
Other	760	505	1,371	1,102

Total non-interest expense	4,004	3,777	7,718	7,605

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Income (loss) before Provision for (Benefit of) Income Taxes	$(137)	$859	$561	$491
Provision for (Benefit of) Income Taxes	(247)	200	(114)	(34)

Net Income	110	659	675	525
Preferred stock dividend	(88)	(88)	(175)	(175)
Accretion of preferred stock discount	(15)	(15)	(30)	(30)

Net income available to common stockholders	$7	$556	$470	$320

Earnings per share
Basic earnings per common share	$—	$0.18	$0.15	$0.11

Diluted earnings per common share	$—	$0.18	$0.15	$0.11

Dividends per common share	$0.02	$0.02	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$110	$659	$675	$525
Other comprehensive income (loss):
Comprehensive gain on cash flow hedges	52	67	127	147
Tax effect	(18)	(23)	(43)	(50)
Comprehensive gain (loss) on investment securities	666	1,410	1,368	(176)
Tax effect	(226)	(479)	(465)	60
Reclassification adjustment on investment securities	(315)	(580)	(381)	(586)
Tax effect	107	197	129	199
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings	(180)	(531)	(180)	(1,039)
Tax effect	61	181	61	353
Reclassification adjustment for other-than-temporary impairment losses on debt and equity securities	898	279	951	1,356
Tax effect	(305)	(95)	(323)	(460)

Total other comprehensive income (loss)	740	426	1,244	(196)

Total comprehensive income	$850	$1,085	$1,919	$329

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number					Accumulated
	of Common					Other
	Shares	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
	Issued	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at September 30, 2011	3,673,638	$6,863	$37	$46,627	$9,588	$(2,392)	$(10,232)	$50,491

Total comprehensive income					675	1,244		1,919

Accretion of preferred stock discount		30			(30)			—
Cumulative dividends on preferred stock					(175)			(175)
Stock-based compensation expense				10				10
Stock options exercised, no tax benefit	1,166			7				7
Restricted stock issued	2,678
Cash dividends declared					(122)			(122)
Shares issued through Dividend Reinvestment Plan	1,039			11				11

Balance at March 31, 2012	3,678,521	$6,893	$37	$46,655	$9,936	$(1,148)	$(10,232)	$52,141

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$675	$525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	675	600
Provision for depreciation and amortization	275	287
Deferred loan fee amortization	(17)	(88)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	570	500
Realized gains on sales of securities, net	(381)	(586)
Impairment losses on securities	951	1,356
Loans originated for sale	(19,513)	(9,489)
Sales of loans held for sale	19,595	11,515
Net gains on sales of loans	(357)	(228)
Earnings on cash surrender value of life insurance policies	(127)	(128)
Decrease in interest receivable	199	161
Decrease in interest payable	(125)	(88)
(Increase) decrease in prepaid taxes	(269)	24
Noncash compensation expense related to stock benefit plans	10	20
Changes in other assets	375	855
Changes in other liabilities	(362)	(25)

Net cash provided by operating activities	2,174	5,211

Investing Activities:
Proceeds from sales of securities available-for-sale	9,276	22,382
Proceeds from maturities and principal repayments of securities available-for-sale	29,130	18,093
Purchases of securities available-for-sale	(28,520)	(42,787)
Proceeds from maturities and principal repayments of securities held-to-maturity	25,044	24,582
Purchases of securities held-to-maturity	(23,183)	(26,448)
Net decrease in loans	1,853	33,154
Proceeds from sales of foreclosed real estate	430	139
Purchases of office premises and equipment	(76)	(789)
Redemptions of Federal Home Loan Bank (FHLB) stock	797	978

Net cash provided by investing activities	14,751	29,304

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Six Months Ended March 31,
	2012	2011
Financing Activities:
Net increase in deposits	$25,376	$781
Net decrease in retail securities sold under agreement to repurchase	(3,084)	(3,132)
Net decrease in wholesale securities sold under agreement to repurchase	(10,000)	(10,000)
Net (decrease) increase in short-term borrowings	(302)	81
Increase in advance payments by borrowers for taxes and insurance	882	1,007
Repayments of long-term debt	(15,000)	(401)
Cash dividends paid	(297)	(297)
Stock options exercised	7	—
Proceeds from sale of stock through Dividend Reinvestment Plan	11	9

Net cash used in financing activities	(2,407)	(11,952)

Net increase in cash and cash equivalents	14,518	22,563

Cash and cash equivalents at beginning of period	24,856	29,337

Cash and cash equivalents at end of period	$39,374	$51,900

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on deposits and other borrowings	$5,236	$6,368

Income taxes paid	$85	$410

Supplemental Schedule of Noncash Investing and Financing Activities

Transfer of loans to foreclosed real estate	$4,548	$1,050

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

March 31, 2012

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2011. The results for the three and six-month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or any future interim period.

Certain amounts in the fiscal year 2011 financial statements have been reclassified to conform with the fiscal year 2012 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

(3) New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. This ASU did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. The Company has provided the necessary disclosures in Notes (9) and (10).

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Consolidated Statement of Comprehensive Income.

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

(4) Stock Based Compensation

On March 31, 2012, the Company had four share-based compensation plans, for which stock options and restricted stock were outstanding as of March 31, 2012. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $10,000 and $20,000 for the six months ended March 31, 2012 and 2011, respectively.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at December 20, 2011, the Company awarded 2,678 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $23,995. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of March 31, 2012, 24,471 share awards were available for grant under this program.

As of March 31, 2012 there was approximately $32,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the six months ended March 31, 2012 were as follows:

	Options	Weighted- Average Exercise Price Per Share
Outstanding at the beginning of the year	330,652	$15.55
Granted	—	—
Exercised	(1,166)	6.23
Forfeited	(96,550)	16.24

Outstanding as of March 31, 2012	232,936	$15.31

Exercisable as of March 31, 2012	232,936	$15.31

The options outstanding and exercisable as of March 31, 2012 have a weighted average remaining term of 1.7 years.

No options were granted for the six-month period ended March 31, 2012 or 2011.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $8,000 and $14,000 for the six months ended March 31, 2012 and 2011, respectively. For the six months ended March 31, 2012, there were 2,678 shares of restricted stock awarded. The market price of stock on the date of grant was $8.96. For the six months ended March 31, 2011, there were 2,969 shares of restricted stock awarded. The market price of stock on the date of grant was $5.91.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Numerator:
Net income available to common stockholders	$7	$556	$470	$320
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,063	3,057	3,061	3,052
Effect of dilutive securities:
Common stock equivalents	139	11	137	5

Denominator for diluted earnings per share - weighted average shares and assumed conversions	3,202	3,068	3,198	3,057

Basic earnings per common share	$—	$0.18	$0.15	$0.11

Diluted earnings per common share	$—	$0.18	$0.15	$0.11

Options to purchase 190,186 shares of common stock at prices ranging from $13.06 to $21.35 per share were outstanding during the three and six months ended March 31, 2012, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 289,025 shares of common stock at prices ranging from $11.06 to $22.91 per share and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the three and six months ended March 31, 2011, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Securities

The amortized cost and fair value of securities are as follows:

(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
As of March 31, 2012:
U.S. government and agency obligations	$26,164	$396	$25	$26,535
Municipal obligations	29,064	2,016	1	31,079
Corporate obligations	3,490	41	702	2,829
Equity securities in financial institutions	1,544	73	15	1,602
Other equity securities	1,000	—	19	981
Mutual funds	2,755	41	16	2,780
Trust preferred securities	14,162	106	5,848	8,420
Mortgage-backed securities:
Agency	58,190	2,391	7	60,574
Collateralized mortgage obligations:
Agency	24,497	224	64	24,657
Private-label	2,190	26	156	2,060

	$163,056	$5,314	$6,853	$161,517

Held-to-maturity:
As of March 31, 2012:
U.S. government and agency obligations	$26,101	$20	$153	$25,968
Municipal obligations	7,275	388	—	7,663
Mortgage-backed securities:
Agency	7,758	309	51	8,016
Collateralized mortgage obligations:
Agency	36,507	826	13	37,320
Private-label	1,015	13	—	1,028

	$78,656	$1,556	$217	$79,995

(Dollar amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
As of September 30, 2011:
U.S. government and agency obligations	$39,228	$574	$8	$39,794
Municipal obligations	30,086	1,745	3	31,828
Corporate obligations	3,985	75	845	3,215
Equity securities in financial institutions	2,468	46	1,013	1,501
Other equity securities	1,000	—	56	944
Mutual funds	2,697	51	11	2,737
Trust preferred securities	14,405	39	6,494	7,950
Mortgage-backed securities:
Agency	65,533	2,560	—	68,093
Collateralized mortgage obligations:
Agency	12,180	247	8	12,419
Private-label	2,487	26	204	2,309

	$174,069	$5,363	$8,642	$170,790

Held-to-maturity:
As of September 30, 2011:
U.S. government and agency obligations	$17,533	$95	$13	$17,615
Municipal obligations	10,896	360	—	11,256
Mortgage-backed securities:
Agency	8,708	311	49	8,970
Collateralized mortgage obligations:
Agency	41,206	904	12	42,098
Private-label	2,080	36	19	2,097

	$80,423	$1,706	$93	$82,036

The following table presents the amortized cost and fair value of debt securities by contractual maturity dates as of March 31, 2012:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
As of March 31, 2012:
Due in one year or less	$6,586	$6,656	$2,012	$2,023
Due after one year through five years	20,603	21,182	2,773	2,791
Due after five years through ten years	27,127	28,429	21,659	21,860
Due after ten years	103,441	99,887	52,212	53,321

	$157,757	$156,154	$78,656	$79,995

The proceeds from the sale of securities for the three months ended March 31, 2012 and 2011 were $9.3 million and $22.2 million, respectively. Gross gains of $360,000 and $580,000 were realized on sales of securities during the three months ended March 31, 2012 and 2011, respectively. Gross losses of $45,000 and $0 were realized on sales of securities during the three months ended March 31, 2012 and 2011, respectively. The proceeds from the sale of securities for the six months ended March 31, 2012 and 2011 were $9.3 million and $22.4 million, respectively. Gross gains of $426,000 and $586,000 were realized on sales of securities during the six months ended March 31, 2012 and 2011, respectively. Gross losses of $45,000 and $0 were realized on sales of securities during the six months ended March 31, 2012 and 2011, respectively.

The Company recognized other-than-temporary impairment losses on securities of $898,000 and $279,000 for the three-month periods ended March 31, 2012 and 2011, respectively. The impairment charges for the three-month period ended March 31, 2012 relate to the Company’s holdings of a pooled trust preferred security and three common stock holdings of local financial institutions. The impairment charges for the three-month period ended March 31, 2011 relate to the Company’s holdings of a pooled trust preferred security, a single issuer trust preferred security, and a private label mortgage-backed security. The Company recognized other-than-temporary impairment losses on securities of $951,000 and $1.4 million for the six-month periods ended March 31, 2012 and 2011, respectively. The impairment charges for the six-month period ended March 31, 2012 relate to the Company’s holdings of a private label mortgage-backed security, a pooled trust preferred security, and three common stock holdings of local financial institutions. The impairment charges for the six-month period ended March 31, 2011 relate to the Company’s holdings of five pooled trust preferred securities, a single issuer trust preferred security, a private label mortgage-backed security, and common stock of a local financial institution.

At March 31, 2012, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely than-not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or more.

	Less than 12 Months			12 Months or More			Total
As of March 31, 2012: (Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government and agency obligations	2	$4,975	$25	—	$—	$—	2	$4,975	$25
Municipal obligations	1	507	1	—	—	—	1	507	1
Corporate obligations	—	—	—	2	1,293	702	2	1,293	702
Equity securities in financial institutions	—	—	—	1	119	15	1	119	15
Other equity securities	—	—	—	1	981	19	1	981	19
Mutual Funds	—	—	—	1	1,414	16	1	1,414	16
Trust preferred securities	2	402	67	10	7,476	5,781	12	7,878	5,848
Mortgage-backed securities:
Agency	2	5,608	7	—	—	—	2	5,608	7
Collateralized mortgage obligations:
Agency	5	12,063	64	—	—	—	5	12,063	64
Private-label	—	—	—	2	1,285	156	2	1,285	156

Total temporarily impaired available-for-sale securities	12	23,555	164	17	12,568	6,689	29	36,123	6,853

Held-to-maturity:
U.S. government and agency obligations	7	$18,935	$153	—	$—	$—	7	$18,935	$153
Mortgage-backed securities:
Agency	—	—	—	2	1,860	51	2	1,860	51
Collateralized mortgage obligations:
Agency	6	7,510	13	—	—	—	6	7,510	13

Total temporarily impaired held-to-maturity securities	13	26,445	166	2	1,860	51	15	28,305	217

Total temporarily impaired securities	25	$50,000	$330	19	$14,428	$6,740	44	$64,428	$7,070

	Less than 12 Months			12 Months or More			Total
As of September 30, 2011: (Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government and agency obligations	1	$2,081	$8	—	$—	$—	1	$2,081	$8
Municipal obligations	1	509	3	—	—	—	1	509	3
Corporate obligations	—	—	—	2	1,150	845	2	1,150	845
Equity securities in financial institutions	1	264	12	5	1,145	1,001	6	1,409	1,013
Other equity securities	—	—	—	1	944	56	1	944	56
Mutual funds	1	1,388	11	—	—	—	1	1,388	11
Trust preferred securities	3	774	223	10	6,835	6,271	13	7,609	6,494
Collateralized mortgage obligations:
Agency	2	3,929	8	—	—	—	2	3,929	8
Private-label	—	—	—	2	1,318	204	2	1,318	204

Total temporarily impaired available-for-sale securities	9	8,945	265	20	11,392	8,377	29	20,337	8,642

Held-to-maturity:
U.S. government and agency obligations	1	$1,987	$13	—	$—	$—	1	$1,987	$13
Mortgage-backed securities:
Agency	2	2,045	49	—	—	—	2	2,045	49
Collateralized mortgage obligations:
Agency	3	3,835	8	1	789	4	4	4,624	12
Private-label	—	—	—	2	496	19	2	496	19

Total temporarily impaired held-to-maturity securities	6	7,867	70	3	1,285	23	9	9,152	93

Total temporarily impaired securities	15	$16,812	$335	23	$12,677	$8,400	38	$29,489	$8,735

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

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of March 31, 2012.

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at March 31, 2012 were twelve different trust preferred offerings with an aggregate fair value of $7.9 million, all of which had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $5.8 million at March 31, 2012. Due to dislocations in the credit markets broadly, and the lack of trading and new issuances in trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on pooled trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represent the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries.

Prepayment assumptions were also estimated. With these additional assumptions, cash flow projections for both the collateral and the debt obligation were modeled and valued. The fair value of each bond was then determined by discounting the projected cash flows by an adjusted discount rate (adjusted to capture the default risk). Key assumptions in the valuation model are described below:

Discount rate: In accordance with EITF 99-20-b, the discount rate used for impairment testing is the current yield used to accrete the beneficial interest. Specifically, for securities with fixed rate coupons, the discount rate is equal to the bond’s yield to maturity, calculated at the purchase price. For floating rate securities, the discount rate is equal to the bond’s spread to maturity, calculated at the purchase price, plus the forward curve for the benchmark index, which is generally 3-month LIBOR.

Deferrals and defaults: For performing bank issuers, defaults are projected using an internal CAMELS model developed by the third party preparing the valuations. Issuers that have CAMELS ratings of 4 or 5, and fail a second level stress test, are assigned default probabilities of either 50% or 100%. Banks that pass these default thresholds are projected to default at an annual rate of 2% for 2 years, and 36 basis points every year thereafter. Defaults of insurance company and REIT issuers are projected at the average historical rates for their credit ratings. To account for current economic stresses, these default rates are doubled for insurance companies in each of the first two years of the projection. Ratings of CCC- are assigned to unrated issuers, and assume immediate defaults for issuers with ratings below CCC-. The model assumes that all issues in deferral will default immediately, unless they have entered into definitive agreements to either be acquired, or raise material amounts of capital. In addition, there are different recovery assumptions for deferrals and defaults. For collateral issued by failed banks, insurance companies and REITs, a conservative assumption of zero is modeled for recoveries. For deferring bank collateral, recoveries of 10% are assumed to account for the potential for cures, as well to be consistent with the small recoveries historically associated with TruPS. The model incorporates deferrals announced after the balance sheet date into the cash flow projections, to the extent that they are not already contained in the default projections.

Prepayment rate: Generally, TruPS are callable at par after a 5-year lockout. For deals with issues that have high, fixed rate coupons in excess of 8%, or floating rate spreads greater than 300 basis points, it’s assumed that profitable, well capitalized banks will have the economic incentive to call their TruPS within one year. In addition, it’s assumed that banks subject to Dodd-Frank’s phase-out of TruPS from Tier 1 capital will prepay their issues in the middle of 2013. For mezzanine positions, increasing the prepayment assumptions would result in increased credit losses due to the reduction in the excess spread available to service our bonds. For senior positions, the credit effect would be neutral to positive because increases in prepayments would result in faster return of principal and lower aggregate defaults, all else equal. However, the prepayment assumptions did not change during the year.

During the three and six months ended March 31, 2012, the Company recognized in earnings impairment charges of $20,000 on an investment in a pooled trust preferred security. During the three months ended March 31, 2011, the Company recognized in earnings impairment charges of $100,000 on an investment in a pooled trust preferred security and $135,000 on a single issuer trust preferred security. The impairment charges on the pooled trust preferred securities resulted from several factors, including a downgrade on its credit ratings, failure to pass its principal coverage test, indications of a break in yield, and the decline in the net present value of its projected cash flows. The impairment charges on the single issuer trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. During the six months ended March 31, 2011, the Company recognized impairment charges of $1.0 million on five investments in pooled trust preferred securities and $135,000 on a single issuer trust preferred security. The impairment charges on the pooled trust preferred securities resulted from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. The impairment charges on the single issuer trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following table provides additional detail for each trust preferred security in the Company’s portfolio as of March 31, 2012 (Dollars in thousands):

Deal	Type	Class	Moody’s/Fitch Rating	Face Value	Book Value	Fair Value	Unrealized Gain/Loss	A	B	C	D
Alesco XVII	Pooled	B	C/CC	$2,078	$574	$62	$(512)	34	27.24%	13.32%	—
I-PRETSL I	Pooled	A-1	NA/AA	225	225	209	(16)	14	9.26%	9.05%	91.65%
I-PRETSL I	Pooled	B-2	NA/CCC	2,200	2,200	1,408	(792)	14	9.26%	9.05%	21.27%
I-PRETSL III	Pooled	B-2	B2/CCC	5,000	5,000	3,200	(1,800)	22	7.95%	9.31%	28.35%

MM Community Funding	Pooled	B	Ca/C	1,000	390	210	(180)	6	26.12%	-13.40%	—
PRETSL IV	Pooled	Mezzanine	Ca/CCC	244	244	193	(51)	4	2.06%	6.44%	14.23%
PRETSL V	Pooled	Mezzanine	C/D	63	11	6	(5)	0	5.46%	N/A	N/A
PRETSL VIII	Pooled	B-3	C/C	1,334	233	107	(126)	19	42.18%	-6.39%	—
PRETSL XVIII	Pooled	B	Caa3/CC	2,049	2,015	307	(1,708)	49	31.98%	4.06%	—
PRETSL XXI	Pooled	C-2	C/C	1,152	—	23	23	48	27.91%	11.67%	—
PRETSL XXIV	Pooled	D	C/C	1,633	—	—	0	59	34.39%	11.94%	—
Regional Diversified Funding 2004-1	Pooled	B-2	Ca/D	2,513	—	75	75	24	44.86%	9.86%	—

BankAmerica Capital	Single-Issuer	NA	Ba1/BB	1,000	954	701	(253)	NA	NA	NA	NA
Fleet Capital Trust V	Single-Issuer	NA	Ba1/BB	1,000	926	710	(216)	NA	NA	NA	NA
Chase Capital II	Single-Issuer	NA	A2/BBB+	1,000	953	764	(189)	NA	NA	NA	NA

Citigroup Trust Preferred	Single-Issuer	NA	Baa3/BB+	250	250	252	2	NA	NA	NA	NA
Valley National Trust Preferred	Single-Issuer	NA	WR/NA	187	187	193	6	NA	NA	NA	NA

Total					$14,162	$8,420	$(5,742)

A –	Number of Unique, Currently Performing Issuers
B –	Deferrals and Defaults as a Percentage of Original Collateral
C –	Deferrals and Defaults as a Percentage of Currently Performing Collateral. The values in this field represent our estimate of the percentage of currently performing collateral that will default over the life of each deal.
D –	Excess Subordination as a Percentage of Currently Performing Collateral. Excess subordination represents the percentage of currently performing collateral that would need to default/(cure) for a bond to be fully collateralized. Excess subordination is calculated by subtracting the total principal balance of the class being evaluated, and all the classes senior to it, from the total performing collateral, and dividing the result by the total performing collateral.

Equity Securities in Financial Institutions

At March 31, 2012 the Company had $15,000 of unrealized losses on equity securities in financial institutions. These securities represent investments in common equity offerings of one financial institution with an aggregate fair value of $119,000. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. During the three and six months ended March 31, 2012, the Company recognized in earnings impairment charges of $878,000 on three investments in common stock holdings of local financial institutions resulting from the duration and extent to which the market value has been less than the cost and the performance of the financial institution. During the six months ended March 31, 2011, the Company recognized in earnings impairment charges of $87,000 on one investment in common stock of a local financial institution resulting from the duration and extent to which the market value has been less than the cost and the performance of the financial institution. There were no impairment charges taken on these securities during the three months ended March 31, 2011. Based on the Company’s detailed analysis, and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, except for the investment mentioned above, the Company does not consider these assets to be other-than-temporarily impaired at March 31, 2012. However, continued price declines could result in a write down of one or more of these equity investments.

Corporate Obligations

Included in corporate obligations in an unrealized loss position at March 31, 2012 were two different securities with an aggregate fair value of $1.3 million. The unrealized loss on these securities amounted to $702,000 at March 31, 2012. These two securities represent investments in corporate obligations issued by financial institutions and have floating rates which reset monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of each of these securities included a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. Both issuers are well capitalized as of March 31, 2012 and the securities have an investment grade rating as rated by at least one nationally recognized credit rating agency. Both institutions had participated in the Treasury’s TARP Capital Purchase Program and have subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012. There were no impairment charges on corporate obligations for the three and six months ended March 31, 2012 and 2011.

Private-Label Collateralized Mortgage Obligations

Included in private-label collateralized mortgage obligations in an unrealized loss position at March 31, 2012 were two different securities with an aggregate fair value of $1.3 million. The unrealized loss on these securities amounted to $156,000 at March 31, 2012. For the three months ended March 31, 2012, the Company did not incur any impairment charges to earnings on these securities. For the six months ended March 31, 2012 the Company recognized $52,000 of credit impairment losses relating to one private label mortgage-backed security. For the three and six months ended March 31, 2011, the Company recognized $44,000 and $87,000, respectively, of credit impairment losses relating to the previously mentioned private label mortgage-backed security. The impairment losses were a result of a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. Based on management’s analysis of the remaining securities, management determined that the price declines are strictly market and spread related and management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and believes it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

On March 1, 2012, the private label CMO security noted below, for which impairment charges have been taken, was transferred from the held-to-maturity (“HTM”) portfolio to the available-for-sale (“AFS”) portfolio.

Cusip #	Description	Par Value	Book Value	Market Value
949773AB1	WFMBS 2007-6A	$981,512.72	$673,311.41	$674,299.24

In accordance with FASB codification 320-10-25-6a, evidence of a significant deterioration in the issuer’s creditworthiness (for example, a downgrading of an issuer’s published credit rating) would be a change in circumstance that would cause an entity to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. The sale or transfer of a HTM security for this reason shall not be considered inconsistent with its original classification.

The Company’s intent to hold this security to maturity changed because of the significant deterioration in the issuer’s (Wells Fargo) creditworthiness. The security was purchased on June 15, 2007 and was rated AAA by Fitch and Aaa by Moody’s on that date. Since the time of purchase, the security was downgraded six times by Moody’s and four times by Fitch. The security was downgraded to below investment grade on December 16, 2008 and April

8, 2009 by Moody’s and Fitch, respectively. Other-than-temporary impairment (“OTTI”) losses were first recognized in June 2010 and continued each consecutive quarter through December 2011. Total OTTI losses were $312,614 relating to this security. All private-label CMO’s in the HTM portfolio were reviewed for transferability to AFS. As of December 31, 2011, the Company had six private label CMO securities in its HTM portfolio with a book value of $1.8 million. Of these six securities, three were at an unrealized gain position, two were at an unrealized loss position, and the security noted above was written down to its market value. Of the two securities at an unrealized loss position, one paid off in February 2012 and the other continues to make payments and retains its investment grade rating. There were no OTTI losses recognized on any private-label CMO’s in the HTM portfolio other than the security transferred to AFS. On March 7, 2012, the Company subsequently sold the transferred security and recognized a loss of $45,143.

The following is a roll forward for the six months ended March 31, 2012 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(In Thousands)
Credit component of OTTI as of October 1, 2011	$5,001
Additions for credit-related OTTI charges on previously unimpaired securities	—
Additions for credit-related OTTI charges on previously impaired securities	72

Credit component of OTTI as of March 31, 2012	$5,073

(7) Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of March 31, 2012 and September 30, 2011 (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2012
Residential loans	$1,666	$114,310	$115,976
Commercial real estate loans
Non owner-occupied	7,544	50,514	58,058
All other commercial real estate	3,576	21,352	24,928
Construction loans
Residential construction loans	—	5,285	5,285
Commercial construction loans	1,440	13,202	14,642
Home equity loans	208	63,983	64,191
Consumer loans	—	3,104	3,104
Commercial business and lease loans	2,092	54,806	56,898

Total	$16,526	$326,556	$343,082

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
September 30, 2011
Residential loans	$1,666	$116,802	$118,468
Commercial real estate loans
Non owner-occupied	9,487	51,153	60,640
All other commercial real estate	7,176	15,005	22,181
Construction loans
Residential construction loans	—	7,236	7,236
Commercial construction loans	1,515	13,356	14,871
Home equity loans	213	66,474	66,687
Consumer loans	—	2,510	2,510
Commercial business and lease loans	1,858	57,597	59,455

Total	$21,915	$330,133	$352,048

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The residential mortgage loan segment is made up of fixed rate and adjustable rate single-family amortizing term loans, which are primarily first liens. The commercial real estate (“CRE”) loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include multifamily structures and owner-occupied commercial structures. The construction loan segment is further disaggregated into two classes. One to four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing. If the estimate of construction cost proves to be inaccurate, the Bank may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover the entire unpaid portion of the loan. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. The commercial business and lease loan segment consists of loans made for the purpose of financing the activities of commercial customers. The home equity loan segment consists primarily of home equity loans, which are generally second liens. The consumer loan segment consists of motor vehicle loans, savings account loans, personal lines of credit, overdraft loans, other types of secured consumer loans, and unsecured personal loans.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2012 and September 30, 2011 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2012
Residential loans	$9	$1	$1,657	$1,666	$1,666
Commercial real estate loans
Non owner-occupied	3,339	23	4,205	7,544	7,646
All other commercial real estate	—	—	3,576	3,576	3,576
Commercial construction loans	—	—	1,440	1,440	1,440
Home equity loans	—	—	208	208	208
Commercial business and lease loans	896	89	1,196	2,092	2,092

Total impaired loans	$4,244	$113	$12,282	$16,526	$16,628

September 30, 2011
Residential loans	$—	$—	$1,666	$1,666	$1,666
Commercial real estate loans
Non owner-occupied	7,742	993	1,745	9,487	10,181
All other commercial real estate	4,746	910	2,430	7,176	7,278
Commercial construction loans	—	—	1,515	1,515	1,515
Home equity loans	—	—	213	213	213
Commercial business and lease loans	1,344	601	514	1,858	1,858

Total impaired loans	$13,832	$2,504	$8,083	$21,915	$22,711

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

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Six Months Ended March 31, 2012			Six Months Ended March 31, 2011
	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis
Residential loans	$1,668	$—	$44	$62	$—	$—
Commercial real estate loans
Non owner-occupied	7,588	30	122	6,959	—	124
All other commercial real estate	5,045	—	141	9,398	—	247
Commercial construction loans	1,477	—	24	—	—	—
Home equity loans	210	—	5	—	—	—
Commercial business and lease loans	2,031	12	83	1,153	2	33

Total impaired loans	$18,019	$42	$419	$17,572	$2	$404

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the orderly liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past payment due date are considered Substandard. Loans which are 90 days past their contractual maturity date are analyzed individually to determine impairment, classification and accrual status. As of March 31, 2012, there were $4.2 million of commercial real estate loans and $1.1 million of commercial business loans which were more than 90 days past their contractual maturity date but were otherwise performing in accordance with their terms and were not considered impaired or classified, and were also accruing interest. In general, these loans are either in the process of renewing or paying off. Loans in the Doubtful category have all the weaknesses found in substandard loans, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable. Any portion of a loan that has been charged off is placed in the Loss category.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of March 31, 2012 and September 30, 2011 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2012
Commercial real estate loans
Non owner-occupied	$49,709	$4,124	$4,225	$—	$58,058
All other commercial real estate	20,507	—	4,421	—	24,928
Construction loans
Residential construction loans	5,285	—	—	—	5,285
Commercial construction loans	13,201	—	1,441	—	14,642
Commercial business and lease loans	54,806	185	1,907		56,898

Total	$143,508	$4,309	$11,994	$—	$159,811

September 30, 2011
Commercial real estate loans
Non owner-occupied	$48,237	$6,221	$6,182	$—	$60,640
All other commercial real estate	14,142	—	8,039	—	22,181
Construction loans
Residential construction loans	7,236	—	—	—	7,236
Commercial construction loans	13,356	—	1,515	—	14,871
Commercial business and lease loans	57,251	458	1,736	10	59,455

Total	$140,222	$6,679	$17,472	$10	$164,383

The following table presents (in thousands) the classes of the loan portfolio for which loan performance is the primary credit quality indicator.

	Residential	Home Equity	Consumer
	Loans	Loans	Loans	Total
March 31, 2012
Performing loans	$114,961	$63,910	$3,103	$181,974
Non-performing loans	1,015	281	1	1,297

Total	$115,976	$64,191	$3,104	$183,271

September 30, 2011
Performing loans	$116,704	$65,961	$2,510	$185,175
Non-performing loans	1,764	726	—	2,490

Total	$118,468	$66,687	$2,510	$187,665

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012 and September 30, 2011 (in thousands):

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days+ Past Due	Total Past Due	Non-Accrual	Total Loans
March 31, 2012
Residential loans	$110,843	$2,201	$1,896	$21	$4,118	$1,015	$115,976
Commercial real estate loans
Non owner-occupied	52,453	1,289	80	210	1,579	4,026	58,058
All other commercial real estate	20,495	2,227	2,206	—	4,433	—	24,928
Construction loans
Residential construction loans	5,285	—	—	—	—	—	5,285
Commercial construction loans	8,692	1,948	—	4,002	5,950	—	14,642
Home equity loans	62,445	249	479	737	1,465	281	64,191
Consumer loans	3,011	73	19	—	92	1	3,104
Commercial business and lease loans	52,720	494	1,717	1,557	3,768	410	56,898

Total	$315,944	$8,481	$6,397	$6,527	$21,405	$5,733	$343,082

September 30, 2011
Residential loans	$112,633	$3,088	$983	$—	$4,071	$1,764	$118,468
Commercial real estate loans
Non owner-occupied	52,146	1,041	749	2,306	4,096	4,398	60,640
All other commercial real estate	19,387	2,220	574	—	2,794	—	22,181
Construction loans
Residential construction loans	7,236	—	—	—	—	—	7,236
Commercial construction loans	13,231	—	—	1,640	1,640	—	14,871
Home equity loans	64,904	197	315	545	1,057	726	66,687
Consumer loans	2,450	52	4	4	60	—	2,510
Commercial business and lease loans	55,900	2,048	447	1,051	3,546	9	59,455

Total	$327,887	$8,646	$3,072	$5,546	$17,264	$6,897	$352,048

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment. Activity in the allowance is presented for the six months ended March 31, 2012 and the twelve months ended September 30, 2011 (in thousands):

	Six Months Ended March 31, 2012
	Residential Loans	Commercial Real Estate Loans	Installment Loans	Commercial Business and Lease Loans	Unallocated	Total
ALLL balance at September 30, 2011	$395	$2,904	$396	$1,947	$121	$5,763
Charge-offs	(76)	(2,318)	(23)	(468)	—	(2,885)
Recoveries	—	190	4	109	—	303
Provision	80	792	(35)	(41)	(121)	675

ALLL balance at March 31, 2012	$399	$1,568	$342	$1,547	$—	$3,856

Individually evaluated for impairment	$1	$23	$—	$89	$—	$113

Collectively evaluated for impairment	$398	$1,545	$342	$1,458	$—	$3,743

	Twelve Months Ended September 30, 2011
	Residential Loans	Commercial Real Estate Loans	Installment Loans	Commercial Business and Lease Loans	Unallocated	Total
ALLL balance at September 30, 2010	$236	$3,300	$371	$1,914	$—	$5,821
Charge-offs	(30)	(714)	(142)	(428)	—	(1,314)
Recoveries	—	—	15	41	—	56
Provision	189	318	152	420	121	1,200

ALLL balance at September 30, 2011	$395	$2,904	$396	$1,947	$121	$5,763

Individually evaluated for impairment	$—	$1,903	$—	$601	$—	$2,504

Collectively evaluated for impairment	$395	$1,001	$396	$1,346	$121	$3,259

For the six months ended March 31, 2012, the provision of $792,000 allocated to commercial real estate loans is primarily due to one commercial property. The Company foreclosed on the property and incurred expenses which exceeded the estimated cost previously reserved for in the allowance for loan losses. The $41,000 decrease in the provision allocated to commercial business and lease loans relates to a decrease in the overall balance of these loans. For the six month period ending March 31, 2012, commercial business and lease loans decreased $2.6 million.

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

The Company’s loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. At March 31, 2012 the Company had one home equity loan totaling $60,000 that is a “TDR” and is classified as nonperforming. All other “TDRs” are making payments in accordance with the new loan agreements. There are no commitments to lend additional funds to these borrowers. At March 31, 2011 the Company did not have any “TDRs” that were classified as nonperforming.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment of class of loan, as applicable, through a charge-off to the allowance. Segment and class status is determined by the loan’s classification at origination. As of March 31, 2012 a specific reserve of $24,000 has been established against one commercial real estate loan, one commercial business loan, and one residential loan modified in a troubled debt restructuring. At March 31, 2011 a specific reserve of $140,000 had been established against one commercial real estate loan modified in a troubled debt restructuring.

Loan modifications that are considered “TDRs” completed during the three months ended March 31, 2012 consisted of one commercial business loan. This commercial business loan had a pre-modification and post-modification outstanding recorded investment of $73,000. Loan modifications that are considered “TDRs” completed during the six months ended March 31, 2012 consisted of one residential loan and one commercial business loan. The residential loan had a pre-modification and post-modification outstanding recorded investment of $9,000. The commercial business loan had a pre-modification and post-modification outstanding recorded investment of $73,000. There were no loan modifications completed during the three and six months ended March 31, 2011. As of March 31, 2012, one residential loan modification classified as “TDR” subsequently defaulted. The balance of this loan was $135,000. As of March 31, 2011, none of the loan modifications classified as “TDRs” subsequently defaulted.

(8) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of March 31, 2012.

Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract involving the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income (AOCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of March 31, 2012, the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at March 31, 2012 is being utilized to hedge $7.5 million in floating rate-preferred securities. Below is a summary of the interest rate swap contract and the terms at March 31, 2012:

(Dollars in	Notional	Pay	Receive	Maturity	Unrealized
thousands)	Amount	Rate	Rate(*)	Date	Gain	Loss
Cash flow hedge	$7,500	5.32%	1.83%	12/15/2012	$—	$200

(*)	Variable receive rate based upon contract rates in effect at March 31, 2012

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three and six months ended March 31, 2012 the Company recorded gains of $4,000 and $2,000, respectively, relating to this contract. For the three and six months ended March 31, 2011, the Company recorded gains of $3,000 and $13,000, respectively, relating to this contract. As of March 31, 2012, the notional amount of the customer-related interest rate derivative financial instrument was $939,000, compared to $959,000 at March 31, 2011.

(9) Disclosures About Fair Value Measurements

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels of pricing observations are as follows:

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2012 and September 30, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
	(In Thousands)
As of March 31, 2012
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$26,535	$—	$26,535
Municipal obligations	—	31,079	—	31,079
Corporate obligations	—	2,829	—	2,829
Equity securities in financial institutions	1,602	—	—	1,602
Other equity securities	981	—	—	981
Mutual funds	2,780	—	—	2,780
Trust preferred securities	—	—	8,420	8,420
Mortgage-backed securities:
Agency	—	60,574	—	60,574
Collateralized mortgage obligations:
Agency	—	24,657	—	24,657
Private-label	—	2,060	—	2,060

	$5,363	$147,734	$8,420	$161,517

Residential loans held for sale	$—	$2,112	$—	$2,112

Liabilities:
Derivative instruments	$—	$384	$—	$384

	Level I	Level II	Level III	Total
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

The Company’s Level III investments at March 31, 2012, represent seventeen different trust preferred offerings with an aggregate fair value of $8.4 million, of which twelve had floating rates based on LIBOR at March 31, 2012. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in trust preferred securities, market price indications generally reflect the lack of liquidity in the market. For further information relating to the Company’s Level III trust preferred securities, reference footnote 6, “Securities”, on pages 14 through 23.

The following table presents the changes in the Level III fair value category for the six months ended March 31, 2012. The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale (In Thousands)
Beginning balance October 1, 2011	$7,950
Impairment charge on securities	(20)
Net change in unrealized loss on securities available-for-sale	713
Purchases, issuances, calls, and settlements	(78)
Paydowns on securities	(150)
Amortization	5
Transfers in and/or out of Level III	—

Ending balance March 31, 2012	$8,420

The following tables present the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2012 and September 30, 2011 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	(In Thousands)
As of March 31, 2012
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$5,648	$10,765	$16,413
Foreclosed real estate, net	—	7,164	—	7,164

	$—	$12,812	$10,765	$23,577

	Level I	Level II	Level III	Total
	(In Thousands)
As of September 30, 2011
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$6,549	$12,862	$19,411
Foreclosed real estate, net	—	3,125	—	3,125

	$—	$9,674	$12,862	$22,536

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis:

Quantitative Information about Level III Fair Value Measurements
	Fair	Valuation	Unobservable	Range (Weighted
	Value	Techniques	Input	Average)
As of March 31, 2012
(In Thousands)

Impaired loans	$8,210	Appraisal of collateral (1)	Liquidation expenses	5.0% to 10.0% (10.0%)

	2,555	Discounted cash flow	Discount rate	3.5% to 9.8% (4.4%)

Trust preferred securities	$8,420	Discounted cash flow	Discount rate	5.0% to 23.5% (15.3%)

			Prepayment speeds	0.0% to 3.0% (0.9%)

			Default/deferral rates	0.0% to 0.8% (0.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.

(10) Disclosures About Fair Value of Financial Instruments

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

Loans Receivable

The net loan portfolio has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve, as of March 31, 2012, adjusted for non-interest operating costs, credit loss, current market prices and assumed prepayment risk.

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	March 31, 2012
	Carrying	Fair
	Amount	Value	Level I	Level II	Level III
	(In Thousands)
Financial assets:
Cash and due from banks	$8,097	$8,097	$8,097	$—	$—
Interest bearing demand deposits with other institutions	31,277	31,277	31,277	—	—
Securities available-for-sale	161,517	161,517	5,363	147,734	8,420
Securities held-to-maturity	78,656	79,995	—	79,995
Loans receivable, net (including loans held for sale)	341,338	343,043	—	—	343,043
Federal Home Loan Bank stock	7,376	7,376	7,376	—	—
Accrued interest receivable	2,183	2,183	2,183	—	—

Financial liabilities:
Deposits	471,478	474,394	297,875	—	176,519
Securities sold under agreements to repurchase	63,289	67,431	—	—	67,431
Long-term debt	65,000	69,089	—	—	69,089
Subordinated debt	7,732	7,732	—	—	7,732
Advance payments by borrowers for taxes and insurance	2,094	2,094	2,094	—	—
Accrued interest payable	718	718	718	—	—
Interest rate swap contracts	384	384	384	—	—

	September 30,
	2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and due from banks	$7,035	$7,035
Interest bearing demand deposits with other institutions	17,821	17,821
Securities available-for-sale	170,790	170,790
Securities held-to-maturity	80,423	82,036
Loans receivable, net (including loans held for sale)	348,122	353,286
Federal Home Loan Bank stock	8,173	8,173
Accrued interest receivable	2,382	2,382

Financial liabilities:
Deposits	446,102	449,904
Securities sold under agreements to repurchase	76,373	82,006
Short-term borrowings	302	302
Long-term debt	80,000	84,744
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	1,212	1,212
Accrued interest payable	843	843
Interest rate swap contracts	532	532

(11) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh paid a cash dividend equal to an annual yield of 0.10% on February 23, 2012. This was the first payment received since the FHLB announced it was suspending dividend payments and the repurchasing of excess capital stock from members in December 2008. On October 20, 2010, the FHLB repurchased approximately $200 million in excess capital stock held by its members. The amount of excess stock repurchased from each member was the lesser of 5% of the member’s total capital stock outstanding or its excess capital stock outstanding. Similar repurchases were made on February 22, 2011, April 28, 2011, July 29, 2011, October 28, 2011 and February 23, 2012. The Bank’s investment in the FHLB of Pittsburgh was $7.4 million at March 31, 2012 and is valued at the par issue amount of $100 per share.

(12) TARP Capital Purchase Program

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

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, income taxes, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 7, “Loans Receivable and Related Allowance for Loan Losses”, on pages 23 through 30 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on page 48 of the Company’s 2011 Annual Report to Shareholders. Please refer to the discussion of other-than-temporary impairment in Note 6, “Securities”, on pages 14 through 23 above and in Note 2, “Securities”, on pages 71 through 78 of the Company’s 2011 Annual Report to Shareholders. Please refer to the discussion of income taxes on page 47 below and in Note 10, “Income Taxes”, on pages 94 through 96 of the Company’s 2011 Annual Report to Shareholders. Stock based compensation expense is reported in net income utilizing the fair value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on page 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 13, “Stock Option Plans”, on pages 99 through 100 of the Company’s 2011 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company decreased $1.1 million, or 0.16%, to $665.8 million at March 31, 2012 from $666.9 million at September 30, 2011. Significant changes in individual categories include decreases in securities available-for-sale of $9.3 million and net loans outstanding of $7.1 million, offset by increases in cash and cash equivalents of $14.5 million and foreclosed real estate of $4.0 million. The decrease in securities available-for-sale is a result of sales, maturities and repayments. The decrease in net loans reflects $54.6 million of repayments, partially offset by $43.6 million in loan originations. The increase in cash and cash equivalents is a result of an increase in maturities and repayments of loans and securities. The increase in foreclosed real estate is a result of one large commercial real estate property that was acquired.

Total liabilities of the Company decreased $2.7 million, or 0.5%, to $613.7 million at March 31, 2012 from $616.4 million at September 30, 2011. The decrease is primarily due to a decrease in long-term debt of $15.0 million, and a decrease in securities sold under agreement to repurchase of $13.1 million, partially offset by an increase in deposits of $25.4 million. The decrease in long-term debt and securities sold under agreement to repurchase are a result of maturities. The increase in deposits reflects management’s ongoing efforts to attract and retain deposits.

Stockholders’ equity increased slightly to $52.1 million at March 31, 2012, compared to $50.5 million at September 30, 2011. This result reflects total comprehensive income for the six-month period ended March 31, 2012 of $1.9 million; stock issued under the Dividend Reinvestment Plan of $11,000; stock-based compensation expense of $10,000; and stock options exercised of $7,000. Offsetting these increases were common and preferred stock cash dividends paid of $298,000. Approximately $3.4 million of the balances in retained earnings as of March 31, 2012 and September 30, 2011 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $6.5 million and $5.5 million of accruing loans at March 31, 2012 and September 30, 2011, respectively, that were more than 90 days past due but were otherwise performing in accordance with their terms. Included in the $6.5 million of accruing loans at March 31, 2012 are $4.0 million of commercial construction loans, $1.6 million of commercial business loans, and $737,000 of home equity loans that have reached their maturity dates and are in the process of renewing or payoff.

	March 31,	September 30,
	2012	2011
	(Dollars in Thousands)
Non-accrual residential real estate loans (one-to-four family)	$1,015	$1,764
Non-accrual construction, multi-family residential and commercial real estate loans	4,026	4,398
Non-accrual installment loans	282	726
Non-accrual commercial business loans	410	9

Total non-performing loans	$5,733	$6,897

Total non-performing loans as a percent of net loans receivable	1.69%	1.99%

Total foreclosed real estate	$7,164	$3,125

Total non-performing loans and foreclosed real estate as a percent of total assets	1.94%	1.50%

Included in non-performing loans at March 31, 2012 are thirteen single-family residential real estate loans totaling $1.0 million, three commercial real estate loans totaling $4.0 million, nine installment loans totaling $282,000, and five commercial business loans totaling $410,000. Non-performing loans decreased $1.2 million to $5.7 million at March 31, 2012 from $6.9 million at September 30, 2011. The decrease was primarily attributed to non-accrual residential real estate loans and non-accrual installment loans, which was offset by increases in non-accrual commercial business loans added during the current fiscal year.

At March 31, 2012, the Company had an allowance for loan losses of $3.9 million or 1.1% of gross loans receivable, as compared to an allowance of $5.8 million or 1.6% of gross loans receivable at September 30, 2011. The allowance for loan losses equals 67.3% of non-performing loans at March 31, 2012 compared to 83.6% at September 30, 2011. The level of the allowance for loan losses as a percentage of non-performing loans reflects the concentration of non-performing loans in the commercial real estate category, most of which are collateral-dependent loans that do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles (see Footnote 7). Management believes the balance in the allowance for loan losses is adequate based on its analysis of quantitative and qualitative factors as of March 31, 2012. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and believes that the allowance for losses on loans at March 31, 2012 is reasonable. See also “Provision for Loan Losses” on page 44. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

Comparison of Results of Operations

for the Three and Six Months Ended March 31, 2012 and 2011

Net Income

The Company recorded net income for the three months ended March 31, 2012 of $110,000 and net income available to common stockholders of $7,000 compared to a net income of $659,000 and net income available to common stockholders of $556,000 or $0.18 per diluted common share for the same period in 2011. The $549,000 decrease in net income primarily reflects a decrease in net interest income of $185,000, an increase in provision for loan losses of $25,000, an increase in other-than-temporary impairment (“OTTI”) charges recognized in earnings of $619,000, and an increase in noninterest expense of $227,000, partially offset by an increase in non-interest income (excluding OTTI charges) of $61,000, and a decrease in income tax provision of $447,000. Included in other income for the three months ended March 31, 2012 were OTTI charges of $898,000 compared to $279,000 recognized in the prior year period.

The Company recorded net income for the six months ended March 31, 2012 of $675,000 and net income available to common stockholders of $470,000 or $0.15 per diluted common share compared to net income of $525,000 and net income available to common stockholders of $320,000 or $0.11 per diluted common share for the same period in fiscal 2011. The $150,000 increase in net income primarily reflects a decrease in OTTI charges recognized in earnings of $405,000 an increase in non-interest income of $124,000, and an increase in the tax benefit of $80,000, partially offset by a decrease in net interest income of $270,000, an increase in provision for loan losses of $75,000, and an increase in operating expenses of $113,000. OTTI charges were $951,000 for the six months ended March 31, 2012 compared to $1.4 million for the prior year period.

The Company’s net income available to common stockholders and diluted earnings per common share for the three and six months ended March 31, 2012 and 2011 reflects the impact of $103,000 and $205,000, respectively, of preferred stock dividends and discount accretion in each period.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, was 2.10% (annualized) for the three months ended March 31, 2012 and 2011. Between the periods, average yields and cost of funds both declined by 32 basis points. The Company’s tax-equivalent interest rate spread increased to 2.16% (annualized) in the six months ended March 31, 2012 from 2.12% (annualized) in the same period in 2011. The increase in interest rate spread for the six-month period ended March 31, 2012 is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The decrease in average rate paid on interest-bearing liabilities reflects the repayment of higher rate long-term debt and structured wholesale borrowings between the periods. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Average yield on:
Mortgage loans	5.21%	5.65%	5.34%	5.66%
Mortgage-backed securities	2.36	2.82	2.33	2.80
Installment loans	4.99	5.35	5.06	5.36
Commercial business loans and leases	4.45	4.99	4.46	4.90
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	2.57	2.64	2.77	2.71

Total interest-earning assets	3.90	4.22	4.01	4.27

Average rates paid on:
Deposits	1.00	1.13	1.03	1.16
Securities sold under agreement to repurchase	4.68	4.82	4.69	4.76
Short-term borrowings	0.18	0.18	0.18	0.20
Long-term debt	3.19	3.38	3.18	3.38
Subordinated debt	5.30	5.28	5.28	5.28

Total interest-bearing liabilities	1.80	2.12	1.85	2.15

Average interest rate spread	2.10%	2.10%	2.16%	2.12%

Net yield on interest-earning assets	2.32%	2.36%	2.37%	2.36%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $293,000 and $382,000 and the yield was 3.78% and 4.13%, prior to adjusting for federal income tax for the three months ended March 31, 2012 and 2011, respectively. Interest income on tax-exempt investment securities was $619,000 and $778,000 and the yield was 3.86% and 4.10%, prior to adjusting for federal income tax for the six months ended March 31, 2012 and 2011, respectively.

Interest Income

Interest on loans decreased $491,000 or 10.1% to $4.4 million for the three months ended March 31, 2012, compared to $4.9 million in the same period in 2011. Interest on loans decreased $1.0 million or 10.1% to $9.0 million for the six months ended March 31, 2012, compared to $10.0 million in the same period in 2011. The decrease for both periods reflects a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. For the three-month period ended March 31, 2012, the average outstanding loan balances decreased $6.3 million or 1.8% and the average yield decreased by 46 basis points from 5.50% in the prior period to 5.04% in the current period. For the six-month period ended March 31, 2012, the average outstanding loan balances decreased $14.0 million or 3.8% and the average yield decreased by 36 basis points from 5.49% in the prior period to 5.13% in the current period. The average loan balances continued to decrease primarily due to increases in principal repayments mainly caused by customers refinancing their mortgage loans. Also, due to the current low interest rate environment, for asset/liability purposes, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans that it originates.

Interest on mortgage-backed securities decreased $68,000 or 8.3% to $748,000 for the three-month period ended March 31, 2012, compared to $816,000 in the same period in 2011. Interest on mortgage-backed securities was relatively unchanged at approximately $1.5 million for the six-month periods ended March 31, 2012 and 2011. The decrease for the three month period reflects an increase in the average balance of mortgage-backed securities owned, offset by a decrease in the average yield earned on the portfolio. For the three-month period ended March 31, 2012, the average balance of mortgage-backed securities increased $11.2 million or 9.7% and the average yield decreased by 46 basis points from 2.82% in the prior period to 2.36% in the current period. For the six-month period ended March 31, 2012, the average balance of mortgage-backed securities increased $18.9 million or 17.2% and the average yield decreased by 47 basis points from 2.80% in the prior period to 2.33% in the current period. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $208,000 or 20.1% to $828,000 for the three months ended March 31, 2012, as compared to $1.0 million in the same period in 2011. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $393,000 or 18.4% to $1.7 million for the six months ended March 31, 2012, as compared to $2.1 million in the same period in 2011. The decrease for the three months ended March 31, 2012 reflects both a decrease in the average balance of investment securities in the portfolio and a decrease in the yield earned on these investments. The decrease for the six months ended March 31, 2012 reflects a decrease in the average balance of investment securities in the portfolio and an increase in the yield earned on these investments. For the three-month period ended March 31, 2012, the average balance of interest-bearing demand deposits with other institutions and investment securities decreased $33.5 million or 18.2% and the average tax-equivalent yield decreased by 7 basis points from 2.64% in the prior period to 2.57% in the current period. For the six-month period ended March 31, 2012, the average balance of interest-bearing demand deposits with other institutions and investment securities decreased $37.5 million or 20.4% and the average tax-equivalent yield increased by 6 basis points from 2.71% in the prior period to 2.77% in the current period. The lower average balances were primarily related to repayments, calls and maturities of investment securities. The increase in the yields is a result of income from discounts on investments for called securities.

Interest Expense

Interest on deposits decreased $89,000 or 8.1% to $1.0 million for the three-month period ended March 31, 2012, as compared to $1.1 million during the same period in 2011. Interest on deposits decreased $224,000 or 9.9% to $2.0 million for the six-month period ended March 31, 2012, as compared to $2.3 million during the same period in 2011. The decrease for both periods reflects both an increase in the average balance of deposits and a decrease in the average cost of the deposits. For the three-month period ended March 31, 2012, the average balance of deposits increased $10.5 million or 2.7% and the average yield decreased by 13 basis points from 1.13% in the prior period to 1.00% in the current period. For the six-month period ended March 31, 2012, the average balance of deposits increased $4.6 million or 1.2% and the average yield decreased by 13 basis points from 1.16% in the prior period to 1.03% in the current period. The Company manages its cost of interest-bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and subsequently adjusting rates accordingly.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $342,000 or 28.9% to $842,000 for the three-month period ended March 31, 2012, as compared to $1.2 million during the same period in 2011. Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $718,000 or 29.3% to $1.7 million for the six-month period ended March 31, 2012, as compared to $2.5 million during the same period in 2011. The decrease for both periods reflects both a decrease in the cost of these funds and a lower level of average securities sold under agreement to repurchase. For the three-month period ended March 31, 2012, the average balance of securities sold under agreement to repurchase decreased $27.2 million or 27.3% and the average yield decreased by 14 basis points from 4.82% in the prior period to 4.68% in the current period. For the six-month period ended March 31, 2012, the average balance of securities sold under agreement to repurchase decreased $29.3 million or 28.3% and the average yield decreased by 7 basis points from 4.76% in the prior period to 4.69% in the current period. The Bank had $55.0 million and $85.0 million of wholesale structured borrowings outstanding at March 31, 2012 and 2011, respectively.

Interest on long-term debt, including FHLB fixed-rate advances and “Convertible Select” advances, decreased $152,000 or 22.8% to $516,000 for the three-month period ended March 31, 2012, as compared to $668,000 in the same period in 2011. Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $227,000 or 16.8% to $1.1 million for the six-month period ended March 31, 2012, as compared to $1.4 million in the same period in 2011. The decrease for both periods reflects both a decrease in the average balance of the debt and a decrease in the average cost of the debt. For the three-month period ended March 31, 2012, the average balance of long-term debt decreased $15.0 million or 18.8% and the average yield decreased by 19 basis points from 3.38% in the prior period to 3.19% in the current period. For the six-month period ended March 31, 2012, the average balance of long-term debt decreased $9.4 million or 11.7% and the average yield decreased by 20 basis points from 3.38% in the prior period to 3.18% in the current period. The decrease in the average balance and average cost reflects the Company’s decision to de-leverage the balance sheet and was accomplished by using its excess cash to pay off higher rate long-term debt that has matured between the periods.

Net Interest Income

The Company’s net interest income decreased $185,000 or 5.0% to $3.5 million, for the three-month period ended March 31, 2012, as compared to $3.7 million in the same period in 2011. The Company’s net interest income decreased $270,000 or 3.6% to $7.1 million, for the six-month period ended March 31, 2012, as compared to $7.4 million in the same period in 2011. The decrease in net interest income for the three-month period ended March 31, 2012 reflects interest income decreasing more than interest expense. Interest income decreased $767,000 or 11.4% to $6.0 million as compared to $6.7 million in the same period in 2011. The decrease reflects both a decrease in the average balance of interest earning assets and a decrease in the yields earned on these assets. Interest expense decreased $582,000 or 19.1% to $2.5 million as compared to $3.1 million in the same period in 2011. The decrease reflects both a decrease in the average balance of interest-bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. The decrease in net interest income for the six-month period ended March 31, 2012 reflects interest income decreasing more than interest expense. Interest income decreased $1.4 million or 10.5% to $12.3 million as compared to $13.7 million in the same period in 2011. The decrease reflects both a decrease in the average balance of interest-earning assets and a decrease in the yields earned on these assets. Interest expense decreased $1.2 million or 18.6% to $5.1 million as compared to $6.3 million in the same period in 2011. The decrease reflects both a decrease in the average balance of interest-bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. For the three months ended March 31, 2012 and 2011 the ratio of average interest-earning assets to average interest-bearing liabilities was 113.6% and 112.3%, respectively. For the six months ended March 31, 2012 and 2011 the ratio of average interest-earning assets to average interest-bearing liabilities was 113.3% and 112.3%, respectively.

Provision for Loan Losses

The provision for loan losses was $325,000 and $300,000 for the three-month periods ended March 31, 2012 and 2011. The provision for loan losses was $675,000 and $600,000 for the six-month periods ended March 31, 2012 and 2011. At March 31, 2012, the allowance for loan losses decreased to $3.9 million from $5.8 million at September 30, 2011. Net loan charge-offs were $657,000 for the three months ended March 31, 2012 as compared to net loan charge-offs of $91,000 for the three months ended March 31, 2011. Net loan charge-offs were $2.6 million for the six months ended March 31, 2012 as compared to net loan charge-offs of $248,000 for the six months ended March 31, 2011.

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

Non-interest Income

Excluding OTTI charges recognized in earnings of $898,000 and $951,000 for the three and six months ended March 31, 2012, respectively, and $279,000 and $1.4 million for the three and six months ended March 31, 2011, respectively, total non-interest income increased $61,000 or 4.0% to $1.6 million and increased $124,000 or 4.7% to $2.8 million for the three and six month periods ended March 31, 2012, respectively, as compared to $1.5 million and $2.6 million during the same periods in 2011. The increase for both the three and six month periods ended March 31, 2012 is primarily attributed to an increase in loan service charges and fees, an increase in the gain on sales of loans, and an increase in other operating income, partially offset by a decrease in the gains on the sale of investment and mortgage-backed securities.

Impairment charges on securities were $898,000 and $279,000 for the three months ended March 31, 2012 and 2011, respectively. The impairment charges for the current three-month period relate to the Company’s holdings of a pooled trust preferred security and common stock holdings of three local financial institutions. The pooled trust preferred impairment charges resulted from several factors, including a downgrade in its credit rating, its failure to pass its principal coverage test, indications of a break in yield, and the decline in the net present value of its projected cash flows. Management of the Company has deemed the impairment on the trust preferred securities to be other-than-temporary based upon these factors and the duration and extent to which the market value has been less than cost, the inability to forecast a recovery in market value, and other factors concerning the issuers in the pooled securities. The common stock impairment charges resulted from the duration and extent to which the market value has been less than cost and the performance of the financial institutions. The impairment charges for the prior three-month period relate to the Company’s investments in a pooled trust preferred security, a single issuer trust preferred security, and one private label mortgage-backed security. Impairment charges on securities were $951,000 and $1.4 million for the six months ended March 31, 2012 and 2011, respectively. The impairment charges for the current six-month period relate to the Company’s holdings of a private label mortgage-backed security, a pooled trust preferred security, and common stock holdings of three local financial institutions. The impairment charges for the prior six-month period relate to the Company’s holdings in five pooled trust preferred securities, a single issuer trust preferred security, a private label mortgage-backed security, and a common stock of a local financial institution. At March 31, 2012, the Company had holdings in 17 different trust preferred offerings with a book value of $14.2 million. The net unrealized loss on these securities amounted to $5.8 million at March 31, 2012.

Loan service charges and fees, which include late charges on loans and other miscellaneous loan fees, increased $41,000 or 32.5% to $167,000 for the three months ended March 31, 2012 as compared to $126,000 during the same period in 2011. Loan service charges and fees increased $29,000 or 8.1% to $387,000 for the six months ended March 30, 2012 as compared to $358,000 during the same period in 2011. The increase for the three-month period ended March 31, 2012 is primarily attributed to an increase in non-deferred loan fees, satisfaction fee income, and title insurance fees. The increase for the six-month period ended March 31, 2012 is primarily attributed to an increase in non-deferred loan fees, partially offset by a decrease in title insurance fees.

The Company recognized $315,000 and $381,000 in net realized gains on the sales of securities for the three and six months ended March 31, 2012, respectively, as compared to $580,000 and $586,000 during the same periods in 2011. The current period sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies.

Gains on the sales of loans were $201,000 and $357,000 for the three and six months ended March 31, 2012, respectively, as compared to $76,000 and $228,000 during the same periods in 2011. The three-month period ended March 31, 2012 results reflect the sale of approximately $11.0 million of fixed-rate, single-family mortgage loans, compared to $3.2 million of similar loan sales during the prior year period. The six-month period ended March 31, 2012 results reflect the sale of approximately $19.6 million of fixed-rate, single-family mortgage loans, compared to $11.5 million of similar loan sales during the prior year period. Due to the low interest rate environment, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans it originates.

Deposit service charges and fees were $284,000 and $596,000 for the three and six months ended March 31, 2012 as compared to $295,000 and $600,000 during the same periods in 2011. The decrease for both periods is attributed to a decrease in the net volume of fees collected for returned checks.

Automated teller machine (ATM) fees were $263,000 and $518,000 for the three and six months ended March 31, 2012 as compared to $235,000 and $476,000 during the same periods in 2011. The increase for the three and six months ended March 31, 2012 is attributed to an increase in the interchange fees earned on debit card transactions due to an increase in the volume of these transactions.

Non-insured investment product income was $60,000 and $108,000 for the three and six months ended March 31, 2012 as compared to $54,000 and $106,000 for the same periods in 2011. The increase for both periods is primarily attributed to an increase in the commissions earned on the sales of these products due to higher volumes of sales.

Other income was $236,000 and $285,000 for the three and six months ended March 31, 2012 as compared to $102,000 and $143,000 for the same periods in 2011. The increase for both periods is primarily attributable to an increase in the rents received from certain foreclosed real estate properties held by the Company.

Non-interest Expense

Total non-interest expense for the three-month period ended March 31, 2012 increased $227,000, or 6.0%, to $4.0 million, as compared to $3.8 million in the same period in 2011. Total non-interest expense for the six-month period ended March 31, 2012 increased $113,000, or 1.5%, to $7.7 million, as compared to $7.6 million for the same period in 2011. The increase for the three months ended March 31, 2012 is primarily attributed to an increase in salary and benefits expense, an increase in real estate owned expense, and an increase in other operating expenses, partially offset by a decrease in occupancy and equipment and a decrease in federal deposit insurance premiums. The increase for the six months ended March 31, 2012 is primarily attributed to an increase in real estate owned expense, and an increase in other operating expense, partially offset by a decrease in federal deposit insurance premiums.

Compensation and benefits expense was $2.3 million for the three-month period ended March 31, 2012, as compared to $2.2 million for the same period in 2011. Compensation and benefits expense was relatively unchanged at $4.4 million for the six-month period ended March 31, 2012, as compared to the same period in 2011. The increase for the three months ended March 31, 2012 is attributed to an increase in salaries expense. Variances for the six months ended March 31, 2012 include an increase in salaries expense and a decrease in retirement fund expense. The decrease in retirement fund expense is attributed to an accrual adjustment posted in the prior period to fulfill the contributions made to the Employee Stock Ownership Plan in December 2010; there were no similar adjustments made in the current period.

Office occupancy and equipment expense was $276,000 and $539,000 for the three and six months ended March 31, 2012, respectively, as compared to $301,000 and $528,000 for the same periods in 2011. The decrease for the three months ended March 31, 2012 is attributed to a decrease in office repairs and maintenance. The increase for the six months ended March 31, 2012 is primarily attributed to an increase in rent expense, as a full period was recognized for the McCandless Crossing branch for the current period as opposed to a partial amount for the prior year period.

Depreciation and amortization expense was $138,000 and $275,000 for the three and six months ended March 31, 2012, respectively, as compared to $145,000 and $287,000 for the same period in 2011. The decrease for both periods is attributed to depreciation on furniture and fixtures, as items depreciating in the prior period were fully depreciated in the current period

Professional fees were $106,000 and $222,000 for the three and six months ended March 31, 2012, respectively, as compared to $115,000 and $234,000 for the same periods in 2011. The decrease for both periods is primarily attributed to a decrease in legal fees, partially offset by an increase in audit expense.

Federal deposit insurance premiums were $220,000 and $441,000 for the three and six months ended March 31, 2012, respectively, as compared to $298,000 and $594,000 for the same periods in 2011. The decrease for both periods is primarily due to a change in how deposit assessments are calculated. Assessments are now based on average consolidated total assets less tangible equity capital of a financial institution as opposed to its domestic deposit base used previously.

Other operating expenses were $760,000 and $1.4 million for the three and six months ended March 31, 2012, respectively, as compared to $505,000 and $1.1 million for the same periods in 2011. The increase for both periods is primarily attributed to an increase in foreclosed real estate expense and write-downs.

Income Taxes

An income tax benefit of $247,000 was recorded for the three months ended March 31, 2012 as compared to a provision of $200,000 for the same period in 2011. An income tax benefit of $114,000 was recorded for the six months ended March 31, 2012 as compared to a benefit of $34,000 for the same period in 2011. The tax benefit in the current periods was significantly impacted by the OTTI charges during the period. The OTTI charges recorded in the current period caused pre-tax income to be lower than tax-exempt income; therefore a tax benefit was recorded. Tax-exempt income includes: income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended March 31, 2012 was $1.4 million and $287,000, respectively, compared to $1.7 million and $357,000, respectively, for the three-month period ended March 31, 2011. State and federal tax-exempt income for the six-month period ended March 31, 2012 was $2.8 million and $600,000, respectively, compared to $3.2 million and $729,000, respectively, for the six-month period ended March 31, 2011.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and a portion of the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At March 31, 2012, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.46% and total risk-based capital as a percentage of risk-weighted assets of 14.43%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At March 31, 2012, the Company had a leverage ratio of 8.21%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At March 31, 2012, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.82% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At March 31, 2012, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.79%.

Liquidity

The Company’s Asset Liability Committee (“ALCO”) is responsible for monitoring liquidity risk and implementing strategies to ensure it has sufficient sources of funds to meet customers’ withdrawals of deposits and borrowing needs. ALCO also reviews liquidity contingency funding reports that reflect possible liquidity stress due to unanticipated funding or market limitations. The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At March 31,

2012, the total of approved loan commitments amounted to $1.6 million. In addition, the Company had $12.2 million of undisbursed loan funds at that date. The amount of savings certificates, which mature during the next twelve months totals approximately $106.8 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company. At March 31, 2012, the Bank’s maximum borrowing capacity at the FHLB was $101.8 million and $5 million was available on a fed funds facility with a correspondent bank. At March 31, 2012, the market value of investment securities available for pledging purposes was approximately $111.4 million.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31,	September 30,
	2012	2011
	(in thousands)
Commitments to grant loans	$1,573	$15,375
Unfunded commitments under lines of credit	89,409	80,270
Financial and performance standby letters of credit	1,729	592

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of March 31, 2012 for guarantees under standby letters of credit issued is not material.

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

FIDELITY BANCORP, INC.

Date: May 15, 2012	By:	/s/ Richard G. Spencer
Richard G. Spencer President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Lisa L. Griffith
Lisa L. Griffith Sr. Vice President and Chief Financial Officer