Form 10-Q
period 2012-06-30
FIDELITY BANCORP INC
filed 2012-08-14
CIK 769207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,068,651 shares, par value $0.01, at July 31, 2012.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)

(in thousands, except share data)

	June 30, 2012	September 30, 2011
Assets
Cash and due from banks	$8,233	$7,035
Interest-bearing demand deposits with other institutions	33,108	17,821

Cash and Cash Equivalents	41,341	24,856

Securities available-for-sale (amortized cost of $174,231 and $174,069)	173,472	170,790
Securities held-to-maturity (fair value of $71,218 and $82,036)	69,729	80,423
Loans held for sale	2,942	1,837
Loans receivable, net of allowance of $4,288 and $5,763	334,529	346,285
Foreclosed real estate, net	6,906	3,125
Federal Home Loan Bank stock, at cost	7,007	8,173
Office premises and equipment, net	9,414	9,691
Accrued interest receivable	2,103	2,382
Bank owned life insurance	5,989	5,822
Goodwill	2,653	2,653
Deferred tax assets	6,673	7,425
Other assets	2,848	3,453

Total Assets	$665,606	$666,915

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$64,247	$56,370
Interest bearing	405,048	389,732

Total Deposits	469,295	446,102

Securities sold under agreement to repurchase	63,956	76,373
Short-term borrowings	—	302
Long-term debt	65,000	80,000
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	2,591	1,212
Other liabilities	4,290	4,703

Total Liabilities	612,864	616,424

Stockholders’ equity:
Preferred stock, $0.01 par value per share, liquidation preference $1,000; 5,000,000 shares authorized; 7,000 shares issued	6,908	6,863
Common stock, $0.01 par value per share, 10,000,000 shares authorized; 3,679,164 and 3,673,638 shares issued, respectively	37	37
Paid-in-capital	46,666	46,627
Retained earnings	9,953	9,588
Accumulated other comprehensive loss, net of tax	(590)	(2,392)
Treasury stock, at cost - 610,513 shares	(10,232)	(10,232)

Total Stockholders’ Equity	52,742	50,491

Total Liabilities and Stockholders’ Equity	$665,606	$666,915

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans	$4,242	$4,624	$13,258	$14,652
Mortgage-backed securities	712	902	2,213	2,437
Investment securities-taxable	532	622	1,622	1,934
Investment securities-tax-exempt	277	349	896	1,127
Other	21	25	50	67

Total interest income	5,784	6,522	18,039	20,217

Interest expense:
Deposits	967	1,083	3,013	3,353
Securities sold under agreement to repurchase	765	1,007	2,501	3,461
Short-term borrowings	1	1	3	5
Long-term debt	516	675	1,639	2,025
Subordinated debt	102	102	306	305

Total interest expense	2,351	2,868	7,462	9,149

Net interest income	3,433	3,654	10,577	11,068

Provision for loan losses	600	300	1,275	900

Net interest income after provision for loan losses	2,833	3,354	9,302	10,168

Non-interest income:
Other-than-temporary impairment losses	—	(55)	(1,131)	(2,450)
Non-credit related losses recognized in other comprehensive income	—	—	180	1,039

Net impairment losses recognized in earnings	—	(55)	(951)	(1,411)

Loan service charges and fees	195	133	582	491
Realized gain on sales of securities, net	—	—	381	586
Gain on sales of loans	200	21	558	249
(Loss) gain on loan interest rate swaps	(6)	(2)	(4)	12
Deposit service charges and fees	279	309	875	909
ATM fees	268	258	786	733
Non-insured investment products	60	46	167	152
Earnings on cash surrender value of life insurance	64	63	191	191
Other	141	49	426	193

Total non-interest income	1,201	822	3,011	2,105

Non-interest expense:
Compensation and benefits	2,212	2,130	6,585	6,492
Office occupancy and equipment expense	261	258	800	786
Depreciation and amortization	128	142	403	429
Advertising	—	100	200	300
Professional fees	106	102	328	336
Service bureau expense	149	147	446	444
Federal deposit insurance premiums	224	225	665	820
Other	841	634	2,212	1,737

Total non-interest expense	3,921	3,738	11,639	11,344

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited) (Cont’d.)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income before provision for (benefit of) income taxes	$113	$438	$674	$929
Provision for (benefit of) income taxes	(68)	25	(182)	(9)

Net income	181	413	856	938
Preferred stock dividend	(88)	(88)	(263)	(263)
Accretion of preferred stock discount	(15)	(15)	(45)	(45)

Net income available to common stockholders	$78	$310	$548	$630

Earnings per Share:
Basic earnings per common share	$0.03	$0.10	$0.18	$0.21

Diluted earnings per common share	$0.03	$0.10	$0.17	$0.21

Dividends per common share	$0.02	$0.02	$0.06	$0.06

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$181	$413	$856	$938
Other comprehensive income:
Comprehensive gain on cash flow hedges	67	23	194	169
Tax effect	(23)	(8)	(66)	(57)
Comprehensive gain on investment securities	779	391	2,147	215
Tax effect	(265)	(133)	(730)	(73)
Reclassification adjustment on investment securities	—	—	(381)	(586)
Tax effect	—	—	129	199
Comprehensive loss on securities for which other-than-temporary impairment has been recognized in earnings	—	—	(180)	(1,039)
Tax effect	—	—	61	353
Reclassification adjustment for other-than-temporary impairment losses on debt and equity securities	—	55	951	1,411
Tax effect	—	(19)	(323)	(479)

Total other comprehensive income	558	309	1,802	113

Total comprehensive income	$739	$722	$2,658	$1,051

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of Common Shares Issued	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2011	3,673,638	$6,863	$37	$46,627	$9,588	$(2,392)	$(10,232)	$50,491

Net income					856			856
Total other comprehensive income						1,802		1,802

Accretion of preferred stock discount		45			(45)			—
Cumulative dividends on preferred stock					(263)			(263)
Stock-based compensation expense				14				14
Stock options exercised, no tax benefit	1,166			7				7
Restricted stock issued	2,678
Cash dividends declared					(183)			(183)
Shares issued through Dividend Reinvestment Plan	1,682			18				18

Balance at June 30, 2012	3,679,164	$6,908	$37	$46,666	$9,953	$(590)	$(10,232)	$52,742

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$856	$938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,275	900
Provision for depreciation and amortization	403	429
Deferred loan fee amortization	(24)	(111)
Amortization of investment and mortgage-backed securities (discounts) premiums, net	845	699
Realized gains on sales of securities, net	(381)	(586)
Impairment losses on securities	951	1,411
Loans originated for sale	(31,890)	(11,015)
Sales of loans held for sale	31,343	12,754
Net gains on sales of loans	(558)	(249)
Earnings on cash surrender value of life insurance policies	(191)	(191)
Decrease in interest receivable	279	247
Decrease in interest payable	(118)	(204)
Increase in prepaid taxes	(93)	(197)
Non-cash compensation expense related to stock benefit plans	14	28
Changes in other assets	630	1,381
Changes in other liabilities	(101)	1,270

Net cash provided by operating activities	3,240	7,504

Investing Activities:
Proceeds from sales of securities available-for-sale	9,276	22,382
Proceeds from maturities and principal repayments of securities available-for-sale	37,764	23,459
Purchases of securities available-for-sale	(48,499)	(51,254)
Proceeds from maturities and principal repayments of securities held-to-maturity	41,943	35,273
Purchases of securities held-to-maturity	(31,183)	(41,867)
Net decrease in loans	5,817	26,665
Proceeds from sales of foreclosed real estate	655	297
Purchases of office premises and equipment	(126)	(794)
Redemptions of Federal Home Loan Bank (FHLB) stock	1,166	1,431

Net cash provided by investing activities	16,813	15,592

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Cont’d.)

(in thousands)

	Nine Months Ended June 30,
	2012	2011
Financing Activities:
Net increase in deposits	$23,193	$1,172
Net decrease in retail securities sold under agreement to repurchase	(2,417)	(3,167)
Net decrease in wholesale securities sold under agreement to repurchase	(10,000)	(30,000)
Net (decrease) increase in short-term borrowings	(302)	35
Increase in advance payments by borrowers for taxes and insurance	1,379	1,632
Repayments of long-term debt	(15,000)	(401)
Cash dividends paid	(446)	(446)
Stock options exercised	7	—
Proceeds from sale of stock through Dividend Reinvestment Plan	18	12

Net cash used in financing activities	(3,568)	(31,163)

Net increase (decrease) in cash and cash equivalents	16,485	(8,067)

Cash and cash equivalents at beginning of period	24,856	29,337

Cash and cash equivalents at end of period	$41,341	$21,270

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on deposits and other borrowings	$7,580	$9,353

Income taxes paid	$85	$595

Supplemental Schedule of Noncash Investing and Financing Activities
Transfer of loans to foreclosed real estate	$4,688	$2,822

See accompanying notes to unaudited consolidated financial statements.

FIDELITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (Unaudited)

June 30, 2012

(1) Consolidation

The consolidated financial statements contained herein for Fidelity Bancorp, Inc. (the “Company”) include the accounts of Fidelity Bancorp, Inc. and its wholly-owned subsidiary, Fidelity Bank, PaSB (the “Bank”). All inter-company balances and transactions have been eliminated.

(2) Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States. However, all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Company’s Annual Report for the fiscal year ended September 30, 2011. The results for the three and nine-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012 or any future interim period.

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

(4) Stock Based Compensation

On June 30, 2012, the Company had four share-based compensation plans, for which stock options and restricted stock were outstanding as of June 30, 2012. However, the plan described below is the only plan for which stock options and restricted stock are available for grant. The compensation cost that has been charged against income for those plans was $14,000 and $28,000 for the nine months ended June 30, 2012 and 2011, respectively.

The Company’s 2005 Stock-Based Incentive Plan (the Plan), which was shareholder-approved, permits the grant of stock options and restricted stock to its employees and non-employee directors for up to 165,000 shares of common stock, of which a maximum of 55,000 may be restricted stock. Option awards are granted with an exercise price equal to the market value of the common stock on the date of the grant, the options vest over a three-year period, and have a contractual term of seven years, although the Plan permits contractual terms of up to ten years. Option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Additionally, at December 20, 2011, the Company awarded 2,678 shares of restricted stock from the unallocated shares under the Plan having a market value of approximately $23,995. Compensation expense on the restricted stock awards equals the market value of the Company’s stock on the grant date and will be amortized ratably over the three-year vesting period. As of June 30, 2012, 24,471 share awards were available for grant under this program.

As of June 30, 2012 there was approximately $29,000 of unrecognized compensation costs related to unvested share-based compensation awards granted.

Stock option transactions for the nine months ended June 30, 2012 were as follows:

		Weighted-
		Average
		Exercise
	Options	Price Per Share
Outstanding at the beginning of the year	330,652	$15.55
Granted	—	—
Exercised	(1,166)	6.23
Forfeited	(97,699)	16.26

Outstanding as of June 30, 2012	231,787	$15.31

Exercisable as of June 30, 2012	231,787	$15.31

The options outstanding and exercisable as of June 30, 2012 have a weighted average remaining term of 1.5 years.

No options were granted for the nine-month period ended June 30, 2012 or 2011.

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $11,000 and $20,000 for the nine months ended June 30, 2012 and 2011, respectively. For the nine months ended June 30, 2012, there were 2,678 shares of restricted stock awarded. The market price of stock on the date of grant was $8.96. For the nine months ended June 30, 2011, there were 2,969 shares of restricted stock awarded. The market price of stock on the date of grant was $5.91.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income available to common stockholders	$78	$310	$548	$630
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,064	3,057	3,062	3,053
Effect of dilutive securities:
Common stock equivalents	139	137	138	9

Denominator for diluted earnings per share - weighted average shares and assumed conversions	3,203	3,194	3,200	3,062

Basic earnings per common share	$0.03	$0.10	$0.18	$0.21

Diluted earnings per common share	$0.03	$0.10	$0.17	$0.21

Options to purchase 189,037 shares of common stock at prices ranging from $13.06 to $21.35 per share were outstanding during the three months ended June 30, 2012, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 286,319 shares of common stock at prices ranging from $11.06 to $22.91 per share were outstanding during the three months ended June 30, 2011, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Options to purchase 189,037 shares of common stock at prices ranging from $13.06 to $21.35 per share were outstanding during the nine months ended June 30, 2012, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive. Similarly, options to purchase 286,319 shares of common stock at prices ranging from $11.06 to $22.91 per share and warrants to acquire 121,387 shares of common stock at a price of $8.65 per share were outstanding during the nine months ended June 30, 2011, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

(6) Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

(Dollar amounts in thousands)
Available-for-sale:
As of June 30, 2012:
U.S. government and agency obligations	$30,231	$421	$2	$30,650
Municipal obligations	29,500	2,233	—	31,733
Corporate obligations	8,780	27	363	8,444
Equity securities in financial institutions	1,545	70	83	1,532
Other equity securities	1,000	—	10	990
Mutual funds	2,780	58	17	2,821
Trust preferred securities	14,150	67	6,061	8,156
Mortgage-backed securities:
Agency	60,651	2,798	6	63,443
Collateralized mortgage obligations:
Agency	23,582	238	23	23,797
Private-label	2,012	24	130	1,906

	$174,231	$5,936	$6,695	$173,472

Held-to-maturity:
As of June 30, 2012:
U.S. government and agency obligations	$22,003	$70	$5	$22,068
Municipal obligations	6,774	430	—	7,204
Mortgage-backed securities:
Agency	7,137	301	39	7,399
Collateralized mortgage obligations:
Agency	32,885	720	3	33,602
Private-label	930	15	—	945

	$69,729	$1,536	$47	$71,218

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollar amounts in thousands)
Available-for-sale:
As of September 30, 2011:
U.S. government and agency obligations	$39,228	$574	$8	$39,794
Municipal obligations	30,086	1,745	3	31,828
Corporate obligations	3,985	75	845	3,215
Equity securities in financial institutions	2,468	46	1,013	1,501
Other equity securities	1,000	—	56	944
Mutual funds	2,697	51	11	2,737
Trust preferred securities	14,405	39	6,494	7,950
Mortgage-backed securities:
Agency	65,533	2,560	—	68,093
Collateralized mortgage obligations:
Agency	12,180	247	8	12,419
Private-label	2,487	26	204	2,309

	$174,069	$5,363	$8,642	$170,790

Held-to-maturity:
As of September 30, 2011:
U.S. government and agency obligations	$17,533	$95	$13	$17,615
Municipal obligations	10,896	360	—	11,256
Mortgage-backed securities:
Agency	8,708	311	49	8,970
Collateralized mortgage obligations:
Agency	41,206	904	12	42,098
Private-label	2,080	36	19	2,097

	$80,423	$1,706	$93	$82,036

The following table presents the amortized cost and fair value of debt securities by contractual maturity dates as of June 30, 2012:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
As of June 30, 2012:
Due in one year or less	$6,609	$6,652	$2,003	$2,004
Due after one year through five years	31,685	32,243	8,607	8,637
Due after five years through ten years	28,653	30,130	15,509	15,847
Due after ten years	101,959	99,104	43,610	44,730

	$168,906	$168,129	$69,729	$71,218

There were no sales of securities for the three months ended June 30, 2012 and 2011. Proceeds from the sales of securities for the nine months ended June 30, 2012 and 2011 were $9.3 million and $22.4 million, respectively. Gross gains of $426,000 and $586,000 were realized on sales of securities during the nine months ended June 30, 2012 and 2011, respectively. Gross losses of $45,000 and $0 were realized on sales of securities during the nine months ended June 30, 2012 and 2011, respectively.

The Company recognized other-than-temporary impairment losses on securities of $55,000 for the three-month periods ended June 30, 2011. There were no similar impairment charges recognized during the current three-month period ended June 30, 2012. The impairment charges for the three-month period ended June 30, 2011 relate to the Company’s holdings of a private label mortgage-backed security. The Company recognized other-than-temporary impairment losses on securities of $951,000 and $1.4 million for the nine-month periods ended June 30, 2012 and 2011, respectively. The impairment charges for the nine-month period ended June 30, 2012 relate to the Company’s holdings of a private label mortgage-backed security, a pooled trust preferred security, and three common stock holdings of local financial institutions. The impairment charges for the nine-month period ended June 30, 2011 relate to the Company’s holdings of five pooled trust preferred securities, a single issuer trust preferred security, a private label mortgage-backed security, and common stock of a local financial institution.

At June 30, 2012, the unrealized losses on the securities portfolio were primarily attributable to wider credit spreads, reflecting market illiquidity. The Company does not intend to sell these securities and it is not more-likely than-not that the Company will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or more.

	Less than 12 Months			12 Months or More			Total
As of June 30, 2012:	# of	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized
(Dollar amounts in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale:
U.S. government and agency obligations	2	$5,110	$2	—	$—	$—	2	$5,110	$2
Corporate obligations	1	5,283	5	1	640	358	2	5,923	363
Equity securities in financial institutions	2	607	62	1	113	21	3	720	83
Other equity securities	—	—	—	1	990	10	1	990	10
Mutual Funds	—	—	—	1	1,429	17	1	1,429	17
Trust preferred securities	—	—	—	12	7,652	6,061	12	7,652	6,061
Mortgage-backed securities:
Agency	1	3,005	6	—	—	—	1	3,005	6
Collateralized mortgage obligations:
Agency	4	8,792	23	—	—	—	4	8,792	23
Private-label	—	—	—	2	1,193	130	2	1,193	130

Total temporarily impaired available-for-sale securities	10	22,797	98	18	12,017	6,597	28	34,814	6,695

Held-to-maturity:
U.S. government and agency obligations	2	$5,995	$5	—	$—	$—	2	$5,995	$5
Mortgage-backed securities:
Agency	—	—	—	2	1,754	39	2	1,754	39
Collateralized mortgage obligations:
Agency	4	4,197	3	—	—	—	4	4,197	3

Total temporarily impaired held-to-maturity securities	6	10,192	8	2	1,754	39	8	11,946	47

Total temporarily impaired securities	16	$32,989	$106	20	$13,771	$6,636	36	$46,760	$6,742

	Less than 12 Months			12 Months or More			Total
As of September 30, 2011: (Dollar amounts in thousands)	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government and agency obligations	1	$2,081	$8	—	$—	$—	1	$2,081	$8
Municipal obligations	1	509	3	—	—	—	1	509	3
Corporate obligations	—	—	—	2	1,150	845	2	1,150	845
Equity securities in financial institutions	1	264	12	5	1,145	1,001	6	1,409	1,013
Other equity securities	—	—	—	1	944	56	1	944	56
Mutual funds	1	1,388	11	—	—	—	1	1,388	11
Trust preferred securities	3	774	223	10	6,835	6,271	13	7,609	6,494
Collateralized mortgage obligations:
Agency	2	3,929	8	—	—	—	2	3,929	8
Private-label	—	—	—	2	1,318	204	2	1,318	204

Total temporarily impaired available-for-sale securities	9	8,945	265	20	11,392	8,377	29	20,337	8,642

Held-to-maturity:
U.S. government and agency obligations	1	$1,987	$13	—	$—	$—	1	$1,987	$13
Mortgage-backed securities:
Agency	2	2,045	49	—	—	—	2	2,045	49
Collateralized mortgage obligations:
Agency	3	3,835	8	1	789	4	4	4,624	12
Private-label	—	—	—	2	496	19	2	496	19

Total temporarily impaired held-to-maturity securities	6	7,867	70	3	1,285	23	9	9,152	93

Total temporarily impaired securities	15	$16,812	$335	23	$12,677	$8,400	38	$29,489	$8,735

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

For debt securities, a critical component of the evaluation for other-than-temporary impairment is the identification of credit impaired securities, where management does not receive cash flows sufficient to recover the entire amortized cost basis of the security. The extent of the Company’s analysis regarding credit quality and the stress on assumptions used in the analysis had been refined for securities where the current fair value or other characteristics of the security warrant. The paragraphs below describe the Company’s process for identifying credit impairment in security types with the most significant unrealized losses as of June 30, 2012.

Trust Preferred Debt Securities

Included in debt securities in an unrealized loss position at June 30, 2012 were twelve different trust preferred offerings with an aggregate fair value of $7.7 million, all of which had floating rates based on LIBOR. The unrealized losses on these debt securities amounted to $6.1 million at June 30, 2012. Due to dislocations in the credit markets broadly, and the lack of trading and new issuances in trust preferred securities, market price indications generally reflect the lack of liquidity in the market. Prices on pooled trust preferred securities were calculated by a third party valuation company. The valuation methodology is based on the premise that the fair value of the security’s collateral should approximate the fair value of its liabilities. In general, the spreads for trust preferred collateral have widened by over 500 basis points since 2007. To determine the decline in the collateral’s value associated with this increase in credit spreads, the third party projected collateral cash flows for each pool using Intex, the commonly used modeling software for securities of this type. Once generated, the cash flows for each pool were discounted at the applicable rate to arrive at the fair value of the collateral. Any declines in the resulting fair value of the collateral below the par value represent the component of loss attributed to credit risk. The credit quality of each collateral pool was then analyzed for the purpose of projecting defaults and recoveries.

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

During the three months ended June 30, 2012 and 2011, the Company did not incur any impairment charges to earnings on trust preferred debt securities. During the nine months ended June 30, 2012, the Company recognized in earnings impairment charges of $20,000 on an investment in a pooled trust preferred security. The impairment charges on the pooled trust preferred security resulted from several factors, including a downgrade on its credit ratings, failure to pass its principal coverage test, indications of a break in yield, and the decline in the net present value of its projected cash flows. During the nine months ended June 30, 2011, the Company recognized impairment charges of $1.0 million on five investments in pooled trust preferred securities and $135,000 on a single issuer trust preferred security. The impairment charges on the pooled trust preferred securities resulted from several factors, including a downgrade on their credit ratings, failure to pass their principal coverage tests, indications of a break in yield, and the decline in the net present value of their projected cash flows. The impairment charges on the single issuer trust preferred security resulted from the financial institution being put on regulatory order after several quarters of losses and it started deferring interest payments on both its trust preferred and its TARP preferred shares outstanding. Based on cash flow forecasts for the remaining securities, management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

The following table provides additional detail for each trust preferred security in the Company’s portfolio as of June 30, 2012 (Dollars in thousands):

Deal	Type	Class	Moody’s/Fitch Rating	Face Value	Book Value	Fair Value	Unrealized Gain/Loss	A	B	C	D
Alesco XVII	Pooled	B	C/CC	$2,086	$574	$209	$(365)	34	27.24%	4.57%	-18.70%
I-PRETSL I	Pooled	A-1	NA/AA	210	210	195	(15)	14	9.26%	8.87%	92.20%
I-PRETSL I	Pooled	B-2	NA/CCC	2,200	2,200	1,254	(946)	14	9.26%	8.87%	21.81%
I-PRETSL III	Pooled	B-2	B2/CCC	5,000	5,000	2,850	(2,150)	22	7.95%	9.34%	28.88%

MM Community Funding	Pooled	B	Ca/C	1,000	390	280	(110)	8	21.14%	6.34%	-82.82%
PRETSL IV	Pooled	Mezzanine	Ca/CCC	244	244	185	(59)	4	2.06%	6.44%	14.23%
PRETSL V	Pooled	Mezzanine	C/D	63	11	6	(5)	0	5.46%	N/A	N/A
PRETSL VIII	Pooled	B-3	C/C	1,342	233	93	(140)	19	42.18%	-6.38%	-97.81%
PRETSL XVIII	Pooled	B	Caa3/CC	2,056	2,015	247	(1,768)	49	29.61%	7.86%	-6.11%
PRETSL XXI	Pooled	C-2	C/C	1,156	—	12	12	49	27.91%	11.65%	-23.15%
PRETSL XXIV	Pooled	D	C/C	1,643	—	—	—	59	32.96%	12.19%	-44.71%
Regional Diversified Funding 2004-1	Pooled	B-2	Ca/D	2,513	—	50	50	23	44.86%	11.94%	-71.58%

BankAmerica Capital	Single-Issuer	NA	Ba1/BB	1,000	954	806	(148)	NA	NA	NA	NA
Fleet Capital Trust V	Single-Issuer	NA	Ba1/BB	1,000	928	806	(122)	NA	NA	NA	NA
Chase Capital II	Single-Issuer	NA	A2/BBB	1,000	954	721	(233)	NA	NA	NA	NA

Citigroup Trust Preferred	Single-Issuer	NA	Baa3/BB+	250	250	251	1	NA	NA	NA	NA
Valley National Trust Preferred	Single-Issuer	NA	WR/NA	187	187	191	4	NA	NA	NA	NA

Total					$14,150	$8,156	$(5,994)

A -	Number of unique, currently performing issuers
B -	Deferrals and defaults as a percentage of original collateral
C -	Deferrals and defaults as a percentage of currently performing collateral. The values in this field represent our estimate of the percentage of currently performing collateral that will default over the life of each deal.
D -	Excess subordination as a percentage of currently performing collateral. Excess subordination represents the percentage of currently performing collateral that would need to default/(cure) for a bond to be fully collateralized. Excess subordination is calculated by subtracting the total principal balance of the class being evaluated, and all the classes senior to it, from the total performing collateral, and dividing the result by the total performing collateral.

Equity Securities in Financial Institutions

At June 30, 2012 the Company had $83,000 of unrealized losses on equity securities in financial institutions. These securities represent investments in common equity offerings of three financial institutions with an aggregate fair value of $720,000. In addition to the general factors mentioned above for determining whether the decline in market value is other than temporary, the analysis of each of these securities includes a review of the profitability of each issuer and its capital adequacy, and all data available to determine the credit quality of each issuer. There were no impairment charges taken on these securities during the three months ended June 30, 2012 and 2011. During the nine months ended June 30, 2012, the Company recognized in earnings impairment charges of $878,000 on three investments in common stock holdings of local financial institutions resulting from the duration and extent to which the market value has been less than the cost and the performance of the financial institution. During the nine months ended June 30, 2011, the Company recognized in earnings impairment charges of $87,000 on one investment in common stock of a local financial institution resulting from the duration and extent to which the market value has been less than the cost and the performance of the financial institution. Based on the Company’s detailed analysis, and because the Company has the ability and intent to hold the investments until a recovery of its amortized cost basis, except for the investment mentioned above, the Company does not consider these assets to be other-than-temporarily impaired at June 30, 2012. However, continued price declines could result in a write down of one or more of these equity investments.

Corporate Obligations

Included in corporate obligations in an unrealized loss position at June 30, 2012 were two different securities with an aggregate fair value of $5.9 million. The unrealized loss on these securities amounted to $363,000 at June 30, 2012. One of these securities represents an investment in a corporate obligation issued by a financial institution and has a floating rate which resets monthly based on LIBOR. In addition to the general factors mentioned above for determining whether the decline in market value is other-than-temporary, the analysis of this security included a review of the profitability of the issuer and its capital adequacy, and all data available to determine the credit quality of the issuer. The issuer was well capitalized as of June 30, 2012 and the security has an investment grade rating as rated by at least one nationally recognized credit rating agency. The institution had participated in the Treasury’s TARP Capital Purchase Program and has subsequently repaid the TARP proceeds. Based on the Company’s detailed analysis and because the Company has the ability and intent to hold these investments until a recovery of its amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012. There were no impairment charges on corporate obligations for the three and nine months ended June 30, 2012 and 2011.

Private-Label Collateralized Mortgage Obligations

Included in private-label collateralized mortgage obligations in an unrealized loss position at June 30, 2012 were two different securities with an aggregate fair value of $1.2 million. The unrealized loss on these securities amounted to $130,000 at June 30, 2012. For the three months ended June 30, 2012, the Company did not incur any impairment charges to earnings on these securities. For the nine months ended June 30, 2012 the Company recognized $52,000 of credit impairment losses relating to one private label mortgage-backed security. The impairment losses were a result of a downgrade in its credit rating, as well as independent third-party analysis of the underlying collateral for the bond. For the three months ended June 30, 2011 the Company recognized $55,000 of credit impairment losses relating to this security. For the nine months ended June 30, 2011 the Company recognized $142,000 of credit impairment losses relating to this security. Based on management’s analysis of the remaining securities, management determined that the price declines are strictly market and spread related and management expects to recover the remaining amortized cost of these securities. Furthermore, the Company does not intend to sell these securities and believes it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their cost basis, which may be at maturity.

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

The Company’s intent to hold this security to maturity changed because of the significant deterioration in the issuer’s (Wells Fargo) creditworthiness. The security was purchased on June 15, 2007 and was rated AAA by Fitch and Aaa by Moody’s on that date. Since the time of purchase, the security was downgraded six times by Moody’s and four times by Fitch. The security was downgraded to below investment grade on December 16, 2008 and April

8, 2009 by Moody’s and Fitch, respectively. Other-than-temporary impairment (“OTTI”) losses were first recognized in June 2010 and continued each consecutive quarter through December 2011. Total OTTI losses were $312,614 relating to this security. All private-label CMO’s in the HTM portfolio were reviewed for transferability to AFS. As of December 31, 2011, the Company had six private-label CMO securities in its HTM portfolio with a book value of $1.8 million. Of these six securities, three were at an unrealized gain position, two were at an unrealized loss position, and the security noted above was written down to its market value. Of the two securities at an unrealized loss position, one paid off in February 2012 and the other continues to make payments and retains its investment grade rating. There were no OTTI losses recognized on any private-label CMO’s in the HTM portfolio other than the security transferred to AFS. On March 7, 2012, the Company subsequently sold the transferred security and recognized a loss of $45,143.

The following is a roll forward for the nine months ended June 30, 2012 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded other-than-temporary impairment charges through earnings and other comprehensive income:

(In Thousands)
Credit component of OTTI as of October 1, 2011	$5,001
Additions for credit-related OTTI charges on previously unimpaired securities	—
Additions for credit-related OTTI charges on previously impaired securities	72

Credit component of OTTI as of June 30, 2012	$5,073

(7) Loans Receivable and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of June 30, 2012 and September 30, 2011 (in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2012
Residential loans	$1,660	$110,354	$112,014
Commercial real estate loans
Non owner-occupied	7,581	52,009	59,590
All other commercial real estate	3,541	21,261	24,802
Construction loans
Residential construction loans	—	2,666	2,666
Commercial construction loans	2,393	11,588	13,981
Home equity loans	205	61,553	61,758
Consumer loans	—	2,472	2,472
Commercial business and lease loans	2,151	59,383	61,534

Total	$17,531	$321,286	$338,817

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
September 30, 2011
Residential loans	$1,666	$116,802	$118,468
Commercial real estate loans
Non owner-occupied	9,487	51,153	60,640
All other commercial real estate	7,176	15,005	22,181
Construction loans
Residential construction loans	—	7,236	7,236
Commercial construction loans	1,515	13,356	14,871
Home equity loans	213	66,474	66,687
Consumer loans	—	2,510	2,510
Commercial business and lease loans	1,858	57,597	59,455

Total	$21,915	$330,133	$352,048

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2012 and September 30, 2011 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2012
Residential loans	$8	$1	$1,652	$1,660	$1,660
Commercial real estate loans
Non owner-occupied	6,093	839	1,488	7,581	7,675
All other commercial real estate	—	—	3,541	3,541	3,541
Commercial construction loans	—	—	2,393	2,393	2,393
Home equity loans	—	—	205	205	205
Commercial business and lease loans	566	47	1,585	2,151	2,151

Total impaired loans	$6,667	$887	$10,864	$17,531	$17,625

September 30, 2011
Residential loans	$—	$—	$1,666	$1,666	$1,666
Commercial real estate loans
Non owner-occupied	7,742	993	1,745	9,487	10,181
All other commercial real estate	4,746	910	2,430	7,176	7,278
Commercial construction loans	—	—	1,515	1,515	1,515
Home equity loans	—	—	213	213	213
Commercial business and lease loans	1,344	601	514	1,858	1,858

Total impaired loans	$13,832	$2,504	$8,083	$21,915	$22,711

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

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis
Residential loans	$1,663	$—	$24	$835	$73	$—
Commercial real estate loans
Non owner-occupied	7,562	3	54	8,303	141	29
All other commercial real estate	3,558	—	39	8,165	12	117
Commercial construction loans	1,917	18	26	821	49	—
Home equity loans	207	—	3	59	5	—
Commercial business and lease loans	2,121	6	33	1,532	29	20

Total impaired loans	$17,028	$27	$179	$19,715	$309	$166

	Nine Months Ended June 30, 2012			Nine Months Ended June 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis	Interest Income Recognized on a Cash Basis
Residential loans	$1,666	$—	$68	$464	$73	$—
Commercial real estate loans
Non owner-occupied	7,586	33	176	7,675	141	153
All other commercial real estate	4,669	—	180	8,855	12	364
Commercial construction loans	1,706	18	50	410	49	—
Home equity loans	209	—	8	29	5	—
Commercial business and lease loans	2,061	18	116	1,336	31	53

Total impaired loans	$17,897	$69	$598	$18,769	$311	$570

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the orderly liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past payment due date are considered Substandard. Loans which are 90 days past their contractual maturity date are analyzed individually to determine impairment, classification and accrual status. As of June 30, 2012, there were $3.8 million of commercial construction loans and $1.6 million of commercial business loans which were more than 90 days past their contractual maturity date but were otherwise performing in accordance with their terms and were not considered impaired or classified, and were also accruing interest. In general, these loans are either in the process of renewing or paying off. Loans in the Doubtful category have all the weaknesses found in Substandard loans, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable. Any portion of a loan that has been charged off is placed in the Loss category.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, and Doubtful within the internal risk rating system as of June 30, 2012 and September 30, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2012
Commercial real estate loans
Non owner-occupied	$51,292	$4,124	$4,174	$—	$59,590
All other commercial real estate	20,348	—	4,454	—	24,802
Construction loans
Residential construction loans	2,666	—	—	—	2,666
Commercial construction loans	11,588	—	2,393	—	13,981
Commercial business and lease loans	59,383	178	1,973	—	61,534

Total	$145,277	$4,302	$12,994	$—	$162,573

September 30, 2011
Commercial real estate loans
Non owner-occupied	$48,237	$6,221	$6,182	$—	$60,640
All other commercial real estate	14,142	—	8,039	—	22,181
Construction loans
Residential construction loans	7,236	—	—	—	7,236
Commercial construction loans	13,356	—	1,515	—	14,871
Commercial business and lease loans	57,251	458	1,736	10	59,455

Total	$140,222	$6,679	$17,472	$10	$164,383

The following table presents (in thousands) the classes of the loan portfolio for which loan performance is the primary credit quality indicator.

	Residential Loans	Home Equity Loans	Consumer Loans	Total
June 30, 2012
Performing loans	$110,947	$61,422	$2,463	$174,832
Non-performing loans	1,067	336	9	1,412

Total	$112,014	$61,758	$2,472	$176,244

September 30, 2011
Performing loans	$116,704	$65,961	$2,510	$185,175
Non-performing loans	1,764	726	—	2,490

Total	$118,468	$66,687	$2,510	$187,665

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2012 and September 30, 2011 (in thousands):

	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
June 30, 2012
Residential loans	$108,105	$791	$2,032	$19	$2,842	$1,067	$112,014
Commercial real estate loans
Non owner-occupied	54,951	275	148	190	613	4,026	59,590
All other commercial real estate	23,953	218	551	—	769	80	24,802
Construction loans
Residential construction loans	2,666	—	—	—	—	—	2,666
Commercial construction loans	10,175	—	—	3,806	3,806	—	13,981
Home equity loans	60,046	284	162	930	1,376	336	61,758
Consumer loans	2,346	74	43	—	117	9	2,472
Commercial business and lease loans	57,209	556	1,364	1,622	3,542	783	61,534

Total	$319,451	$2,198	$4,300	$6,567	$13,065	$6,301	$338,817

September 30, 2011
Residential loans	$112,633	$3,088	$983	$—	$4,071	$1,764	$118,468
Commercial real estate loans
Non owner-occupied	52,146	1,041	749	2,306	4,096	4,398	60,640
All other commercial real estate	19,387	2,220	574	—	2,794	—	22,181
Construction loans
Residential construction loans	7,236	—	—	—	—	—	7,236
Commercial construction loans	13,231	—	—	1,640	1,640	—	14,871
Home equity loans	64,904	197	315	545	1,057	726	66,687
Consumer loans	2,450	52	4	4	60	—	2,510
Commercial business and lease loans	55,900	2,048	447	1,051	3,546	9	59,455

Total	$327,887	$8,646	$3,072	$5,546	$17,264	$6,897	$352,048

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment. Activity in the allowance is presented for the nine months ended June 30, 2012 and the twelve months ended September 30, 2011 (in thousands):

	Nine Months Ended June 30, 2012
	Residential Loans	Commercial Real Estate Loans	Installment Loans	Commercial Business and Lease Loans	Unallocated	Total
ALLL balance at September 30, 2011	$395	$2,904	$396	$1,947	$121	$5,763
Charge-offs	(76)	(2,318)	(73)	(591)	—	(3,058)
Recoveries	—	190	7	111	—	308
Provision	58	1,283	5	50	(121)	1,275

ALLL balance at June 30, 2012	$377	$2,059	$335	$1,517	$—	$4,288

Individually evaluated for impairment	$1	$839	$—	$47	$—	$887

Collectively evaluated for impairment	$376	$1,220	$335	$1,470	$—	$3,401

	Twelve Months Ended September 30, 2011
	Residential Loans	Commercial Real Estate Loans	Installment Loans	Commercial Business and Lease Loans	Unallocated	Total
ALLL balance at September 30, 2010	$236	$3,300	$371	$1,914	$—	$5,821
Charge-offs	(30)	(714)	(142)	(428)	—	(1,314)
Recoveries	—	—	15	41	—	56
Provision	189	318	152	420	121	1,200

ALLL balance at September 30, 2011	$395	$2,904	$396	$1,947	$121	$5,763

Individually evaluated for impairment	$—	$1,903	$—	$601	$—	$2,504

Collectively evaluated for impairment	$395	$1,001	$396	$1,346	$121	$3,259

For the nine months ended June 30, 2012, the provision of $1.3 million allocated to commercial real estate loans is primarily due to one commercial property. The Company foreclosed on the property and incurred expenses which exceeded the estimated cost previously reserved for in the allowance for loan losses.

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

The Company’s loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. At June 30, 2012 the Company had one home equity loan totaling $60,000 and one residential loan totaling $135,000 that are “TDRs” and are classified as nonperforming. All other “TDRs” are making payments in accordance with the new loan agreements. There are no commitments to lend additional funds to these borrowers. At June 30, 2011 the Company did not have any “TDRs” that were classified as nonperforming.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment of class of loan, as applicable, through a charge-off to the allowance. Segment and class status is determined by the loan’s classification at origination. As of June 30, 2012 a specific reserve of $29,000 has been established against one commercial real estate loan, one commercial business loan, and one residential loan modified in a troubled debt restructuring. At June 30, 2011 a specific reserve of $138,000 had been established against one commercial real estate loan modified in a troubled debt restructuring.

Loan modifications that are considered “TDRs” completed during the three and nine months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012			2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollar amounts in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential loans	—	$—	$—	6	$1,671	$1,671
Commercial real estate loans
Non owner-occupied	—	—	—	1	3,421	3,298
Commercial construction loans	—	—	—	1	1,641	1,641
Home equity loans	—	—	—	3	117	117

Total	—	$—	$—	11	$6,850	$6,727

	Nine Months Ended June 30,
	2012			2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollar amounts in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential loans	1	$9	$9	6	$1,671	$1,671
Commercial real estate loans
Non owner-occupied	—	—	—	1	3,421	3,298
Commercial construction loans	—	—	—	1	1,641	1,641
Home equity loans	—	—	—	3	117	117
Commercial business and lease loans	1	73	73	—	—	—

Total	2	$82	$82	11	$6,850	$6,727

The restructuring of these loans include extension of the loan terms, accepting interest only payments, and resetting the interest rate.

As of June 30, 2012, one residential loan modification classified as “TDR” subsequently defaulted. The balance of this loan was $135,000. As of June 30, 2011, none of the loan modifications classified as “TDRs” subsequently defaulted.

(8) Derivative Instruments

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet at fair value through adjustments to either the hedged items, accumulated other comprehensive income (loss), or current earnings, as appropriate. As part of its overall interest rate risk management activities, the Company utilizes derivative instruments to manage its exposure to various types of interest rate risk. These derivative instruments consist of interest rate swaps. There were two interest rate swap contracts outstanding as of June 30, 2012.

Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

During the second quarter of fiscal 2008, the Company entered into an interest rate swap contract involving the exchange of the Company’s floating rate interest rate payment on its $7.5 million in floating rate preferred securities for a fixed rate interest payment without the exchange of the underlying principal amount. This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by U.S. generally accepted accounting principles. Therefore, the Company accounts for this hedge relationship as a cash flow hedge. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of accumulated other comprehensive income (AOCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management utilizes the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of June 30, 2012, the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income to earnings over the next twelve months.

The pay fixed interest rate swap contract outstanding at June 30, 2012 is being utilized to hedge $7.5 million in floating rate preferred securities. Below is a summary of the interest rate swap contract and the terms at June 30, 2012:

(Dollars in	Notional	Pay	Receive	Maturity	Unrealized
thousands)	Amount	Rate	Rate(*)	Date	Gain	Loss
Cash flow hedge	$7,500	5.32%	1.83%	12/15/2012	$—	$134

(*)	Variable receive rate based upon contract rates in effect at June 30, 2012

During the first quarter of fiscal 2009, the Bank originated a $1.0 million fixed rate loan for one of its commercial mortgage loan customers and simultaneously entered into an offsetting fixed interest rate swap contract with PNC Bank, National Association (“PNC”). The Bank pays PNC interest at the same fixed rate on the same notional amount as the customer pays to the Bank on the commercial mortgage loan, and receives interest from PNC at a floating rate on the same notional amount. This interest rate hedging program helps the Bank limit its interest rate risk while at the same time helps the Bank meet the financing needs and interest rate risk management needs of its commercial customers. The Company accounts for this hedge relationship as a fair value hedge. This interest rate swap contract was recorded at fair value with any resulting gain or loss recorded in current period earnings. For the three and nine months ended June 30, 2012 the Company recorded losses of $6,000 and $4,000, respectively, relating to this contract. For the three and nine months ended June 30, 2011, the Company recorded a loss of $2,000 and a gain of $12,000, respectively, relating to this contract. As of June 30, 2012, the notional amount of the customer-related interest rate derivative financial instrument was $935,000, compared to $954,000 at June 30, 2011.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2012 and September 30, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
	(In Thousands)
As of June 30, 2012
Assets:
Available-for-sale securities:
U.S. government and agency obligations	$—	$30,650	$—	$30,650
Municipal obligations	—	31,733	—	31,733
Corporate obligations	—	8,444	—	8,444
Equity securities in financial institutions	1,532	—	—	1,532
Other equity securities	990	—	—	990
Mutual funds	2,821	—	—	2,821
Trust preferred securities	—	—	8,156	8,156
Mortgage-backed securities:
Agency	—	63,443	—	63,443
Collateralized mortgage obligations:
Agency	—	23,797	—	23,797
Private-label	—	1,906	—	1,906

	$5,343	$159,973	$8,156	$173,472

Residential loans held for sale	$—	$2,942	$—	$2,942

Liabilities:
Derivative instruments	$—	$361	$—	$361

	Level I	Level II	Level III	Total
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

The Company’s Level III investments at June 30, 2012, represent seventeen different trust preferred offerings with an aggregate fair value of $8.2 million, of which twelve had floating rates based on LIBOR at June 30, 2012. Due to dislocations in the credit markets broadly, and the lack of trading and new issuance in trust preferred securities, market price indications generally reflect the lack of liquidity in the market. For further information relating to the Company’s Level III trust preferred securities, reference footnote 6, “Securities”, on pages 14 through 23.

The following table presents the changes in the Level III fair value category for the nine months ended June 30, 2012. The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to the unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly.

Securities Available-For-Sale (In Thousands)

Beginning balance October 1, 2011	$7,950
Impairment charge on securities	(20)
Net change in unrealized loss on securities available-for-sale	461
Purchases, issuances, calls, and settlements	(78)
Paydowns on securities	(164)
Amortization	7
Transfers in and/or out of Level III	—

Ending balance June 30, 2012	$8,156

The following tables present the assets measured on a nonrecurring basis on the Consolidated Statements of Financial Condition at their fair value as of June 30, 2012 and September 30, 2011 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
	(In Thousands)
As of June 30, 2012
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$4,069	$12,575	$16,644
Foreclosed real estate, net	—	6,906	—	6,906

	$—	$10,975	$12,575	$23,550

	Level I	Level II	Level III	Total
	(In Thousands)
As of September 30, 2011
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$6,549	$12,862	$19,411
Foreclosed real estate, net	—	3,125	—	3,125

	$—	$9,674	$12,862	$22,536

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis:

	Quantitative Information about Level III Fair Value Measurements
As of June 30, 2012 (In Thousands)	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$12,466	Appraisal of collateral (1)	Liquidation expenses	5.0% to 10.0% (10.0%)
	109	Discounted cash flow	Discount rate	9.8% (9.8%)
Trust preferred securities	$8,156	Discounted cash flow	Discount rate	4.9% to 25.5% (16.0%)
			Prepayment speeds	0.0% to 3.0% (0.9%)
			Default/deferral rates	0.0% to 0.7% (0.5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.

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

Loans Receivable (including loans held for sale)

The net loan portfolio, except certain impaired loans, has been valued using a present value discounted cash flow. The discount rate used in these calculations is based upon the treasury yield curve, as of June 30, 2012, adjusted for non-interest operating costs, credit loss, current market prices and assumed prepayment risk. The carrying amounts of loans held for sale approximate their fair values.

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

The carrying amounts and fair values of the Company’s financial instruments are presented in the following table:

	June 30, 2012
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(In Thousands)
Financial assets:
Cash and due from banks	$8,233	$8,233	$8,233	$—	$—
Interest bearing demand deposits with other institutions	33,108	33,108	33,108	—	—
Securities available-for-sale	173,472	173,472	5,343	159,973	8,156
Securities held-to-maturity	69,729	71,218	—	71,218
Loans receivable, net (including loans held for sale)	334,529	340,218	—	—	340,218
Federal Home Loan Bank stock	7,007	7,007	7,007	—	—
Accrued interest receivable	2,103	2,103	2,103	—	—

Financial liabilities:
Deposits	469,295	471,849	300,070	—	171,779
Securities sold under agreements to repurchase	63,956	67,450	—	—	67,450
Long-term debt	65,000	69,180	—	—	69,180
Subordinated debt	7,732	7,732	—	—	7,732
Advance payments by borrowers for taxes and insurance	2,591	2,591	2,591	—	—
Accrued interest payable	725	725	725	—	—
Interest rate swap contracts	361	361	361	—	—

	September 30, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$7,035	$7,035
Interest bearing demand deposits with other institutions	17,821	17,821
Securities available-for-sale	170,790	170,790
Securities held-to-maturity	80,423	82,036
Loans receivable, net (including loans held for sale)	348,122	353,286
Federal Home Loan Bank stock	8,173	8,173
Accrued interest receivable	2,382	2,382

Financial liabilities:
Deposits	446,102	449,904
Securities sold under agreements to repurchase	76,373	82,006
Short-term borrowings	302	302
Long-term debt	80,000	84,744
Subordinated debt	7,732	7,732
Advance payments by borrowers for taxes and insurance	1,212	1,212
Accrued interest payable	843	843
Interest rate swap contracts	532	532

(11) Federal Home Loan Bank (“FHLB”) Stock Dividends

The FHLB of Pittsburgh paid a cash dividend equal to an annual yield of 0.10% on April 27, 2012 and February 23, 2012. These were the first payments received since the FHLB announced it was suspending dividend payments and the repurchasing of excess capital stock from members in December 2008. On October 20, 2010, the FHLB repurchased approximately $200 million in excess capital stock held by its members. The amount of excess stock repurchased from each member was the lesser of 5% of the member’s total capital stock outstanding or its excess capital stock outstanding. Similar repurchases were made in subsequent quarters, with the most recent occurring on April 27, 2012. The Bank’s investment in the FHLB of Pittsburgh was $7.0 million at June 30, 2012 and is valued at the par issue amount of $100 per share.

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

(13) Subsequent Events

On July 19, 2012, Fidelity Bancorp, Inc. (“Fidelity”), Fidelity Savings Bank, WesBanco, Inc. (“WesBanco”) and WesBanco Bank, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Fidelity will merge with and into WesBanco (the “Merger”). Under the terms of the Merger Agreement, WesBanco will exchange a combination of its common stock and cash for Fidelity common stock. Fidelity shareholders will be entitled to receive 0.8275 shares of WesBanco common stock and cash in the amount of $4.50 per share for each share of Fidelity common stock. The transaction is expected to close late in the December 31, 2012 quarter or in early 2013.

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

Proposed Merger

On July 19, 2012, WesBanco, Inc. (“WesBanco”), WesBanco Bank, Inc., the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which the Company will be merged with and into WesBanco. Concurrent with or immediately following the merger, the Bank will be merged with and into WesBanco Bank, a wholly-owned subsidiary of WesBanco.

Under the terms of the Merger Agreement, each share of the Company’s common stock will be converted into the right to receive, 0.8275 shares of WesBanco common stock and $4.50 in cash. The Company has the right to terminate the Merger Agreement if (1) the average closing price of WesBanco’s common stock for the 20 consecutive trading days ending on the day before the later of the date (i) on which the last bank regulatory approval or (ii) that the Company’s shareholders approve the Merger Agreement, is received is less than 85% of the closing price of WesBanco common stock on July 18, 2012, the last trading day preceding announcement of the Merger Agreement and (2) from July 19, 2012 through such date, WesBanco’s common stock has underperformed the Nasdaq Bank Index by more than 15%, unless WesBanco elects to increase the merger consideration per share pursuant to a formula specified in the Merger Agreement.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of the Company. The merger is currently expected to be completed in the fourth quarter of 2012 or in early 2013.

All of the Company’s directors and executive officers entered into voting agreements with WesBanco in which they have agreed to vote their shares in favor of the approval of the Merger Agreement at the shareholders meeting to be held for the purpose of voting on the proposed transaction. In the event the Merger Agreement is terminated under certain circumstances, the Company has agreed to pay WesBanco a termination fee of $3,200,000.

The Merger Agreement also contains customary representations and warranties that WesBanco and the Company made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the Merger Agreement, and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been used for the purpose of allocating risk between WesBanco and the Company rather than establishing matters as facts.

The foregoing summary of the Merger Agreement is not complete and is qualified in its entirety by reference to the complete text of such document, which is filed as Exhibit 2.1 to the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on July 20, 2012.

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

The most significant estimates in the preparation of the Company’s financial statements are for the allowance for loan losses, evaluation of investments for other-than-temporary impairment, income taxes, and accounting for stock options. Please refer to the discussion of the allowance for loan losses in Note 7, “Loans Receivable and Related Allowance for Loan Losses”, on pages 23 through 30 above. In addition, further discussion of the estimates used in determining the allowance for loan losses is contained in the discussion on “Provision for Loan Losses” on page 48 of the Company’s 2011 Annual Report to Shareholders. Please refer to the discussion of other-than-temporary impairment in Note 6, “Securities”, on pages 14 through 23 above and in Note 2, “Securities”, on pages 71 through 78 of the Company’s 2011 Annual Report to Shareholders. Please refer to the discussion of income taxes on page 49 below and in Note 10, “Income Taxes”, on pages 94 through 96 of the Company’s 2011 Annual Report to Shareholders. Stock based compensation expense is reported in net income utilizing the fair value-based method in accordance with U.S. generally accepted accounting principles. The fair value of each option award is estimated at the date of grant using the Black-Scholes option-pricing model. Please refer to the discussion of stock based compensation in Note 4, “Stock Based Compensation”, on page 12 above. In addition, further discussion of the assumptions used in determining stock based compensation is contained in Note 13, “Stock Option Plans”, on pages 99 through 100 of the Company’s 2011 Annual Report to Shareholders.

Comparison of Financial Condition

Total assets of the Company decreased $1.3 million, or 0.2%, to $665.6 million at June 30, 2012 from $666.9 million at September 30, 2011. Significant changes in individual categories include decreases in securities held-to-maturity of $10.7 million and net loans outstanding of $11.8 million, offset by increases in cash and cash equivalents of $16.5 million and foreclosed real estate of $3.8 million. The decrease in securities held-to-maturity is a result of maturities and repayments. The decrease in net loans reflects $74.4 million of repayments, partially offset by $59.0 million in loan originations. The increase in cash and cash equivalents is a result of an increase in maturities and repayments of loans and securities. The increase in foreclosed real estate is a result of one large commercial real estate property that was acquired.

Total liabilities of the Company decreased $3.6 million, or 0.6%, to $612.9 million at June 30, 2012 from $616.4 million at September 30, 2011. The decrease is primarily due to a decrease in long-term debt of $15.0 million, and a decrease in securities sold under agreement to repurchase of $12.4 million, partially offset by an increase in deposits of $23.2 million. The decrease in long-term debt and securities sold under agreement to repurchase are a result of maturities. The increase in deposits reflects management’s ongoing efforts to attract and retain deposits.

Stockholders’ equity increased to $52.7 million at June 30, 2012, compared to $50.5 million at September 30, 2011. This result reflects total comprehensive income for the nine-month period ended June 30, 2012 of $2.7 million; stock issued under the Dividend Reinvestment Plan of $18,000; stock-based compensation expense of $14,000; and stock options exercised of $7,000. Offsetting these increases were common and preferred stock cash dividends paid of $446,000. Approximately $3.4 million of the balances in retained earnings as of June 30, 2012 and September 30, 2011 represent base year bad debt deductions for tax purposes only, as they are considered restricted accumulated earnings.

Non-Performing Assets

The following table sets forth information regarding non-accrual loans and foreclosed real estate held by the Company at the dates indicated. The table does not include $6.6 million and $5.5 million of accruing loans at June 30, 2012 and September 30, 2011, respectively, that were more than 90 days past due but were otherwise performing in accordance with their terms. Included in the $6.6 million of accruing loans at June 30, 2012 are $3.8 million of commercial construction loans, $1.6 million of commercial business loans, and $930,000 of home equity loans that have reached their maturity dates and are in the process of renewing or payoff.

	June 30,	September 30,
	2012	2011
	(Dollars in Thousands)
Non-accrual residential real estate loans (one-to-four family)	$1,067	$1,764
Non-accrual construction, multi-family residential and commercial real estate loans	4,106	4,398
Non-accrual installment loans	345	726
Non-accrual commercial business loans	783	9

Total non-performing loans	$6,301	$6,897

Total non-performing loans as a percent of net loans receivable	1.88%	1.99%

Total foreclosed real estate	$6,906	$3,125

Total non-performing loans and foreclosed real estate as a percent of total assets	1.98%	1.50%

Included in non-performing loans at June 30, 2012 are fifteen single-family residential real estate loans totaling $1.1 million, four commercial real estate loans totaling $4.1 million, sixteen installment loans totaling $345,000, and seven commercial business loans totaling $783,000. Non-performing loans decreased $596,000 to $6.3 million at June 30, 2012 from $6.9 million at September 30, 2011. The decrease was primarily attributed to non-accrual residential real estate loans and non-accrual installment loans, which was offset by increases in non-accrual commercial business loans added during the current fiscal year.

At June 30, 2012, the Company had an allowance for loan losses of $4.3 million or 1.3% of gross loans receivable, as compared to an allowance of $5.8 million or 1.7% of gross loans receivable at September 30, 2011. The allowance for loan losses equals 68.1% of non-performing loans at June 30, 2012 compared to 83.6% at September 30, 2011. The level of the allowance for loan losses as a percentage of non-performing loans reflects the concentration of non-performing loans in the commercial real estate category, most of which are collateral-dependent loans that do not have a related allowance for loan losses as a result of applying impairment tests prescribed under U.S. generally accepted accounting principles (see Footnote 7). Management believes the balance in the allowance for loan losses is adequate based on its analysis of quantitative and qualitative factors as of June 30, 2012. Management has evaluated its entire loan portfolio, including these non-performing loans, and the overall allowance for loan losses and believes that the allowance for losses on loans at June 30, 2012 is reasonable. See also “Provision for Loan Losses” on page 46. However, there can be no assurance that the allowance for loan losses is sufficient to cover possible future loan losses.

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

The Company’s ALLL methodology incorporates management’s current judgments about the credit quality of the loan portfolio. The following factors are considered when analyzing the adequacy of the allowance: historical loss experience; volume; type of lending conducted by the Bank; industry standards; the level and status of past due and non-performing loans; the general economic conditions in the Bank’s lending area; and other factors affecting the collectability of the loans in its portfolio. The primary elements of the Bank’s methodology include portfolio segmentation and impairment measurement. Management acknowledges that this is a dynamic process and consists of factors, many of which are external and out of management’s control, that can change often, rapidly and substantially. The adequacy of the ALLL is based upon estimates considering all the aforementioned factors as well as current and known circumstances and events. There is no assurance that actual portfolio losses will not be substantially different than those that were estimated.

Comparison of Results of Operations

for the Three and Nine Months Ended June 30, 2012 and 2011

Net Income

The Company recorded net income for the three months ended June 30, 2012 of $181,000 and net income available to common stockholders of $78,000 or $.03 per diluted common share compared to a net income of $413,000 and net income available to common stockholders of $310,000 or $0.10 per diluted common share for the same period in 2011. The $232,000 decrease in net income primarily reflects a decrease in net interest income of $221,000, an increase in provision for loan losses of $300,000, and an increase in noninterest expense of $183,000, partially offset by a decrease in other-than-temporary impairment (“OTTI”) charges of $55,000, an increase in non-interest income (excluding OTTI charges) of $324,000, and a decrease in income tax provision of $93,000.

The Company recorded net income for the nine months ended June 30, 2012 of $856,000 and net income available to common stockholders of $548,000 or $0.17 per diluted common share compared to net income of $938,000 and net income available to common stockholders of $630,000 or $0.21 per diluted common share for the same period in fiscal 2011. The $82,000 decrease in net income primarily reflects a decrease in OTTI charges of $460,000, an increase in income tax benefit of $173,000, and an increase in non-interest income (excluding OTTI charges) of $446,000, partially offset by a decrease in net interest income of $491,000, an increase in provision for loan losses of $375,000, and an increase in noninterest expense of $295,000. OTTI charges were $951,000 for the nine months ended June 30, 2012 compared to $1.4 million for the prior year period.

The Company’s net income available to common stockholders and diluted earnings per common share for the three and nine months ended June 30, 2012 and 2011 reflects the impact of $103,000 and $308,000, respectively, of preferred stock dividends and discount accretion in each period.

Interest Rate Spread

The Company’s interest rate spread, the difference between average yields calculated on a tax-equivalent basis on interest-earning assets and the average cost of funds, decreased to 2.07% (annualized) in the three months ended June 30, 2012 from 2.14% (annualized) in the same period in 2011. The Company’s tax-equivalent interest rate spread was 2.12% (annualized) in the nine months ended June 30, 2012 and 2011. Between the nine-month periods, average yields and cost of funds both declined by 29 basis points. The decrease in interest rate spread for the three month period ended June 30, 2012 is the result of the average rate paid on interest-bearing liabilities decreasing more than the average yield on interest-earning assets. The decrease in average rate paid on interest-bearing liabilities reflects the repayment of higher rate long-term debt and structured wholesale borrowings between the periods. The following table shows the average yields earned on the Company’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting interest rate spreads, and the net yields on interest-earning assets.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Average yield on:
Mortgage loans	5.15%	5.51%	5.28%	5.61%
Mortgage-backed securities	2.27	2.88	2.31	2.83
Installment loans	4.87	5.26	5.00	5.32
Commercial business loans and leases	4.26	4.88	4.37	4.84
Interest-earning deposits with other institutions, investment securities, and FHLB stock (1)	2.49	2.66	2.68	2.71

Total interest-earning assets	3.80	4.16	3.94	4.23

Average rates paid on:
Deposits	0.96	1.10	1.01	1.14
Securities sold under agreement to repurchase	4.84	4.74	4.72	4.78
Short-term borrowings	0.16	0.18	0.18	0.19
Long-term debt	3.18	3.38	3.18	3.38
Subordinated debt	5.29	5.28	5.29	5.28

Total interest-bearing liabilities	1.73	2.02	1.82	2.11

Average interest rate spread	2.07%	2.14%	2.12%	2.12%

Net yield on interest-earning assets	2.29%	2.37%	2.34%	2.37%

(1)	Interest income on tax-exempt investments has been adjusted for federal income tax purposes using a rate of 34%. Interest income on tax-exempt investment securities was $277,000 and $349,000 and the yield was 3.76% and 4.03%, prior to adjusting for federal income tax for the three months ended June 30, 2012 and 2011, respectively. Interest income on tax-exempt investment securities was $896,000 and $1.1 million and the yield was 3.81% and 4.08%, prior to adjusting for federal income tax for the nine months ended June 30, 2012 and 2011, respectively.

Interest Income

Interest on loans decreased $382,000 or 8.3% to $4.2 million for the three months ended June 30, 2012, compared to $4.6 million in the same period in 2011. Interest on loans decreased $1.4 million or 9.5% to $13.3 million for the nine months ended June 30, 2012, compared to $14.7 million in the same period in 2011. The decrease for both periods reflects a decrease in the average size of the loan portfolio and a decrease in the average yield earned on the loan portfolio. For the three-month period ended June 30, 2012, the average outstanding loan balances decreased $830,000 or 0.2% and the average yield decreased by 43 basis points from 5.37% in the prior period to 4.94% in the current period. For the nine-month period ended June 30, 2012, the average outstanding loan balances decreased $10.1 million or 2.8% and the average yield decreased by 37 basis points from 5.44% in the prior period to 5.07% in the current period. The average loan balances continued to decrease primarily due to increases in principal repayments mainly caused by customers refinancing their mortgage loans. Also, due to the current low interest rate environment, for asset/liability purposes, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans that it originates.

Interest on mortgage-backed securities decreased $190,000 or 21.1% to $712,000 for the three-month period ended June 30, 2012, compared to $902,000 in the same period in 2011. Interest on mortgage-backed securities decreased $224,000 or 9.2% to $2.2 million for the nine-month periods ended June 30, 2012, as compared to $2.4 million in the same period in 2011. The decrease for both periods reflects an increase in the average balance of mortgage-backed securities owned, offset by a decrease in the average yield earned on the portfolio. For the three-month period ended June 30, 2012, the average balance of mortgage-backed securities increased $132,000 or 0.1% and the average yield decreased by 61 basis points from 2.88% in the prior period to 2.27% in the current period. For the nine-month period ended June 30, 2012, the average balance of mortgage-backed securities increased $12.8 million or 11.2% and the average yield decreased by 52 basis points from 2.83% in the prior period to 2.31% in the current period. The yield earned on mortgage-backed securities is affected, to some degree, by the repayment rate of loans underlying the securities. Premiums or discounts on the securities, if any, are amortized to interest income over the life of the securities using the level yield method. During periods of falling interest rates, repayments of the loans underlying the securities generally increase, which shortens the average life of the securities and accelerates the amortization of the premium or discount. Falling rates, however, also tend to increase the market value of the securities.

Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $166,000 or 16.7% to $830,000 for the three months ended June 30, 2012, as compared to $996,000 in the same period in 2011. Interest on interest-bearing demand deposits with other institutions and investment securities (non-tax equivalent) decreased $560,000 or 17.9% to $2.6 million for the nine months ended June 30, 2012, as compared to $3.1 million in the same period in 2011. The decrease for both periods reflects a decrease in the average balance of investment securities in the portfolio and a decrease in the yield earned on these investments. For the three-month period ended June 30, 2012, the average balance of interest-bearing demand deposits with other institutions and investment securities decreased $19.5 million or 11.2% and the average tax-equivalent yield decreased by 17 basis points from 2.66% in the prior period to 2.49% in the current period. For the nine-month period ended June 30, 2012, the average balance of interest-bearing demand deposits with other institutions and investment securities decreased $30.8 million or 17.1% and the average tax-equivalent yield decreased by 3 basis points from 2.71% in the prior period to 2.68% in the current period. The lower average balances were primarily related to repayments, calls and maturities of investment securities. The decreases in the yields are a result of the current lower interest rate environment.

Interest Expense

Interest on deposits decreased $116,000 or 10.8% to $967,000 for the three-month period ended June 30, 2012, as compared to $1.1 million during the same period in 2011. Interest on deposits decreased $340,000 or 10.1% to $3.0 million for the nine-month period ended June 30, 2012, as compared to $3.4 million during the same period in 2011. The decrease for both periods reflects both an increase in the average balance of deposits and a decrease in the average cost of the deposits. For the three-month period ended June 30, 2012, the average balance of deposits increased $12.2 million or 3.1% and the average yield decreased by 14 basis points from 1.10% in the prior period to 0.96% in the current period. For the nine-month period ended June 30, 2012, the average balance of deposits increased $6.7 million or 1.7% and the average yield decreased by 13 basis points from 1.14% in the prior period to 1.01% in the current period. The Company manages its cost of interest-bearing deposit accounts by diligently monitoring the interest rates on its products as well as the rates being offered by its competition through bi-weekly interest rate committee meetings and utilizing rate surveys and subsequently adjusting rates accordingly.

Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $242,000 or 24.0% to $765,000 for the three-month period ended June 30, 2012, as compared to $1.0 million during the same period in 2011. Interest on securities sold under agreement to repurchase, including retail, term, and wholesale structured borrowings, decreased $960,000 or 27.7% to $2.5 million for the nine-month period ended June 30, 2012, as compared to $3.5 million during the same period in 2011. The decrease for the three months ended June 30, 2012 reflects a lower level of average securities sold under agreement to repurchase offset by a slight increase in the cost of these funds. The decrease for the nine-month period ended June 30, 2012 reflects both a decrease in the cost of these funds and a lower level of average securities sold under agreement to repurchase. For the three-month period ended June 30, 2012, the average balance of securities sold under agreement to repurchase decreased $21.7 million or 25.5% and the average yield increased by 10 basis points from 4.74% in the prior period to 4.84% in the current period. For the nine-month period ended June 30, 2012, the average balance of securities sold under agreement to repurchase decreased $26.0 million or 26.8% and the average yield decreased by 6 basis points from 4.78% in the prior period to 4.72% in the current period. The Bank had $55.0 million and $65.0 million of wholesale structured borrowings outstanding at June 30, 2012 and 2011, respectively.

Interest on long-term debt, including FHLB fixed-rate advances and “Convertible Select” advances, decreased $159,000 or 23.6% to $516,000 for the three-month period ended June 30, 2012, as compared to $675,000 in the same period in 2011. Interest on long-term debt, including FHLB fixed rate advances and “Convertible Select” advances, decreased $386,000 or 19.1% to $1.6 million for the nine-month period ended June 30, 2012, as compared to $2.0 million in the same period in 2011. The decrease for both periods reflects both a decrease in the average balance of the debt and a decrease in the average cost of the debt. For the three-month period ended June 30, 2012, the average balance of long-term debt decreased $15.0 million or 18.8% and the average cost decreased by 20 basis points from 3.38% in the prior period to 3.18% in the current period. For the nine-month period ended June 30, 2012, the average balance of long-term debt decreased $11.1 million or 13.8% and the average cost decreased by 20 basis points from 3.38% in the prior period to 3.18% in the current period. The decrease in the average balance and average cost reflects the Company’s decision to de-leverage the balance sheet and was accomplished by using its excess cash to pay off higher rate long-term debt that has matured between the periods.

Net Interest Income

The Company’s net interest income decreased $221,000 or 6.0% to $3.4 million, for the three-month period ended June 30, 2012, as compared to $3.7 million in the same period in 2011. The Company’s net interest income decreased $491,000 or 4.4% to $10.6 million, for the nine-month period ended June 30, 2012, as compared to $11.1 million in the same period in 2011. The decrease in net interest income for the three-month period ended June 30, 2012 reflects interest income decreasing more than interest expense. Interest income decreased $738,000 or 11.3% to $5.8 million as compared to $6.5 million in the same period in 2011. The decrease reflects both a decrease in the average balance of interest earning assets and a decrease in the yields earned on these assets. Interest expense decreased $517,000 or 18.0% to $2.4 million as compared to $2.9 million in the same period in 2011. The decrease reflects both a decrease in the average balance of interest-bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. The decrease in net interest income for the nine-month period ended June 30, 2012 reflects interest income decreasing more than interest expense. Interest income decreased $2.2 million or 10.8% to $18.0 million as compared to $20.2 million in the same period in 2011. The decrease reflects both a decrease in the average balance of interest-earning assets and a decrease in the yields earned on these assets. Interest expense decreased $1.7 million or 18.4% to $7.5 million as compared to $9.1 million in the same period in 2011. The decrease reflects both a decrease in the average balance of interest-bearing liabilities and a decrease in the interest rates paid on interest-bearing liabilities. For the three months ended June 30, 2012 and 2011 the ratio of average interest-earning assets to average interest-bearing liabilities was 114.5% and 113.0%, respectively. For the nine months ended June 30, 2012 and 2011 the ratio of average interest-earning assets to average interest-bearing liabilities was 113.7% and 112.6%, respectively.

Provision for Loan Losses

The provision for loan losses was $600,000 and $300,000 for the three-month periods ended June 30, 2012 and 2011. The provision for loan losses was $1.3 million and $900,000 for the nine-month periods ended June 30, 2012 and 2011. At June 30, 2012, the allowance for loan losses decreased to $4.3 million from $5.8 million at September 30, 2011. Net loan charge-offs were $168,000 for the three months ended June 30, 2012 as compared to net loan charge-offs of $803,000 for the three months ended June 30, 2011. Net loan charge-offs were $2.8 million for the nine months ended June 30, 2012 as compared to net loan charge-offs of $1.1 million for the nine months ended June 30, 2011.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimates of the losses inherent in the portfolio based on a quarterly review by management of factors such as historical loss experience, volume, type of lending conducted by the Bank, industry standards, the level and status of past due and non-performing loans, the general economic conditions in the Bank’s lending area, and other factors affecting the collectability of the loans in its portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

Non-interest Income

Excluding OTTI charges recognized in earnings of $951,000 for the nine months ended June 30, 2012, and $55,000 and $1.4 million for the three and nine months ended June 30, 2011, respectively, total non-interest income increased $324,000 or 36.9% to $1.2 million and increased $446,000 or 12.7% to $4.0 million for the three and nine-month periods ended June 30, 2012, respectively, as compared to $877,000 and $3.5 million during the same periods in 2011. There were no OTTI charges recognized in earnings for the three months ended June 30, 2012. The increase for the three month period ended June 30, 2012 is primarily attributed to an increase in the gain on sales of loans, and an increase in other operating income, partially offset by a decrease in deposit service charges and fees. The increase for the nine month period ended June 30, 2012 is primarily attributed to an increase in loan service charges and fees, an increase in the gain on sales of loans, and an increase in other operating income, partially offset by a decrease in the gains on the sale of securities.

There were no impairment charges on securities for the three months ended June 30, 2012 compared to $55,000 for the three months ended June 30, 2011. The impairment charges for the prior three-month period related to one private label mortgage-backed security. Impairment charges on securities were $951,000 and $1.4 million for the nine months ended June 30, 2012 and 2011, respectively. The impairment charges for the current nine-month period relate to the Company’s holdings of a private label mortgage-backed security, a pooled trust preferred security, and common stock holdings of three local financial institutions. The impairment charges for the prior nine-month period related to the Company’s holdings of a private label mortgage-backed security, five pooled trust preferred securities, a single issuer trust preferred security, and common stock of a local financial institution.

Loan service charges and fees, which include late charges on loans and other miscellaneous loan fees, increased $62,000 or 46.6% to $195,000 for the three months ended June 30, 2012 as compared to $133,000 during the same period in 2011. Loan service charges and fees increased $91,000 or 18.5% to $582,000 for the nine months ended June 30, 2012 as compared to $491,000 during the same period in 2011. The increase for the three and nine month periods ended June 30, 2012 is primarily attributed to an increase in non-deferred loan fees and title insurance fees.

The Company recognized $381,000 in net realized gains on the sales of securities for the nine months ended June 30, 2012, as compared to $586,000 during the same period in 2011.Sales were made from the available-for-sale portfolio as part of management’s asset/liability management strategies. There were no sales of securities during the three months ended June 30, 2012 and 2011.

Gains on the sales of loans were $200,000 and $558,000 for the three and nine months ended June 30, 2012, respectively, as compared to $21,000 and $249,000 during the same periods in 2011. The three-month period ended June 30, 2012 results reflect the sale of approximately $11.7 million of fixed-rate, single-family mortgage loans, compared to $1.3 million of similar loan sales during the prior year period. The nine-month period ended June 30, 2012 results reflect the sale of approximately $31.3 million of fixed-rate, single-family mortgage loans, compared to $12.8 million of similar loan sales during the prior year period. Due to the low interest rate environment, the Bank continues to sell a portion of the fixed rate, single-family mortgage loans it originates.

Deposit service charges and fees were $279,000 and $875,000 for the three and nine months ended June 30, 2012 as compared to $309,000 and $909,000 during the same periods in 2011. The decrease for both periods is attributed to a decrease in the net volume of fees collected for returned checks.

Automated teller machine (ATM) fees were $268,000 and $786,000 for the three and nine months ended June 30, 2012 as compared to $258,000 and $733,000 during the same periods in 2011. The increase for the three and nine months ended June 30, 2012 is attributed to an increase in the interchange fees earned on debit card transactions due to an increase in the volume of these transactions.

Non-insured investment product income was $60,000 and $167,000 for the three and nine months ended June 30, 2012 as compared to $46,000 and $152,000 for the same periods in 2011. The increase for both periods is primarily attributed to an increase in the commissions earned on the sales of these products due to higher volumes of sales.

Other income was $141,000 and $426,000 for the three and nine months ended June 30, 2012 as compared to $49,000 and $193,000 for the same periods in 2011. The increase for both periods is primarily attributable to an increase in the rents received from certain foreclosed real estate properties held by the Company.

Non-interest Expense

Total non-interest expense for the three-month period ended June 30, 2012 increased $183,000, or 4.9%, to $3.9 million, as compared to $3.7 million in the same period in 2011. Total non-interest expense for the nine-month period ended June 30, 2012 increased $295,000, or 2.6%, to $11.6 million, as compared to $11.3 million for the same period in 2011. The increase for the three months ended June 30, 2012 is primarily attributed to an increase in salary and benefits expense, an increase in real estate owned expense, and an increase in other operating expenses, partially offset by a decrease in advertising expense. The increase for the nine months ended June 30, 2012 is primarily attributed to an increase in real estate owned expense and an increase in other operating expense, partially offset by a decrease in FDIC insurance premiums and a decrease in advertising expense.

Compensation and benefits expense was $2.2 million for the three-month period ended June 30, 2012, as compared to $2.1 million for the same period in 2011. Compensation and benefits expense was $6.6 million for the nine-month period ended June 30, 2012, as compared to $6.5 million for the same period in 2011. The increase for the three months ended June 30, 2012 is attributed to an increase in salaries expense and commission expense. Variances for the nine months ended June 30, 2012 include an increase in salaries expense and a decrease in retirement fund expense. The decrease in retirement fund expense is attributed to an accrual adjustment posted in the prior period to fulfill the contributions made to the Employee Stock Ownership Plan in December 2010; there were no similar adjustments made in the current period.

Office occupancy and equipment expense was $261,000 and $800,000 for the three and nine months ended June 30, 2012, respectively, as compared to $258,000 and $786,000 for the same periods in 2011. The increase for the nine months ended June 30, 2012 is primarily attributed to an increase in rent expense, as a full period was recognized for the McCandless Crossing branch for the current period as opposed to a partial amount for the prior year period.

Depreciation and amortization expense was $128,000 and $403,000 for the three and nine months ended June 30, 2012, respectively, as compared to $142,000 and $429,000 for the same period in 2011. The decrease for both periods is attributed to depreciation on furniture and fixtures, as items depreciating in the prior period were fully depreciated in the current period.

Advertising expense was $200,000 for the nine months ended June 30, 2012, as compared to $100,000 and $300,000 for the same period in 2011. There was no advertising expense recognized for the three months ended June 30, 2012. The decrease for both periods is attributed to a reduction in the advertising accrual.

Professional fees were $106,000 and $328,000 for the three and nine months ended June 30, 2012, respectively, as compared to $102,000 and $336,000 for the same periods in 2011. The decrease for the nine months ended June 30, 2012 is primarily attributed to a decrease in legal fees, partially offset by an increase in audit expense.

Federal deposit insurance premiums were $224,000 and $665,000 for the three and nine months ended June 30, 2012, respectively, as compared to $225,000 and $820,000 for the same periods in 2011. The decrease for the nine months ended June 30, 2012 is primarily due to a change in how deposit assessments are calculated. Assessments are now based on average consolidated total assets less tangible equity capital of a financial institution as opposed to its domestic deposit base used previously.

Other operating expenses were $841,000 and $2.2 million for the three and nine months ended June 30, 2012, respectively, as compared to $634,000 and $1.7 million for the same periods in 2011. The increase for both periods is primarily attributed to an increase in consulting fees and foreclosed real estate expense and write-downs.

Income Taxes

An income tax benefit of $68,000 was recorded for the three months ended June 30, 2012 as compared to a provision of $25,000 for the same period in 2011. An income tax benefit of $182,000 was recorded for the nine months ended June 30, 2012 as compared to a benefit of $9,000 for the same period in 2011. The tax benefits in the current periods were significantly impacted by the OTTI charges during the periods. The OTTI charges recorded in the respective periods caused pre-tax income to be lower than tax-exempt income; therefore a tax benefit was recorded. Tax-exempt income includes: income earned on certain municipal investments that qualify for state and/or federal income tax exemption; income earned by the Bank’s Delaware subsidiary, which is not subject to state income tax; and earnings on Bank-owned life insurance policies, which are exempt from federal taxation. State and federal tax-exempt income for the three-month period ended June 30, 2012 was $1.3 million and $274,000, respectively, compared to $1.5 million and $332,000, respectively, for the three-month period ended June 30, 2011. State and federal tax-exempt income for the nine-month period ended June 30, 2012 was $4.2 million and $874,000, respectively, compared to $4.7 million and $1.1 million, respectively, for the nine-month period ended June 30, 2011.

Capital Requirements

The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gains (losses) on securities available-for-sale, goodwill, and cash flow hedges, plus certain types of preferred stock, including the Series B Preferred Stock, and a portion of the Preferred Securities issued by FB Statutory Trust III in 2007. The Preferred Securities may comprise up to 25% of the Company’s Tier 1 capital. The Series B Preferred Stock constitutes Tier 1 Capital for both the risk-weighted and leverage capital requirements. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. At June 30, 2012, the Company had Tier 1 capital as a percentage of risk-weighted assets of 13.17% and total risk-based capital as a percentage of risk-weighted assets of 14.23%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of Tier 1 capital as a percentage of average total assets (the “Leverage Ratio”) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a Leverage Ratio of at least 4% or be subject to prompt corrective action by the Federal Reserve. At June 30, 2012, the Company had a leverage ratio of 8.10%.

The FDIC has issued regulations that require insured institutions, such as the Bank, to maintain minimum levels of capital. In general, current regulations require a leverage ratio of Tier 1 capital to average total assets of not less than 3% for the most highly rated institutions and an additional 1% to 2% for all other institutions. At June 30, 2012, the Bank complied with the minimum leverage ratio having Tier 1 capital of 7.79% of average total assets, as defined.

The Bank is also required to maintain a ratio of qualifying total capital to risk-weighted assets and off-balance sheet items of a minimum of 8%. At June 30, 2012, the Bank’s total capital to risk-weighted assets ratio calculated under the FDIC capital requirement was 13.76%.

Liquidity

The Company’s Asset Liability Committee (“ALCO”) is responsible for monitoring liquidity risk and implementing strategies to ensure it has sufficient sources of funds to meet customers’ withdrawals of deposits and borrowing needs. ALCO also reviews liquidity contingency funding reports that reflect possible liquidity stress due to unanticipated funding or market limitations. The Company’s primary sources of funds have historically consisted of deposits, repurchase agreements, amortization and prepayments of outstanding loans, borrowings from the FHLB of Pittsburgh and other sources, including sales of securities and, to a limited extent, loans. At June 30, 2012, the total of approved loan commitments amounted to $4.5 million. In addition, the Company had $6.5 million of undisbursed loan funds at that date. The amount of savings certificates, which mature during the next twelve months totals approximately $105.3 million, a substantial portion of which management believes, on the basis of prior experience as well as its competitive pricing strategy, will remain in the Company. At June 30, 2012, the Bank’s maximum borrowing capacity at the FHLB was $98.5 million and $5 million was available on a fed funds facility with a correspondent bank. At June 30, 2012, the market value of investment securities available for pledging purposes was approximately $117.9 million.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2012	September 30, 2011
	(in thousands)
Commitments to grant loans	$4,521	$15,375
Unfunded commitments under lines of credit	83,626	80,270
Financial and performance standby letters of credit	1,941	592

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of liability as of June 30, 2012 for guarantees under standby letters of credit issued is not material.

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

Part II - Other Information

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than non-material legal proceedings undertaken in the ordinary course of business.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

(a) Not applicable

(b) Not applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Report.

2.1	Agreement and Plan of Merger by and among WesBanco, Inc., WesBanco Bank, Inc., Fidelity Bancorp, Inc. and Fidelity Savings Bank, dated as of July 19, 2012 (16)

3.1	Articles of Incorporation (1)

3.2	Amended Bylaws (14)

3.3	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (15)

4.1	Common Stock Certificate (1)

4.2	Rights Agreement dated as of June 30, 2003 by and between Fidelity Bancorp, Inc. and Registrar and Transfer Company (3)

4.3	Amendment No. 1 to Rights Agreement (4)

4.4*	Indenture, dated as of September 20, 2007, between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.5*	Amended and Restated Declaration of Trust, dated as of September 20, 2007, by and among Wilmington Trust Company as Institutional Trustee, Fidelity Bancorp, Inc., as Sponsor and Richard G. Spencer, Lisa L. Griffith, and Michael A. Mooney as Administrators

4.6*	Guarantee Agreement, as dated as of September 20, 2007, by and between Fidelity Bancorp, Inc. and Wilmington Trust Company

4.7	Form of Certificate for the Series B Preferred Stock (15)

4.8	Warrant for Purchase of Shares of Common Stock (15)

4.9	Amendment No. 2 to Rights Agreement (17)

10.1	Employee Stock Ownership Plan, as amended (1)

10.4	1997 Employee Stock Compensation Program (6)

10.6	1998 Group Term Replacement Plan (7)

10.8	1998 Salary Continuation Plan Agreement by and between R.G. Spencer, the Company and the Bank (7)

10.9	1998 Salary Continuation Plan Agreement by and between M.A. Mooney, the Company and the Bank (7)

10.10	Salary Continuation Plan Agreement with Lisa L. Griffith (2)

10.11	1998 Stock Compensation Plan (8)

10.12	2000 Stock Compensation Plan (9)

10.13	2001 Stock Compensation Plan (10)

10.14	2002 Stock Compensation Plan (11)

10.15	2005 Stock-Based Incentive Plan (12)

10.16	Form of Directors Indemnification Agreement (13)

10.17	Employment Agreement, dated January 1, 2002, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Richard G. Spencer (14)

10.18	Employment Agreement, dated January 1, 2000, between Fidelity Bancorp, Inc. and Fidelity Bank, PaSB and Michael A. Mooney (14)

10.19	Severance Agreement, dated February 10, 2004, between Fidelity Bank, PaSB and Lisa L. Griffith (14)

10.20	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Anthony F. Rocco (14)

10.21	Severance Agreement, dated December 19, 1997, between Fidelity Bank, PaSB and Sandra L. Lee (14)

10.22	Letter Agreement, dated December 12, 2008, between Fidelity Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series B Preferred Stock and the Warrant (15)

10.23	Form of Waiver, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

10.24	Form of Letter Agreement, executed by each of Messrs. Spencer, Rocco, and Mooney and Ms. Lee and Ms. Griffith (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101**	Interactive Data Files

*	Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.
**	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.
(1)	Incorporated by reference from the exhibits attached to the Prospectus and Proxy Statement of the Company included in its Registration Statement on Form S-4 (SEC File No. 33-55384) filed with the SEC on December 3, 1992 (the “Registration Statement”).
(2)	Incorporated by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed June 30, 2003.
(4)	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed March 17, 2005.
(6)	Incorporated by reference from an exhibit to the Registration Statement on Form S-8 for the year ended September 30, 1998 (SEC File No. 333-47841) filed with the SEC on March 12, 1998.

(7)	Incorporated by reference to an identically numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the SEC on December 29, 1998.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-71145) filed with the SEC on January 25, 1999.
(9)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-53934) filed with the SEC on January 19, 2001.
(10)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-8 (SEC File No. 333-81572) filed with the SEC on January 29, 2002.
(11)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-103448) filed with the SEC on February 26, 2003.
(12)	Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (SEC File No. 333-123168) filed with the SEC on March 7, 2005.
(13)	Incorporated by reference to an identically numbered exhibit in Form 10-Q filed with the SEC on February 13, 2007.
(14)	Incorporated by reference to an identically numbered exhibit to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(15)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed December 12, 2008.
(16)	Incorporated by reference to an exhibit on the Registrant’s Current Report on Form 8-K filed on July 20, 2012.
(17)	Incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on July 24, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY BANCORP, INC.

Date: August 14, 2012	By:	/s/ Richard G. Spencer

Richard G. Spencer President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ Lisa L. Griffith

Lisa L. Griffith Sr. Vice President and Chief Financial Officer